Form 10-Q
period 2016-09-30
CONDUENT Inc
filed 2016-11-10
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 001-37817
CONDUENT INCORPORATED
(Exact Name of Registrant as specified in its charter)

New York	81-2983623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
233 Mount Airy Road, Suite 100 Basking Ridge, New Jersey	07920
(Address of principal executive offices)	(Zip Code)
(908) 758-1200
(Registrant’s telephone number, including area code)
_________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),* and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at November 9, 2016
Common Stock, $0.01 par value	1,000 shares**

* The registrant became subject to the requirements on November 8, 2016.
** As of November 10, 2016, none of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly-traded market for any class of voting stock of the registrant. There is one holder of record of the registrant's equity, Xerox Corporation.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: changes in government regulation and economic, strategic, political and social conditions; competitive pressures; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; the effects of any acquisitions, joint ventures and divestitures by us; our ability to attract and retain key employees; our ability to attract and retain necessary technical personnel and qualified subcontractors; a decline in revenues from or a loss or failure of significant clients; our ability to estimate the scope of work or the costs of performance in our contracts; the failure to comply with laws relating to individually identifiable information, and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; our ability to deliver on our contractual obligations properly and on time; our ability to renew commercial and government contracts awarded through competitive bidding processes; increases in the cost of telephone and data services or significant interruptions in such services; changes in tax and other laws and regulations; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in the "Risk Factors" section of our Registration Statement on Form 10 filed with the Securities and Exchange Commission. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Conduent Form 10-Q

BUSINESS PROCESS OUTSOURCING BUSINESS OF XEROX CORPORATION
FORM 10-Q
September 30, 2016

For additional information about Conduent Incorporation and access to our Registration Statement on Form 10, free of charge, please visit our website at www.conduent.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Conduent Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BUSINESS PROCESS OUTSOURCING BUSINESS OF XEROX CORPORATION
CONDENSED COMBINED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenues
Outsourcing	$1,585	$1,557	$4,856	$4,892
Related party	11	14	38	40
Total Revenues	1,596	1,571	4,894	4,932
Costs and Expenses
Cost of outsourcing	1,319	1,672	4,079	4,505
Related party cost of services	9	10	28	29
Research and development	7	12	25	39
Selling, administrative and general	164	170	517	522
Restructuring and related costs	8	9	57	160
Amortization of intangible assets	63	62	200	187
Separation costs	15	—	34	—
Related party interest	10	14	30	50
Other expenses, net	(1)	12	10	22
Total Costs and Expenses	1,594	1,961	4,980	5,514
Income (Loss) before Income Taxes	2	(390)	(86)	(582)
Income tax expense (benefit)	1	(154)	(54)	(237)
Income (Loss) from Continuing Operations	1	(236)	(32)	(345)
Loss from discontinued operations, net of tax	—	(3)	—	(64)
Net Income (Loss)	$1	$(239)	$(32)	$(409)

The accompanying notes are an integral part of these Condensed Combined Financial Statements.

Conduent Form 10-Q

BUSINESS PROCESS OUTSOURCING BUSINESS OF XEROX CORPORATION
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net Income (Loss)	$1	$(239)	$(32)	$(409)

Other Comprehensive Loss, Net(1):
Translation adjustments, net	(10)	(28)	(25)	(47)
Unrealized (losses) gains, net	—	(1)	1	—
Changes in defined benefit plans, net	1	2	2	3
Other Comprehensive Loss, Net	(9)	(27)	(22)	(44)

Comprehensive Loss, Net	$(8)	$(266)	$(54)	$(453)

(1) Refer to Note 10 - Other Comprehensive Loss for gross components of Other Comprehensive Loss, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Combined Financial Statements.

Conduent Form 10-Q

BUSINESS PROCESS OUTSOURCING BUSINESS OF XEROX CORPORATION
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$148	$140
Accounts receivable, net	1,420	1,246
Related party notes receivable	205	248
Other current assets	247	240
Total current assets	2,020	1,874
Land, buildings and equipment, net	264	280
Intangible assets, net	1,225	1,425
Goodwill	4,850	4,872
Other long-term assets	564	607
Total Assets	$8,923	$9,058
Liabilities and Net Parent Equity
Short-term debt and current portion of long-term debt	$22	$24
Related party notes payable	1,106	1,132
Accounts payable	116	264
Accrued compensation and benefits costs	245	249
Unearned income	208	227
Other current liabilities	609	845
Total current liabilities	2,306	2,741
Long-term debt	26	37
Pension and other benefit liabilities	151	153
Deferred taxes	781	764
Other long-term liabilities	169	201
Total Liabilities	3,433	3,896

Contingencies (See Note 11)

Net Parent Equity
Net parent investment	5,693	5,343
Accumulated other comprehensive loss	(203)	(181)
Total Net Parent Equity	5,490	5,162
Total Liabilities and Net Parent Equity	$8,923	$9,058

The accompanying notes are an integral part of these Condensed Combined Financial Statements.

Conduent Form 10-Q

BUSINESS PROCESS OUTSOURCING BUSINESS OF XEROX CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$1	$(239)	$(32)	$(409)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	135	170	417	466
Provision for receivables	—	—	3	2
Net loss on sales of businesses and assets	—	4	1	75
Stock-based compensation	8	28	18	33
Restructuring and asset impairment charges	—	9	45	160
Payments for restructurings	(17)	(3)	(37)	(13)
Contributions to defined benefit pension plans	(1)	(2)	(4)	(6)
(Increase) decrease in accounts receivable	(27)	116	(140)	31
(Increase) decrease in other current and long-term assets	(1)	118	(70)	(73)
(Decrease) increase in accounts payable and accrued compensation	(15)	53	(154)	(45)
(Decrease) increase in other current and long-term liabilities	(74)	231	(164)	191
Net change in income tax assets and liabilities	132	(358)	80	(408)
Other operating, net	(1)	1	(1)	1
Net cash provided by (used in) operating activities	140	128	(38)	5
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(31)	(25)	(86)	(131)
Proceeds from sales of land, buildings and equipment	—	—	—	1
Cost of additions to internal use software	(11)	(7)	(31)	(20)
Proceeds from sale of businesses	—	6	(53)	939
Acquisitions, net of cash acquired	(1)	(153)	(1)	(195)
Net proceeds (payments) on related party notes receivable	43	(23)	43	(24)
Other investing	(1)	(1)	(1)	—
Net cash (used in) provided by investing activities	(1)	(203)	(129)	570
Cash Flows from Financing Activities:
Net proceeds on debt	2	2	6	30
Net payments on debt	(6)	(7)	(18)	(287)
Net proceeds (payments) on related party notes payable	1	45	(26)	16
Net transfers (to) from parent	(146)	35	216	(324)
Excess tax benefits from stock-based compensation	—	1	—	3
Other financing	—	—	(1)	(1)
Net cash (used in) provided by financing activities	(149)	76	177	(563)
Effect of exchange rate changes on cash and cash equivalents	(2)	(4)	(2)	(8)
(Decrease) increase in cash and cash equivalents	(12)	(3)	8	4
Cash and cash equivalents at beginning of period	160	166	140	159
Cash and Cash Equivalents at End of Period	$148	$163	$148	$163
The accompanying notes are an integral part of these Condensed Combined Financial Statements.

Conduent Form 10-Q

BUSINESS PROCESS OUTSOURCING BUSINESS OF XEROX CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except where otherwise noted)

Note 1 – Basis of Presentation
The Proposed Transaction
On January 29, 2016, Xerox Corporation (Xerox or Parent) announced plans for the complete legal and structural separation ("Spin-Off") of the businesses constituting Xerox's Business Processing Outsourcing business and related operations (the "BPS Business") from Xerox. To effect the separation, Xerox will first undertake a series of internal transactions, following which Conduent Incorporated ("Conduent") will hold, directly or through its subsidiaries, the BPS Business. The separation will be completed by way of a pro rata distribution of Conduent Incorporated shares held by Xerox to Xerox's shareholders. The Spin-Off will be completed by way of a pro rata dividend on December 31, 2016 of shares of Conduent common stock held by Xerox to its shareholders as outstanding shares of common stock of Conduent and Conduent will operate as an independent publicly-traded company.

In these Condensed Combined Financial Statements, unless the context otherwise requires:

•	"We," "our" and "us" refer to Xerox's Business Processing Outsourcing business and related operations, and

•	"Spin-Off" refers to the transaction in which we will be separated from Xerox.
Completion of the Spin-Off is subject to the satisfaction or waiver of a number of conditions. In addition, Xerox has the right not to complete the Spin-Off if, at any time, Xerox’s board of directors determines, in its sole and absolute discretion, that the Spin-Off is not in the best interest of Xerox or its shareholders, or is otherwise not advisable.
Basis of Presentation and Principles of Combination
The Condensed Combined Financial Statements of the BPS Business have been derived from the Consolidated Financial Statements and accounting records of Xerox as if the BPS Business operated on a standalone basis during the periods presented and were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Historically, the BPS Business consisted of the Business Processing Outsourcing Operating segment within Xerox's reportable Services segment and did not operate as a separate, standalone company. Accordingly, its financial position and the related results of operations, cash flows and changes in equity have been reported in Xerox's Consolidated Financial Statements.
We have prepared the unaudited Condensed Combined Financial Statements in accordance with the accounting policies described in our audited 2015 Combined Financial Statements, contained in the Company's Registration Statement on Form 10 filed with the SEC, on June 30, 2016, as amended and the interim reporting requirements of U.S. GAAP. Accordingly, certain information and note disclosures normally included in our annual combined financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. You should read these Condensed Combined Financial Statements in conjunction with the 2015 Combined Financial Statements contained in our Registration Statement on Form 10. In the opinion of management, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
As the separate legal entities and divisions that make up the BPS Business were not historically held by a single legal entity, Total Net Parent Equity is shown in lieu of shareholder's equity in these Condensed Combined Financial Statements. Balances between the BPS Business and Xerox that were not historically settled in cash are included in Net Parent Investment. Net Parent Investment represents Xerox's interest in the recorded assets of the BPS Business and represents the cumulative investment by Xerox in the BPS Business through the dates presented, inclusive of operating results.
The Condensed Combined Financial Statements include the historical basis of assets, liabilities, revenues, and expenses of the individual businesses of Xerox's historical BPS Business including the joint ventures and partnerships over which the BPS Business has a controlling financial interest. The BPS Business uses the equity method to account for investments in business entities that it does not control if it is otherwise able to exercise significant influence over the entities operating and financial policies (generally 20% to 50% ownership). The Condensed Combined Financial Statements include certain assets and liabilities that are held by Xerox that are

Conduent Form 10-Q

specifically identifiable or otherwise attributable to the BPS Business. All intercompany transactions and balances within the BPS Business have been eliminated.
Cash is managed centrally through bank accounts controlled and maintained by Xerox. Accordingly, cash and cash equivalents held by Xerox at the corporate level were not attributable to the BPS Business for any of the periods presented. Only cash amounts specifically attributable to the BPS Business are reflected in the Condensed Combined Balance Sheets. Transfers of cash, both to and from Xerox's centralized cash management system, are reflected as a component of Net Parent Investment in the Condensed Combined Balance Sheets and as a financing activity on the accompanying Condensed Combined Statements of Cash Flows. Historically, the BPS Business received or provided funding as part of Xerox's centralized treasury program.
Third-party debt obligations of Xerox and the corresponding financing costs related to those debt obligations, specifically those that relate to senior notes, term loans, commercial paper obligations and revolving credit facilities, have not been attributed to the BPS Business, as the BPS Business was not the legal obligor on the debt. The only third-party debt obligations included in these Condensed Combined Financial Statements are those for which the legal obligor is a legal entity within the BPS Business.
During the periods presented, the BPS Business functioned as part of the larger group of companies controlled by Xerox. Accordingly, Xerox performed certain corporate overhead functions for the BPS Business. Therefore, certain corporate costs, including compensation costs for corporate employees supporting the BPS Business, have been allocated from Xerox. These allocated costs are for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology, marketing and communications, internal audit and other shared services, which are not provided at the BPS Business level. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of cost, headcount, or other measures we have determined as reasonable. The Condensed Combined Financial Statements do not necessarily include all the expenses that would have been incurred or held by the BPS Business had it been a separate, standalone company. We expect to incur additional expenses, as well as gain incremental productivity as a separate, standalone publicly-traded company. It is not practicable to estimate actual costs that would have been incurred had the BPS Business been a separate standalone company during the periods presented. Allocations for management costs and corporate support services provided to the BPS Business totaled $41 and $125 for the three and nine months ended September 30, 2016, respectively, and $40 and $127 for the three and nine months ended September 30, 2015, respectively.
The management of the BPS Business believes the assumptions underlying the Condensed Combined Financial Statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the BPS Business during the periods presented. Nevertheless, the Condensed Combined Financial Statements may not be indicative of the BPS Business's future performance, and do not necessarily include all of the actual expenses that would have been incurred by the BPS Business and may not reflect the results of operations, financial position, and cash flows of the BPS Business had the BPS Business been a separate, standalone company during the periods presented.
Operations of the BPS Business are included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by Xerox, where applicable. The BPS Business also files certain separate state and local and foreign income tax returns. Income tax expense and other income tax related information contained in the Condensed Combined Financial Statements are presented on a separate return basis as if the BPS Business filed its own tax returns. The income taxes of the BPS Business, as presented in the Condensed Combined Financial Statements, may not be indicative of the income taxes that the BPS Business will generate in the future. In jurisdictions where the BPS Business has been included in the tax returns filed by Xerox, any income taxes payable resulting from the related income tax provisions have been reflected in the balance sheet within "Net Parent Investment."
For convenience and ease of reference, we refer to the financial statement caption “Income (Loss) before Income Taxes” as “pre-tax income (loss)” throughout the Notes to the Condensed Combined Financial Statements.

During the 2016 second quarter closing process, we determined that the first quarter 2016 income tax benefit of $25 should have been $6 higher. This additional income tax benefit was adjusted for and included in the six month results ended June 30, 2016 and the nine month results ended September 30, 2016. We will revise the first quarter 2016 results in future filings to reflect this adjustment. The Company concluded that this item was not material to the condensed combined financial statements for the three months ended March 31, 2016.

Conduent Form 10-Q

Note 2 – Recent Accounting Pronouncements

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. The standard will be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12 Revenue Recognition - Narrow Scope Improvements and Practical Expedients. We will adopt this standard beginning January 1, 2018, and we will use the modified retrospective method. We continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for our fiscal year beginning January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where current GAAP is either unclear or does not include specific guidance. This update is effective for our fiscal year beginning January 1, 2018 with early adoption permitted. This update is not expected to have a material impact on our financial condition, results of operations or cash flows.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718). This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. ASU 2016-09 is effective for our fiscal year beginning January 1, 2017. The adoption of ASU No. 2016-09 is not expected to have a material impact on our financial condition, results of operations or cash flows. However, the update may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the Company's common stock at the date of vesting for share-based awards.

Conduent Form 10-Q

Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory. This update requires recognition of the income-tax consequences of an intra-entity transfer of assets other than inventory. Under current GAAP, recognition of the income tax consequences for assets other than inventory could only occur upon sale to a third party. This update is effective for our fiscal year beginning January 1, 2018. We are currently evaluating the impact of the adoption of ASU 2016-16 on our consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets. The update impacts financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for our fiscal year beginning January 1, 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements.
Equity Method Accounting
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income(loss) ("AOCI") will be recognized through earnings. This update is effective for our fiscal year beginning January 1, 2017, with early adoption permitted. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.
Other Updates
In 2016 and 2015, the FASB also issued the following Accounting Standards Updates which are not expected to have a material impact on our financial condition, results of operations or cash flows. Those updates are as follows:

•
Financial Instruments: ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities, which will be effective for our fiscal year beginning January 1, 2018.

•	Inventory: ASU 2015-11, Simplifying the Subsequent Measurement of Inventory, which is effective for our fiscal year beginning January 1, 2017.

•
Fair Value Measurements: ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), which was effective for our fiscal year beginning January 1, 2016.

•	Disclosures of Going Concern Uncertainties: ASU 2014-15, Presentation of Financial Statements -
Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a
Going Concern, which is effective for our fiscal year ending December 31, 2016.

•	Stock Compensation: ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for
Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be
Achieved after the Requisite Service Period, which was effective for our fiscal year beginning January 1,
2016.

Note 3 – Segment Reporting
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate. All of our segments involve the delivery of business process services and include service arrangements where we manage a customer's business activity or process. We report our financial performance based on the following three primary reportable segments:

•	Commercial Industries

•	Healthcare

•	Public Sector
Commercial Industries: Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries (other than healthcare). Across the Commercial Industries segment, we deliver end-to-end business-to-business and business-to-customer services that enable our clients to optimize their

Conduent Form 10-Q

key processes. Our multi-industry competencies include customer care, human resource management and finance and accounting services. These services are complemented by innovative industry-specific services such as personalized product information for the automotive industry; digitized source-to-pay solutions for clients in the manufacturing industry; customer experience and marketing services for clients in the retail industry; mortgage and consumer loan processing for clients in the financial services industry and customized workforce learning solutions for clients in the aerospace industry.
Healthcare: Our Healthcare segment provides industry-centric business process services to clients across the healthcare industry, including providers, payers, employers, pharmaceutical and life science companies and government agencies. Through this segment we offer innovative services and subject matter expertise to clients. We strive to enable our healthcare clients to focus on improving the patient care experience, lowering total costs and enabling better long-term health outcomes.
Public Sector: Our Public Sector segment provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance, program administration, transaction processing and payment services.
Other: Other includes our Government Health Enterprise Medicaid Platform business, where we are limiting our focus to implementing and maintaining systems for our current Health Enterprise clients, and our Student Loan business, which is in run-off. Other also includes non-allocated corporate expenses as well as inter-segment eliminations.
Selected financial information for our reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit(Loss)
2016
Commercial Industries	$664	$21	$2,030	$44
Healthcare	397	38	1,277	112
Public Sector	443	59	1,290	163
Other	92	(21)	297	(74)
Total	$1,596	$97	$4,894	$245
2015
Commercial Industries	$720	$14	$2,161	$51
Healthcare	422	32	1,293	113
Public Sector	429	51	1,283	145
Other (1)	—	(390)	195	(469)
Total	$1,571	$(293)	$4,932	$(160)
__________________________

(1)
Other includes a pre-tax charge of $389 associated with our third quarter 2015 decision to not fully complete the Health Enterprise implementations in California and Montana. The charge included a $116 reduction to revenues and $273 recorded to cost of outsourcing.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Pre-tax Income (Loss)	2016	2015	2016	2015
Segment Profit (Loss)	$97	$(293)	$245	$(160)
Reconciling items:
Amortization of intangible assets	(63)	(62)	(200)	(187)
Restructuring and related costs	(8)	(9)	(57)	(160)
Business transformation costs(1)	—	—	—	(3)
Related party interest	(10)	(14)	(30)	(50)
Separation costs(2)	(15)	—	(34)	—
Other	1	(12)	(10)	(22)
Pre-tax Profit (Loss)	$2	$(390)	$(86)	$(582)
__________________________

(1)	Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

Conduent Form 10-Q

(2)
Separation costs are expenses incurred in connection with Xerox's planned separation into two independent, publicly-traded companies. These costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Refer to Note 1 - Basis of Presentation for additional information regarding Xerox's planned separation.

Note 4 – Divestitures
Information Technology Outsourcing (ITO)
In 2014, we announced an agreement to sell our ITO business to Atos SE ("Atos"). As a result of this agreement, we reported the ITO business as held for sale and a Discontinued Operation up through its date of sale, which was completed on June 30, 2015.
In February 2016, we reached an agreement with Atos on the final adjustments to the closing balance of net assets sold as well as the settlement of certain indemnification claims and recorded an additional pre-tax loss on the disposal in 2015 of $24 ($14 after-tax). This additional loss was recorded in the 2015 financial statements because the agreement with Atos was reached before the financial statements had been issued, accordingly no adjustment was required in 2016. In the first quarter 2016, we paid Atos approximately $52, representing a $28 adjustment to the final sales price as a result of this agreement and a payment of $24 due from closing. The payment is reflected in Investing cash flows as an adjustment of the sales proceeds.
Other Discontinued Operations
There were no Discontinued Operations for the nine months ended September 30, 2016.
Summarized financial information for our Discontinued Operations for the three and nine months ended September 30, 2015 was as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	ITO	Other	Total	ITO	Other	Total
Revenues	$—	$—	$—	$619	$—	$619

Income from operations (1)	$—	$—	$—	$104	$—	$104
Loss on disposal	(5)	—	(5)	(77)	—	(77)
Net (loss) income before income taxes	(5)	—	(5)	27	—	27
Income tax benefit (expense)	2	—	2	(91)	—	(91)
Loss From Discontinued Operations, Net of Tax	$(3)	$—	$(3)	$(64)	$—	$(64)
__________________________

(1)
ITO Income from operations excludes depreciation and amortization expenses of approximately $80 (including $14 of intangible amortization) for the nine months ended September 30, 2015, since the business was held for sale.

Note 5 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2016	December 31, 2015
Amounts billed or billable	$1,067	$963
Unbilled amounts	360	289
Allowance for doubtful accounts	(7)	(6)
Accounts Receivable, Net	$1,420	$1,246

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at September 30, 2016 and December 31, 2015 were approximately $464 and $443, respectively.

Conduent Form 10-Q

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivables is determined principally on the basis of past collection experience, as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have facilities in the U.S. and Europe that enable us to sell certain accounts receivable without recourse to third-parties. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. Our arrangements involve the sale of our entire interest in groups of accounts receivable for cash.
Under the agreements, we continue to service the sold accounts receivable. A servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivables sold and derecognized from our balance sheet, $63 and $136 remained uncollected as of September 30, 2016 and December 31, 2015, respectively. Accounts receivable sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accounts receivable sales	$74	$60	$228	$179
Estimated Increase (decrease) to operating cash flows(1)	(1)	1	(73)	(19)
__________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and, (iii) currency.

Note 6 – Restructuring Programs and Related Costs
During the nine months ended September 30, 2016, we recorded net restructuring and asset impairment charges of $45, which included approximately $52 of severance costs related to headcount reductions of approximately 3,300 employees worldwide, $2 of lease cancellation costs and $2 of asset impairments. These costs were offset by $11 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives. We also recorded $8 and $12 of costs during the three and nine months ended September 30, 2016, respectively, primarily related to professional support services associated with the implementation of the strategic transformation program.
Information related to restructuring program activity during the nine months ended September 30, 2016 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2015	$4	$—	$—	$4
Provision	52	2	2	56
Reversals	(11)	—	—	(11)
Net Current Period Charges(1)	41	2	2	45
Charges against reserve and currency	(36)	(1)	(2)	(39)
Balance at September 30, 2016	$9	$1	$—	$10
 _____________________________

(1)	Represents net amount recognized within the Condensed Combined Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Combined Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Charges against reserve	$(17)	$(149)	$(39)	$(159)
Asset impairments	—	146	2	146
Restructuring Cash Payments	$(17)	$(3)	$(37)	$(13)

Conduent Form 10-Q

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial Industries	$(3)	$4	$25	$8
Healthcare	—	3	12	4
Public Sector	(1)	2	5	2
Other	4	—	3	146
Total Net Restructuring Charges	$—	$9	$45	$160

Note 7 – Financial Instruments
Foreign Exchange Risk Management
We are a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:

•	Foreign currency-denominated assets and liabilities

•	Forecasted purchases and sales in foreign currency
Summary of Foreign Exchange Hedging Positions
At September 30, 2016, we had outstanding forward exchange contracts with gross notional values of $176, which is typical of the amounts that are normally outstanding at any point during the year. Approximately 68% of these contracts mature within three months, 12% in three to six months, 15% in six to 12 months and 5% in greater than 12 months.
Included in the $176 Gross Notional Value is $61 of derivatives where a Xerox related party is the counterparty. These related party derivatives are all entered into based on prevailing market terms and accounted for as if they were third-party derivatives. These derivatives had a net fair value of less than $1 at September 30, 2016.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated expenses. The net liability fair value of these contracts were $1 and $3 as of September 30, 2016 and December 31, 2015, respectively.

Conduent Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$—
	Other current liabilities	(2)	(3)
	Net Designated Derivative Liability	$(1)	$(3)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$—
	Other current liabilities	(2)	—
	Net Undesignated Derivative Liability	$(1)	$—

Summary of Derivatives	Total Derivative Assets	$2	$—
	Total Derivative Liabilities	(4)	(3)
	Net Derivative Liability	$(2)	$(3)
Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Cash Flow Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative loss recognized in OCI (effective portion)	$(1)	$(3)	$—	$(3)
Derivative loss reclassified from AOCI to income - Cost of outsourcing (effective portion)	(1)	(1)	(2)	(3)
During the nine months ended September 30, 2016 and 2015, no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At September 30, 2016, net after-tax losses of $1 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.

Conduent Form 10-Q

The following table provides a summary of losses on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Loss	2016	2015	2016	2015
Foreign exchange contracts – forwards	Other expense – Currency loss, net	$(1)	$(2)	$(1)	$(3)
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. For the three months ended September 30, 2016 and 2015, currency gains (losses), net were $1 and $(1), respectively, and for the nine months ended September 30, 2016 and 2015, currency gains (losses), net were $3, and $(3), respectively.

Note 8 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2016	December 31, 2015
Assets:
Foreign exchange contracts - forwards	$2	$—
Deferred compensation investments in cash surrender life insurance	96	92
Deferred compensation investments in mutual funds	21	21
Total	$119	$113
Liabilities:
Foreign exchange contracts - forwards	$4	$3
Deferred compensation plan liabilities	110	110
Total	$114	$113
We utilize the income approach to measure the fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as Level 2.
Fair value for our deferred compensation plan investments in Company-owned life insurance is reflected at cash surrender value. Fair value for our deferred compensation plan investments in mutual funds is based on quoted market prices for actively traded investments similar to those held by the plan. Fair value for deferred compensation plan liabilities is based on the fair value of investments corresponding to employees’ investment selections, based on quoted prices for similar assets in actively traded markets.
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$148	$148	$140	$140
Accounts receivable, net	1,420	1,420	1,246	1,246
Short-term debt	22	22	24	24
Long-term debt	26	26	37	37
The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2).

Conduent Form 10-Q

Note 9 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans
Components of Net Periodic Benefit Costs:	2016	2015	2016	2015
Service cost	$—	$—	$—	$2
Interest cost	1	—	1	2
Expected return on plan assets	(1)	—	(2)	(3)
Recognized net actuarial loss	—	—	1	—
Defined Benefit Plans	—	—	—	1
Defined contribution plans	8	6	2	1
Net Periodic Benefit Cost	8	6	2	2

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial gain	—	—	—	—
Amortization of net actuarial loss	—	—	(1)	—
Total Recognized in Other Comprehensive Loss	—	—	(1)	—
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$8	$6	$1	$2

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans
Components of Net Periodic Benefit Costs:	2016	2015	2016	2015
Service cost	$—	$—	$1	$3
Interest cost	3	2	4	5
Expected return on plan assets	(3)	(2)	(6)	(7)
Recognized net actuarial loss	—	—	1	1
Defined Benefit Plans	—	—	—	2
Defined contribution plans	22	21	6	3
Net Periodic Benefit Cost	22	21	6	5

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial loss	—	—	—	(2)
Amortization of net actuarial loss	—	—	(1)	(1)
Total Recognized in Other Comprehensive Loss	—	—	(1)	(3)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$22	$21	$5	$2
Contributions
During the nine months ended September 30, 2016, we made cash contributions of $4 ($3 U.S. and $1 Non-U.S.) to our defined benefit pension plans. We presently anticipate additional cash contributions of $2 ($1 U.S. and $1 Non-U.S.) for total full-year cash contributions of approximately $6 ($4 U.S. and $2 Non-U.S.). In 2015, full-year cash contributions to our defined benefit pension plans were $8 ($4 U.S. and $4 Non-U.S.).

Conduent Form 10-Q

Note 10 - Other Comprehensive Loss
Other Comprehensive Loss is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Losses	$(10)	$(10)	$(28)	$(28)	$(25)	$(25)	$(47)	$(47)
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges - losses	(1)	—	(3)	(3)	—	—	(3)	(3)
Changes in cash flow hedges reclassed to earnings(1)	1	—	1	2	2	1	3	3
Net Unrealized (Losses) Gains	—	—	(2)	(1)	2	1	—	—

Defined Benefit Plans:
Net actuarial gains	—	—	—	—	—	—	2	1
Actuarial loss amortization/settlement(2)	1	1	—	—	1	1	1	1
Other gains(3)	—	—	2	2	1	1	1	1
Changes in Defined Benefit Plans	1	1	2	2	2	2	4	3

Other Comprehensive Loss	$(9)	$(9)	$(28)	$(27)	$(21)	$(22)	$(43)	$(44)
_____________________________

(1)	Reclassified to Cost of outsourcing. Refer to Note 7 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost. Refer to Note 9 - Employee Benefit Plans for additional information.

(3)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2016	December 31, 2015
Cumulative translation adjustments	$(172)	$(147)
Other unrealized losses, net	—	(1)
Benefit plans net actuarial losses and prior service credits	(31)	(33)
Total Accumulated Other Comprehensive Loss	$(203)	$(181)

Note 11 – Contingencies and Litigation
As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters and, as of September 30, 2016, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when the BPS Business undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the BPS Business. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The

Conduent Form 10-Q

ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the BPS Business's combined financial position or liquidity. As of September 30, 2016, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
Litigation Against the BPS Business
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively, the "Xerox Defendants") violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Xerox Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. The Xerox Defendants filed their Answer in June, 2014 denying all allegations. The Xerox Defendants will continue to vigorously defend themselves in this matter. We do not believe it is probable that we will incur a material loss in excess of the amount accrued for this matter. In the course of litigation, we periodically engage in discussions with plaintiff’s counsel for possible resolution of the matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.
Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (“Buck”) for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (“StanCERA”). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court. Buck entered into a stay agreement with plaintiffs that essentially postpones this litigation pending the outcome of parallel litigation between plaintiffs and StanCERA. Buck will continue to aggressively defend these lawsuits.
U.S. Equal Employment Opportunity Commission (“EEOC”) v. Baltimore County, Maryland: On January 1, 2007, the EEOC filed suit against Baltimore County (“County”) alleging that the County’s employer pension plan is age discriminatory under the federal Age Discrimination in Employment Act (“ADEA”) on the grounds that older employees were required to pay higher contributions to the plan than younger employees. Buck Consultants, LLC (“Buck”) is not a party to the lawsuit, but Buck provided administrative services to the plan and the County has asserted indemnity rights against Buck in the event that liability is found. On October 17, 2012, the trial court issued summary judgment finding the plan discriminatory but leaving for trial the question of damages. This decision has been affirmed on appeal and the matter is back before the trial court for trial on all remaining fact issues and damages. On April 24, 2015, the County filed for leave to add Buck as a third party to the lawsuit between the County and the EEOC. Buck has filed opposition papers. On January 22, 2015, the County served Buck with a declaratory judgment lawsuit seeking an affirmative determination that Buck owes the County defense and indemnity in the EEOC’s lawsuit against the County.  Buck filed its motion to dismiss, which the court granted in part and dismissed the County’s claim for indemnity. The court declined, at this time, to dismiss the County’s claim related to Buck’s alleged duty to defend. This case will now go forward to assess whether Buck owes a duty to defend the County in the action with the EEOC. Buck will continue to aggressively defend these matters.

Conduent Form 10-Q

Other Matters
On January 5, 2016, the Consumer Financial Protection Bureau (the "CFPB") notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. This notice stems from an inquiry that commenced in 2014 when XES received and responded to a Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the Department of Education and the CFPB certain adjustments of which it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB and the Department of Education, as well as certain states' attorney general offices and other regulatory agencies, began similar reviews. XES has cooperated and continues to fully cooperate with all regulatory agencies, and XES has submitted its NORA response. We cannot provide assurance that the CFPB or another party will not ultimately commence a legal action against XES in this matter nor are we able to predict the likely outcome of the investigations into this matter. We could in future periods incur judgments or enter into settlements in connection with this matter and there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.
Other Contingencies

Certain contracts, primarily in our Public Sector segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2016, we had $655 of outstanding surety bonds used to secure our performance of contractual obligations with our clients, and we had $102 of outstanding letters of credit used to secure our performance of contractual obligations to our clients as well as other corporate obligations.
In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe we have sufficient capacity in the surety markets and liquidity from our cash flow and our various credit arrangements, including those with our Parent, to allow us to respond to future requests for proposals that require such credit support.
We have service arrangements where we service third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third-party. At September 30, 2016, we serviced a FFEL portfolio of approximately 1.6 million loans with an outstanding principal balance of approximately $24.1 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2016, other current liabilities include reserves of approximately $4 for losses on defaulted loans purchased which we believe to be adequate. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

Conduent Form 10-Q

Note 12 – Changes in Parent Equity

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Net Parent Equity
Balance at December 31, 2015	$5,343	$(181)	$5,162
Net loss	(32)	—	(32)
Translation adjustments, net	—	(25)	(25)
Unrealized gains, net	—	1	1
Changes in defined benefit plans, net	—	2	2
Net transfers from parent	382	—	382
Balance at September 30, 2016	$5,693	$(203)	$5,490

Balance at December 31, 2014	$5,540	$(129)	$5,411
Net loss	(409)	—	(409)
Translation adjustments, net	—	(47)	(47)
Changes in defined benefit plans, net	—	3	3
Net transfers from parent	919	—	919
Balance at September 30, 2015	$6,050	$(173)	$5,877

Note 13 – Related Party Transactions and Parent Company Investment

Allocation of Corporate Expenses
The Condensed Combined Statements of Income (Loss), Condensed Combined Statements of Comprehensive Loss and Condensed Combined Statements of Cash Flows include an allocation of general corporate expenses from Xerox. The financial information in these Condensed Combined Financial Statements does not necessarily include all the expenses that would have been incurred or held by the BPS Business had it been a separate, standalone company. It is not practicable to estimate actual costs that would have been incurred had the BPS Business been a standalone company during the periods presented. The management of the BPS Business considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, it. Allocations for management costs and corporate support services provided to the BPS Business for the three and nine months ended September 30, 2016 totaled $41 and $125, respectively and $40 and $127 for the three and nine months ended September 30, 2015, respectively. These amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology, marketing and communications, internal audit and other shared services. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of costs, headcount or other measures we have determined as reasonable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$6	$10	$20	$32
Selling, administrative and general	35	30	105	95
Total Allocated Corporate Expenses	$41	$40	$125	$127

Net Parent Investment
Net Parent investment on the Condensed Combined Balance Sheets and in Note 12 represents Xerox’s historical investment in the BPS Business, the net effect of transactions with, and allocations from Xerox, and the BPS Business’s accumulated earnings. Net transfers to Xerox are included within Net Parent investment. The components of Net transfers to Xerox and the reconciliation to the corresponding amount presented on the Condensed Combined Statements of Cash Flows were as follows:

Conduent Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash pooling and general financing activities	$86	$(85)	$360	$275
Corporate cost allocations	41	40	125	127
Income taxes	(136)	193	(157)	244
Divestitures and acquisitions, net	1	147	54	(744)
Capitalization of related party notes payable	—	—	—	1,017
Total net transfers (to) from parent	(8)	295	382	919
Stock-based compensation	(8)	(28)	(18)	(33)
Capitalization of related party notes payable	—	—	—	(1,017)
Other, net	(130)	(232)	(148)	(193)
Total Net Transfers (To) From Parent per Condensed Combined Statements of Cash Flows	$(146)	$35	$216	$(324)

Related Party Receivables/Payables
Certain operating units of the BPS Business have various interest bearing notes under contractual agreements to and from Xerox and other related parties. The purpose of these notes is to provide funds for certain working capital or other capital and operating requirements of the business. Net interest expense on these notes with related party companies is recorded net in Related Party Interest in the Condensed Combined Statements of Income (Loss) and was $10 and $14 for the three months ended September 30, 2016 and 2015, respectively and $30 and $50 for the nine months ended September 30, 2016 and 2015, respectively. These notes have fixed interest rates that range from 1.0% to 8.0%. The balances are reported within current assets as Related party notes receivable and within current liabilities as Related party notes payable in the Condensed Combined Balance Sheets as the balances are expected to be settled as part of the separation transaction.

Related Party Revenue and Purchases
The BPS Business provides various services to Xerox including those related to human resource, accounting and finance and customer care, which are reported as Related party revenue in the Condensed Combined Statements of Income (Loss). The costs related to these services are reported as Related party cost of services in the Condensed Combined Statements of Income (Loss).

The BPS Business also leased equipment and received related services, supplies and parts from Xerox and Xerox subsidiaries in the amount of $4 and $5 for the three months ended September 30, 2016 and 2015, respectively and $15 and $18 for the nine months ended September 30, 2016 and 2015, respectively. The costs related to these services, supplies and parts are reported as Cost of outsourcing in the Condensed Combined Statements of Income (Loss).

Note 14 – Subsequent Event
The Condensed Combined Financial Statements of the BPS Business are derived from the Consolidated Financial Statements of Xerox Corporation, which issued its financial statements for the three and nine months ended September 30, 2016 on November 3, 2016. Accordingly, the BPS Business has evaluated transactions or other events for consideration as recognized subsequent events in the financial statements through November 3, 2016. Additionally, the BPS Business has evaluated transactions and other events that occurred through the issuance of these Condensed Combined Financial Statements, November 10, 2016, for purposes of disclosure of unrecognized subsequent events.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying Condensed Combined Financial Statements and the notes thereto .This discussion contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates,

Conduent Form 10-Q

assumptions and projections about the business process outsourcing industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section of this Quarterly Report on Form 10-Q entitled "Forward-Looking Statements" and the sections of our Registration Statement on Form 10 entitled “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the financial condition and results of operations of the BPS Business. MD&A is provided as a supplement to, and should be read in conjunction with, our accompanying Condensed Combined Financial Statements and the notes thereto. MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.

•
Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2016 and 2015.

•
Capital Resources and Liquidity. This section provides a discussion of our current financial condition and an analysis of our cash flows for the nine months ended September 30, 2016 and 2015. This section also provides a discussion of our contractual obligations and commitments and off-balance sheet arrangements. Included in this section is a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•	Market Risk Management. This section presents information about our market sensitive financial instruments and exposure to market risks as of September 30, 2016.
For purposes of this MD&A section, we use the terms "Conduent Incorporated," “Conduent,” “the Company,” “we,” “us” and “our” to refer to Xerox's business process outsourcing business and related operations. References in this MD&A section to “Xerox” refer to Xerox Corporation, collectively with its consolidated subsidiaries other than, for all periods following the Spin-Off, Conduent.

Overview
Spin-off Transaction
On January 29, 2016, Xerox announced plans for the complete legal and structural separation of the BPS Business from Xerox. To effect the separation, Xerox will complete the Internal Transactions described under “Certain Relationships and Related Party Transactions-Agreements with Xerox-Separation and Distribution Agreement”. Following the Internal Transactions, Conduent will hold the BPS Business. The Spin-Off will be completed by way of a pro rata dividend of Conduent shares held by Xerox to Xerox stockholders of record as of the Record Date. Following the Spin-Off, Xerox stockholders will own 100% of the outstanding shares of common stock of Conduent and Conduent will operate as an independent, publicly-traded company.
Currency Impact
To understand the trends in our business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as “currency impact” or “the impact from currency” or "constant currency". In 2016 and 2015, this impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate.
Three and Nine Months ended September 30, 2016 Review
Total revenues for the three months ended September 30, 2016 of $1.6 billion increased 2% compared to prior-year period. On an adjusted1 basis (described below), total revenues decreased 5% with minimal currency impact, as

Conduent Form 10-Q

growth in Public Sector was more than offset by declines in Commercial Industries and Healthcare. Operating margin for the three months ended September 30, 2016 of 6.1% improved 0.4-percentage points as compared to the prior-year period, reflecting cost and productivity improvements, including benefits from our strategic transformation program.
Total revenues for the nine months ended September 30, 2016 of $4.9 billion decreased 1% compared to prior-year period. On an adjusted1 basis, total revenues decreased 3% with a 1-percentage point negative impact from currency, as growth in Public Sector more than offset by declines in Commercial Industries and Healthcare. Operating margin for the nine months ended September 30, 2016 of 5.0% improved 0.5-percentage points as compared to the prior-year period, reflecting cost and productivity improvements, including benefits from our strategic transformation program, as well as lower expenses from our determination to refocus our Government Healthcare business, especially our HE platform implementations.
_______________
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Financial Review
Basis of Presentation
The Condensed Combined Financial Statements of the BPS Business have been derived from the Consolidated Financial Statements and accounting records of Xerox as if the BPS Business operated on a standalone basis during the periods presented and were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Historically, the BPS Business consisted of the Business Processing Outsourcing Operating segment within Xerox's reportable Services segment and did not operate as a separate, standalone company. Accordingly, its financial position and the related results of operations, cash flows and changes in equity have been reported in Xerox's Consolidated Financial Statements.
We have prepared the unaudited Condensed Combined Financial Statements in accordance with the accounting policies described in our audited 2015 Combined Financial Statements, contained in the Company's Registration Statement on Form 10 filed with the SEC, on June 30, 2016, as amended and the interim reporting requirements of U.S. GAAP. Accordingly, certain information and note disclosures normally included in our annual combined financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. You should read these Condensed Combined Financial Statements in conjunction with the 2015 Combined Financial Statements contained in our Registration Statement on Form 10. In the opinion of management, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.

Conduent Form 10-Q

As the separate legal entities and divisions that make up the BPS Business were not historically held by a single legal entity, Total Net Parent Equity is shown in lieu of shareholder's equity in these Condensed Combined Financial Statements. Balances between the BPS Business and Xerox that were not historically settled in cash are included in Net Parent Investment. Net Parent Investment represents Xerox's interest in the recorded assets of the BPS Business and represents the cumulative investment by Xerox in the BPS Business through the dates presented, inclusive of operating results.
The Condensed Combined Financial Statements include the historical basis of assets, liabilities, revenues, and expenses of the individual businesses of Xerox's historical BPS Business including the joint ventures and partnerships over which the BPS Business has a controlling financial interest. The BPS Business uses the equity method to account for investments in business entities that it does not control if it is otherwise able to exercise significant influence over the entities operating and financial policies (generally 20% to 50% ownership). The Condensed Combined Financial Statements include certain assets and liabilities that are held by Xerox that are specifically identifiable or otherwise attributable to the BPS Business. All intercompany transactions and balances within the BPS Business have been eliminated.
Cash is managed centrally through bank accounts controlled and maintained by Xerox. Accordingly, cash and cash equivalents held by Xerox at the corporate level were not attributable to the BPS Business for any of the periods presented. Only cash amounts specifically attributable to the BPS Business are reflected in the Condensed Combined Balance Sheets. Transfers of cash, both to and from Xerox's centralized cash management system, are reflected as a component of Net Parent Investment in the Condensed Combined Balance Sheets and as a financing activity on the accompanying Condensed Combined Statements of Cash Flows. Historically, the BPS Business received or provided funding as part of Xerox's centralized treasury program.
Third-party debt obligations of Xerox and the corresponding financing costs related to those debt obligations, specifically those that relate to senior notes, term loans, commercial paper obligations and revolving credit facilities, have not been attributed to the BPS Business, as the BPS Business was not the legal obligor on the debt. The only third-party debt obligations included in these Condensed Combined Financial Statements are those for which the legal obligor is a legal entity within the BPS Business.
During the periods presented, the BPS Business functioned as part of the larger group of companies controlled by Xerox. Accordingly, Xerox performed certain corporate overhead functions for the BPS Business. Therefore, certain corporate costs, including compensation costs for corporate employees supporting the BPS Business, have been allocated from Xerox. These allocated costs are for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology, marketing and communications, internal audit and other shared services, which are not provided at the business level. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of cost, headcount or other measures we have determined as reasonable. The Condensed Combined Financial Statements do not necessarily include all the expenses that would have been incurred or held by the BPS Business had it been a separate, standalone company. We expect to incur additional expenses as well as gain incremental productivity as a separate, standalone publicly-traded company. It is not practicable to estimate actual costs that would have been incurred had the BPS Business been a separate, standalone company during the periods presented. Allocations for management costs and corporate support services provided to the BPS Business totaled $41 million and $125 million for the three and nine months ended September 30, 2016, respectively, and $40 million and $127 million for the three and nine months ended September 30, 2015, respectively.
The management of the BPS Business believes the assumptions underlying the Condensed Combined Financial Statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the BPS Business during the periods presented. Nevertheless, the Condensed Combined Financial Statements may not be indicative of the BPS Business's future performance, and do not necessarily include all of the actual expenses that would have been incurred by the BPS Business and may not reflect the results of operations, financial position, and cash flows of the BPS Business had the BPS Business been a separate, standalone company during the periods presented.

Conduent Form 10-Q

Operations of the BPS Business are included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by Xerox, where applicable. The BPS Business also files certain separate state and local and foreign income tax returns. Income tax expense and other income tax related information contained in the Condensed Combined Financial Statements are presented on a separate return basis as if the BPS Business filed its own tax returns. The income taxes of the BPS Business, as presented in the Condensed Combined Financial Statements, may not be indicative of the income taxes that the BPS Business will generate in the future. In jurisdictions where the BPS Business has been included in the tax returns filed by Xerox, any income taxes payable resulting from the related income tax provisions have been reflected in the balance sheet within "Net Parent Investment."
For convenience and ease of reference, we refer to the financial statement caption “Income (Loss) before Income Taxes” as “pre-tax income (loss)” throughout the Notes to the Condensed Combined Financial Statements.

During the 2016 second quarter closing process, we determined that the first quarter 2016 income tax benefit of $25 should have been $6 higher. This additional income tax benefit was adjusted for in the second quarter of 2016 and included in the nine month results ended September 30, 2016. We will revise the first quarter 2016 results in future filings to reflect this adjustment. The Company concluded that this item was not material to the condensed combined financial statements for the three months ended March 31, 2016.

2015 Health Enterprise (HE) Charges

Prior year results include a pre-tax charge (HE charge) of $389 million ($237 million after-tax) associated with our third quarter 2015 decision to not fully complete the HE implementations in California and Montana. The charge included a $116 million reduction to revenues with the remaining $273 million recorded to costs of outsourcing.

The above developments followed the change in strategy in our Government Healthcare business announced in second quarter 2015 to focus our future HE platform implementations on current Medicaid customers and to discontinue investment in and sales of an integrated eligibility system. This change resulted in a pre-tax, non-cash software impairment charge of $146 million ($89 million after-tax).

As a result of the significant year-over-year impact of the HE charge and the software impairment charge on our reported revenues, earnings and key metrics, we are also comparing our current year results to adjusted prior year results, which exclude these charges. These adjusted results and comparisons are noted as "adjusted" in the discussion below.
Results of Operations
Revenue Results Summary

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2016	2015	% Change	CC % Change	2016	2015	% Change	CC % Change
Total Revenues	$1,596	$1,571	2%	3%	$4,894	$4,932	(1)%	(1)%

Adjusted Total Revenues(1)	$1,596	$1,687	(5)%	(5)%	$4,894	$5,048	(3)%	(2)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency.

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Total revenues for third quarter 2016 increased 2% compared to third quarter 2015. On an adjusted1 basis, excluding the HE charge, total revenues decreased 5%, with minimal currency impact. Overall, non-U.S. revenues represented just over 20% of total revenues (Pound Sterling-denominated revenues represented approximately 2% of total revenues).
The decline was driven by the run-off of the Student Loan business and our third quarter 2015 decision to not fully complete the HE platform implementations in California and Montana, which combined had approximately a 1.7-percentage point impact. In addition, revenues decreased due to lower volumes and lost business, particularly in Commercial Industries, as well as overall price declines that were consistent with prior-period trends. Partially

Conduent Form 10-Q

offsetting these declines were ramping new contracts, particularly in Public Sector, and moderating growth from acquisitions, primarily in Healthcare.
Total revenues for the nine months ended September 30, 2016 decreased 1% compared to the prior-year period. On an adjusted1 basis, total revenues decreased 3%, with a 1-percentage point negative impact from currency. Overall non-U.S. revenues represented just over 20% of total revenues (Pound Sterling-denominated revenues represented approximately 2% of total revenues).
The decline was driven by the run-off of the Student Loan business and our third quarter 2015 decision to not fully complete the HE platform implementations in California and Montana, which combined had approximately a 1.3-percentage point impact. In addition, revenues decreased due to lower volumes and lost business, particularly in Commercial Industries, as well as overall price declines that were consistent with prior-period trends. Partially offsetting these declines were moderate growth from acquisitions and ramping new contracts, primarily in some areas of Healthcare and Public Sector.
_______________

(1)	Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Reported				Reported
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	B/(W)		2016	2015	B/(W)
Total Gross Margin	16.8%	(7.1)%	23.9	pts.	16.1%	8.1%	8.0	pts.
R&D as a % of Revenue	0.4%	0.8%	0.4	pts.	0.5%	0.8%	0.3	pts.
SAG as a % of Revenue	10.3%	10.8%	0.5	pts.	10.6%	10.6%	—	pts.

Pre-tax Income Margin	0.1%	(24.8)%	24.9	pts.	(1.8)%	(11.8)%	10.0	pts.
Operating Margin (1)	N/A	N/A	N/A		N/A	N/A	N/A

	Adjusted(2)				Adjusted(2)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	B/(W)		2016	2015	B/(W)
Total Gross Margin	16.8%	16.5%	0.3	pts.	16.1%	15.6%	0.5	pts.
R&D as a % of Revenue	0.4%	0.7%	0.3	pts.	0.5%	0.8%	0.3	pts.
SAG as a % of Revenue	10.3%	10.1%	(0.2)	pts.	10.6%	10.3%	(0.3)	pts.

Pre-tax Income Margin	N/A	N/A	N/A		N/A	N/A	N/A
Operating Margin (1)	6.1%	5.7%	0.4	pts.	5.0%	4.5%	0.5	pts.
_______________

(1)	Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.

(2)	Refer to the Key Financial Ratios Reconciliation table in the "Non-GAAP Financial Measures" section.
Pre-tax Income Margin
Pre-tax income margin for third quarter 2016 of 0.1% increased 24.9-percentage points as compared to third quarter 2015. The increase was primarily driven by the third quarter 2015 HE charge of $389 million partially offset by separation costs.
Pre-tax income margin for the nine months ended September 30, 2016 of (1.8)% increased 10.0-percentage points as compared to the prior year period. The increase was primarily driven by the second quarter 2015 $146 million software impairment charge and the third quarter 2015 HE charge of $389 million and was partially offset by higher 2016 restructuring and related costs as well as separation costs.

Conduent Form 10-Q

Pre-tax income margin includes the amortization of intangible assets, related party interest, net, other expenses, net, restructuring and related costs and separation costs, all of which are separately discussed in subsequent sections. Operating margin excludes these items.
Operating Margin
Operating margin1 of 6.1% for third quarter 2016 increased by 0.4-percentage points as compared to third quarter 2015. The increase was primarily driven by an improvement in gross margin due to reduced costs in our HE platform implementations as well as more favorable line-of-business mix and greater cost productivity, including benefits from our strategic transformation program. These benefits were partially offset by increased expense, particularly in SAG, due to favorable prior-year compensation adjustments. As noted above, the BPS Business operating margin contains an allocation for management cost and corporate support services totaling $41 million and $40 million for the three months ended September 30, 2016 and 2015, respectively.
Operating margin1 of 5.0% for the nine months ended September 30, 2016, increased 0.5-percentage points as compared to the prior year period. The increase was driven by an improvement in gross margin due to reduced costs in our HE platform implementations as well as more favorable line-of-business mix and greater cost productivity, including benefits from our strategic transformation program. As noted above, the BPS Business operating margin contains an allocation for management cost and corporate support services totaling $125 million and $127 million for the nine months ended September 30, 2016 and 2015, respectively.
_______________
(1)Refer to the Operating Income / Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Gross margin of 16.8% for third quarter 2016, increased 23.9-percentage points or 0.3-percentage points on an adjusted1 basis as compared to third quarter 2015. The increase reflected restructuring and productivity improvements, benefits from lower expenses associated with our HE platform implementations (a result of decisions we made in 2015 to curtail this business) and favorable line-of-business mix. These benefits were partially offset by continued margin pressures in our customer care service offerings, lower profitability in our Student Loan business and price declines.
Gross margin of 16.1% for the nine months ended September 30, 2016, increased 8.0-percentage points or 0.5-percentage points on an adjusted1 basis as compared to the prior year period. The increase reflected restructuring and productivity improvements, benefits from lower expenses associated with our HE platform implementations (a result of decisions we made in 2015 to curtail the Government HE Medicaid Platform business) and favorable line-of-business mix. These benefits were partially offset by continued margin pressures in our customer care service offerings, lower profitability in our Student Loan business and price declines.
Additional analysis of the change in gross margin for each business segment is included under "Operations Review of Segment Revenue and Profit" below.
_______________

(1)	Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Research & Development Expenses (R&D)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Total R&D Expenses	$7	$12	$(5)	$25	$39	$(14)

R&D as a percentage of revenue of 0.4% decreased 0.4-percentage points or 0.3-percentage points on an adjusted1 basis from third quarter 2015. The decrease was due primarily to lower R&D program spending and the benefits from ongoing restructuring.
R&D of $7 million decreased by $5 million compared to third quarter 2015.

R&D as a percentage of revenue of 0.5% for the nine months ended September 30, 2016 decreased 0.3-percentage points on an actual and adjusted1 basis compared to the prior year period. The decrease was due primarily to lower R&D program spending and the benefits from ongoing restructuring.
R&D of $25 million for the nine months ended September 30, 2016, decreased by $14 million compared to the prior year period.

Conduent Form 10-Q

_______________

(1)	Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 10.3% decreased 0.5-percentage points from third quarter 2015. On an adjusted basis1, SAG increased 0.2-percentage points, as benefits from restructuring and cost initiatives only partially offset the decline in total revenues and higher expenses due to favorable prior-year compensation adjustments.
SAG of $164 million was $6 million lower than the third quarter 2015 and reflected the following:

•	$8 million decrease in selling expenses

•	$2 million increase in general and administrative expenses
SAG as a percentage of revenue of 10.6% for the nine months ended September 30, 2016, was flat compared to the prior year period. On an adjusted1 basis, SAG increased 0.3-percentage points, as benefits from restructuring and cost initiatives were offset by the decline in total revenues and higher expenses due to favorable prior-year compensation adjustments.
SAG of $517 million for the nine months ended September 30, 2016, was $5 million lower than from the prior year period and reflected the following:

•	$9 million decrease in selling expenses

•	$2 million increase in general and administrative expenses

•	$2 million increase in bad debt expense
_______________

(1)	Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Restructuring and Related Costs
Third quarter 2016 restructuring and related costs of $8 million primarily relate to professional support services associated with the implementation of the strategic transformation program.
During third quarter 2016, there was no impact to net restructuring and asset impairment charges as approximately $4 million of severance costs related to headcount reductions were offset by $4 million of net reversals, primarily resulting from changes in estimated reserves from prior-period initiatives.
During third quarter 2015, we recorded net restructuring and asset impairment charges of $9 million, which included approximately $11 million of severance costs related to headcount reductions of approximately 700 employees worldwide, partially offset by $2 million of net reversals for changes in estimated reserves from prior-period initiatives.
Restructuring and related costs of $57 million for the nine months ended September 30, 2016 includes restructuring and asset impairment charges of $45 million as well as $12 million of additional costs primarily related to professional support services associated with the implementation of the strategic transformation program.
During the nine months ended September 30, 2016, we recorded net restructuring and asset impairment charges of $45 million which include approximately $52 million of severance costs related to headcount reductions of approximately 3,300 employees worldwide, $2 million of lease cancellation costs and $2 million in asset impairments. These costs were partially offset by $11 million of net reversals for changes in estimated reserves.
During nine months ended September 30, 2015, we recorded net restructuring and asset impairment charges of $160 million which included $19 million of severance costs related to headcount reductions of approximately 1,160 employees worldwide and $1 million of lease cancellation costs, partially offset by $6 million of net reversals for changes in estimated reserves from prior-period initiatives. Asset impairments charges of $146 million were associated with software asset impairments resulting from the change in strategy in our Government Healthcare business, discussed above.
The restructuring reserve balance as of September 30, 2016 for all programs was $10 million, all of which is expected to be spent over the next twelve months.
Refer to Note 6 - Restructuring Programs, in the Condensed Combined Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets

Conduent Form 10-Q

Third quarter 2016 amortization of intangible assets of $63 million increased $1 million compared to third quarter 2015.
Amortization of intangible assets of $200 million for the nine months ended September 30, 2016, increased $13 million compared to prior year period, primarily due to the accelerated amortization of a customer relationship asset in first quarter 2016 as a result of a lost contract.
Separation Costs
Separation costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Separation costs also include the costs associated with bonuses and restricted stock grants awarded to employees for retention through the separation.
During the three and nine months ended September 30, 2016, we recorded separation costs of $15 million and $34 million, respectively, which exclude tax-related separation costs discussed below in Income Taxes.
Related-Party Interest Expense, Net
Related-party interest expense for third quarter 2016 of $10 million was $4 million lower compared to third quarter 2015, primarily due to the capitalization of certain related party notes payable in 2015 as a result of the proceeds received from the sale of the ITO business.
Related-party interest expense for the nine months ended September 30, 2016 of $30 million was $20 million lower than prior year primarily due to the capitalization of certain related party notes payable in 2015 as a result of the proceeds received from the sale of the ITO business.
Refer to Note 13 - Related Party Transactions and Parent Company Investment in the Condensed Combined Financial Statements for additional information regarding related-party interest expense, net.
Worldwide Employment
Worldwide employment was approximately 93,700 as of September 30, 2016 and decreased by 10,100 from December 31, 2015, due primarily to the impact of restructuring and productivity reductions as well as seasonal reductions, partially offset by additions from ramping new business.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Third-party interest expense	$1	$1	$3	$7
Losses (gains) on sales of businesses and assets(1)	(2)	—	(1)	(1)
Currency (gains) losses, net	(1)	1	(3)	3
Litigation matters	4	6	15	10
Deferred compensation investment (gains) losses	(2)	5	(5)	1
All other expenses, net	(1)	(1)	1	2
Total Other Expenses, Net	$(1)	$12	$10	$22
_______________

(1)	Excludes the loss on sale of the ITO business reported in Discontinued Operations. Refer to Note 4 - Divestitures in the Condensed Combined Financial Statements for additional information.
Third-Party Interest Expense: Represents interest on senior notes and capital lease obligations.
Currency (Gains) Losses, Net: Currency (gains) losses primarily result from the re-measurement of foreign currency-denominated assets and liabilities, the cost of hedging foreign currency-denominated assets and liabilities and the mark-to-market of foreign exchange contracts utilized to hedge those foreign currency denominated assets and liabilities.

Litigation Matters: Litigation matters reflect probable losses and reserves for various legal matters.
Refer to Note 11 - Contingencies and Litigation, in the Condensed Combined Financial Statements for additional information regarding litigation against the Company.

Conduent Form 10-Q

Deferred Compensation Investment (Gains) Losses: Represents (gains) losses on investments supporting certain of our deferred compensation arrangements. These gains or losses are offset by an increase or decrease in compensation expense recorded in SAG as a result of the increase or decrease in the liability associated with these arrangements, respectively.
Income Taxes
Third quarter 2016 effective tax rate was 50.0%. This rate was higher than the U.S. statutory tax rate primarily as a result of pre-tax losses in the U.S. due to the following charges: Restructuring and related costs, Amortization of intangible assets and Separation costs, including tax-related separation costs discussed below in Income Taxes. The U.S. pre-tax losses are taxed at a higher rate than our foreign pre-tax income, which has the effect of increasing the overall effective tax rate above the statutory tax rate. On an adjusted1 basis, third quarter 2016 effective tax rate was 39.8% which excludes the tax effects of the previously noted charges. This rate was higher than the U.S. statutory tax rate primarily due to the geographical mix of profits.
The nine months ended September 30, 2016 effective tax rate was 62.8%. This rate was higher than the U.S. statutory tax rate primarily as a result of pre-tax losses in the U.S. due to the following charges: Restructuring and related costs, Amortization of intangible assets and Separation costs, including tax-related separation costs discussed below in Income Taxes. The U.S. pre-tax losses are taxed at a higher rate than our foreign pre-tax income, which has the effect of increasing the overall effective tax rate above the statutory tax rate. On an adjusted1 basis, the nine months ended September 30, 2016 effective tax rate, which excludes the tax effects of the previously noted charges, was 22.4%. This rate was lower than the U.S. statutory tax rate primarily due to the geographical mix of profits as well as the redetermination of certain unrecognized tax positions upon conclusion of several audits.
Third quarter 2015 effective tax rate was 39.5%. This rate was higher than the U.S. statutory tax rate primarily as a result of pre-tax losses in the U.S. due to the following charges: Restructuring and related costs, Amortization of intangible assets and the HE charge. The U.S. pre-tax losses are taxed at a higher rate than our foreign pre-tax income, which has the effect of increasing the overall effective tax rate above the statutory tax rate. On an adjusted1 basis, third quarter 2015 effective tax rate was 35.7% which excludes the tax effects of the previously noted charges. This rate was higher than the U.S. statutory tax rate primarily due to the geographical mix of profits.
The nine months ended September 30, 2015 effective tax rate was 40.7%. This rate was higher than the U.S. statutory tax rate primarily as a result of pre-tax losses in the U.S. due to the following charges: Restructuring and related costs, Amortization of intangible assets and the HE charge. The U.S. pre-tax losses are taxed at a higher rate than our foreign pre-tax income, which has the effect of increasing the overall effective tax rate above the statutory tax rate. On an adjusted1 basis, the nine months ended September 30, 2015 effective tax rate was 31.8%, which excludes the tax effects of the previously noted charges. This rate was lower than the U.S. statutory tax rate primarily due to the geographical mix of profits.
Tax-related Separation Costs
We recorded a deferred tax benefit/asset of $6 million on our separation costs for third quarter 2016 and $13 million for the 2016 year-to-date period. We estimate half of the year-to-date deferred tax asset will be eliminated at the time the separation is executed, as certain separation costs are expected to be non-deductible.

In connection with the Spin-Off, Xerox will undertake the Internal Transactions, which we expect to include internal reorganizations of, and transactions among, our wholly-owned subsidiaries and operating activities. Although we believe that, for the most part, the Internal Transactions can be completed in a tax-free manner, we do expect to incur incremental income tax expense associated with certain elements of the Internal Transactions. Accordingly, for year-to-date 2016, we recorded $10 million for the estimated income tax on the book/tax basis differences currently associated with our investments in certain subsidiaries that are expected to be impacted by the Internal Transactions. Upon the completion of the Spin-Off, we also expect to recognize additional income tax expense in certain state and international jurisdictions primarily related to the change in realizability of certain deferred tax assets.
_______________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.

Conduent Form 10-Q

Net Income (Loss) from Continuing Operations
Third quarter 2016 income from continuing operations was $1 million. On an adjusted1 basis, net income from continuing operations was $53 million reflecting the adjustments for the amortization of intangible assets, restructuring and related costs and separation costs.
Third quarter 2015 net loss from continuing operations was $236 million. On an adjusted1 basis, net income from continuing operations was $45 million reflecting the adjustments for the amortization of intangible assets, restructuring charges and the HE charge.
Net loss from continuing operations for the nine months ended September 30, 2016 was $32 million. On an adjusted1 basis, net income from continuing operations was $159 million reflecting the adjustments for the amortization of intangible assets, restructuring and related costs and separation costs.
Net loss from continuing operations for the nine months ended September 30, 2015 was $345 million. On an adjusted1 basis, net income from continuing operations was $105 million reflecting the adjustments for the amortization of intangible assets, restructuring and related costs and the HE charge.
_______________

(1)	Refer to the "Non-GAAP Financial Measures" section for a reconciliation of reported net income from continuing operations to adjusted net income.
Discontinued Operations
There were no Discontinued Operations as of September 30, 2016.
Refer to Note 4 - Divestitures in the Condensed Combined Financial Statements for additional information regarding Discontinued Operations.
Other Comprehensive Loss
Third quarter 2016 Other comprehensive loss was $9 million as compared to a loss of $27 million in the third quarter 2015. The change of $18 million, is primarily due to a $18 million change from the translation of our foreign currency denominated net assets. The third quarter 2016 reflects translation losses of $10 million primarily as a result of the weakening of our major foreign currencies as compared to the U.S. Dollar at quarter-end spot rates. Third quarter 2015 reflects translation losses of $28 million primarily due to a significant weakening of those same foreign currencies against the U.S. dollar in the prior year.
Other comprehensive loss was $22 million for the nine months ended September 30, 2016, as compared to a loss of $44 million in prior year period. The change of $22 million, is primarily due to a $22 million change from the translation of our foreign currency denominated net assets. The nine months ended September 30, 2016 reflects translation losses of $25 million primarily as a result of the weakening of our major foreign currencies as compared to the U.S. Dollar at quarter-end spot rates. The nine months ended September 30, 2015 reflects translation losses of $47 million primarily due to a significant weakening of those same foreign currencies against the U.S. dollar in the prior year. Offsetting this change were net gains from changes in defined benefit plans of $2 million for the nine months ended September 30, 2016 as compared to net gains of $3 million in the prior year period.
Refer to Note 9 - Employee Benefit Plans in the Condensed Combined Financial Statements for additional information regarding net changes in defined benefit plans.

Conduent Form 10-Q

Operations Review of Segment Revenue and Profit
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate: Commercial Industries, Healthcare and Public Sector. Revenues by segment for the three months and nine months ended September 30 were as follows:

	Three Months Ended September 30,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2016
Commercial Industries	$664	41%	$21	3.2%
Healthcare	397	25%	38	9.6%
Public Sector	443	28%	59	13.3%
Other	92	6%	(21)	(22.8)%
Total	$1,596	100%	$97	6.1%

2015
Commercial Industries	$720	46%	$14	1.9%
Healthcare	422	27%	32	7.6%
Public Sector	429	27%	51	11.9%
Other	—	—%	(390)	*
Total	$1,571	100%	$(293)	(18.7)%

Adjusted:(1)
Other	$116	7%	$(1)	(0.9)%
Total	$1,687	N/A	$96	5.7%

	Nine Months Ended September 30,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2016
Commercial Industries	$2,030	42%	$44	2.2%
Healthcare	1,277	26%	112	8.8%
Public Sector	1,290	26%	163	12.6%
Other	297	6%	(74)	(24.9)%
Total	$4,894	100%	$245	5.0%

2015
Commercial Industries	$2,161	44%	$51	2.4%
Healthcare	1,293	26%	113	8.7%
Public Sector	1,283	26%	145	11.3%
Other	195	4%	(469)	*
Total	$4,932	100%	$(160)	(3.2)%

Adjusted:(1)
Other	$311	6%	$(80)	(25.7)%
Total	$5,048	N/A	$229	4.5%
_______________

*	Percent not meaningful.

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.

Conduent Form 10-Q

Commercial Industries Segment
Revenue
Commercial Industries revenue of $664 million for third quarter 2016 was 41% of total revenues and decreased 8% from third quarter 2015. The decline was driven by lost business, lower volumes and a reduced level of project work year-over-year as a result of fewer large cases in our litigation services offering, as well as negative impacts from currency. Partially offsetting the decline were benefits from ramping new contracts, primarily in our high-tech business area.
Commercial Industries revenue of $2,030 million for the nine months ended September 30, 2016, was 42% of total revenues and decreased 6% from the prior-year period. The decline was driven by lost business, lower volumes and a reduced project work year-over-year as a result of fewer large cases in our litigation services offering, as well as negative impacts from currency. Partially offsetting the decline were benefits from ramping new contracts, primarily in our high-tech business area.
Segment Margin
Commercial Industries segment margin of 3.2% for third quarter 2016, increased 1.3-percentage points from the prior-year period as benefits from strategic transformation cost initiatives more than offset margin pressure in our customer care services offering and reduced project work in our litigation services offering. During 2016 segment margin improved sequentially from 1.0% in first quarter to 2.4% in second quarter and to 3.2% in third quarter.
Commercial Industries segment margin of 2.2% for the nine months ended September 30, 2016, decreased 0.2-percentage points from the prior-year period primarily due to margin pressure in our customer care services offering and reduced project work in our litigation services offering only partially offset by cost and productivity benefits.
Commercial Industries has a higher proportion of multi-industry service offerings, particularly customer care that naturally has a lower margin, as opposed to higher-value, industry-specific service offerings. Accordingly, overall margins in this segment are expected to be below the margins of the Healthcare and Public Sector segments where industry-specific service offerings are more prominent. In addition, in 2015 we began to experience cost and productivity challenges in our customer care service offering which further pressured margins and which are being addressed by new customer care leadership through the strategic transformation program.
Healthcare Segment
Revenue
Healthcare revenue of $397 million for the third quarter of 2016, was 25% of total revenues and decreased 6% from third quarter 2015. The decline was driven by lost business and lower volumes including actions we have taken to improve profitability. These areas of decline were partially offset by ramping new business and moderating acquisition contribution.
Healthcare revenue of $1,277 million for the nine months ended September 30, 2016, was 26% of total revenues and decreased 1% from the prior-year period. The decline was driven by lost business and lower volumes including actions we have taken to improve profitability. These areas of decline were partially offset by ramping new business and moderate acquisition contribution.
Segment Margin
Healthcare segment margin of 9.6% for the third quarter 2016, increased 2.0-percentage points from third quarter 2015 primarily due to overall benefits from cost and productivity initiatives and from actions to improve profitability which more than offset margin pressures in our customer care service offering and the impacts of lost business and lower volumes. During 2016 segment margin improved sequentially from 8.0% in first quarter to 8.9% in second quarter to 9.6% in third quarter.
Healthcare segment margin of 8.8% for the nine months ended September 30, 2016, increased 0.1-percentage point from the prior year primarily due to overall benefits from cost and productivity initiatives and from actions to improve profitability which offset margin pressures in our customer care service offering and the impacts of lost business and lower volumes.

Conduent Form 10-Q

Public Sector Segment
Revenue
Public Sector revenue of $443 million for the third quarter 2016, was 28% of total revenues and increased 3% compared to third quarter 2015. Growth was primarily driven by ramping new contracts in our transportation offering.
Public Sector revenue of $1,290 million for the nine months ended September 30, 2016 was 26% of total revenues and increased 1% compared to the prior-year period as growth from ramping new business in transportation was partially offset by lower volumes and lost business in state government services.
Segment Margin
Public Sector segment margin of 13.3% for the third quarter 2016, increased 1.4-percentage points compared to the third quarter 2015, due to cost and productivity improvements and improved performance in transportation. During 2016 segment margin was 10.4% in first quarter, 14.1% in the second quarter and 13.3% in third quarter.
Public Sector segment margin of 12.6% for the nine months ended September 30, 2016, increased 1.3-percentage points from the prior year period, as overall benefits from cost and productivity initiatives and improved performance in transportation was partially offset by the impact of lost business in state government services.

Other
Revenue
Other revenue of $92 million for the third quarter 2016, was 6% of total revenues and decreased 21% on an adjusted1 basis from third quarter 2015. The decline was driven by the run-off of the Student Loan business and our prior-year decision to not complete the HE implementations in California and Montana.
Other revenue of $297 million for the nine months ended September 30, 2016, was 6% of total revenues and decreased 5% on an adjusted1 basis from the prior-year period. The decline was driven by the run-off of the Student Loan business and our prior-year decision to not complete the HE implementations in California and Montana partially offset by ramp of the New York HE platform implementation contract.
Other Loss
Other loss of $21 million improved $369 million from third quarter 2015. On an adjusted1 basis, Other loss increased $20 million primarily due to lower profitability in the Student Loan business.
Other loss of $74 million for the nine months ended September 30, 2016, improved $395 million from the prior-year period. On an adjusted1 basis, Other loss decreased $6 million driven by improvements in HE platform implementation expenses resulting from the refocusing of our Government Healthcare business in 2015 and the decision to not fully complete the HE platform implementations in California and Montana, which more than offset lower profitability in the Student Loan business.
_______________

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.

Commercial Services Goodwill
As disclosed in our 2016 Form 10, the fair value of the Commercial Services reporting unit (which has approximately $1.9 billion of goodwill) exceeded its carrying value by approximately 17%. During the nine-month period ended September 30, 2016, revenues and operating profits for our Commercial Services reporting unit decreased by 7% and 3%, respectively, as compared to the prior year. Although we continue to focus on profitable revenue growth and cost improvements in this business; depending on the duration of this trend and our ability to manage through it, there is a possibility that certain assumptions and estimates, including cash flow projections, used for the upcoming fourth quarter 2016 annual goodwill impairment analysis for this reporting unit could be unfavorably impacted. The Company intends to complete its goodwill impairment analysis for all reporting units during the fourth quarter 2016.

Conduent Form 10-Q

Government Healthcare

Our HE platform is performing to contractual standards in the states where it has been fully implemented, which include New Hampshire, Alaska and North Dakota. New Hampshire was certified by the Center for Medicare and
Medicaid Services in June 2015, and we are currently in the process of getting our Alaska HE implementation certified and in the planning phase of North Dakota certification. We continue to strengthen and improve our platform development and systems integration capabilities with additional resources and enhanced program management and quality control practices.

Due to a number of factors, development work to implement the HE platform in New York has been elongated beyond the current contractual schedule resulting in, among other things, increased delivery costs, which we have considered in our estimates of revenues and costs under the percentage-of-completion accounting methodology.

We continue to work with New York to address new regulatory requirements, policy changes and enhanced security protocols, which are expected to further lengthen the schedule and may result in material increases in future costs to complete. We are seeking to mitigate these impacts through a combination of operational actions as well as by working with New York to pursue an amendment to the contract that will revise the project schedule and increase the reimbursement we receive.
Metrics
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts.
Signings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in billions)	2016	2015	2016	2015
Total Signings	$1.5	$1.3	$5.3	$5.5
Signings were an estimated $1.5 billion in TCV and increased 15% from third quarter 2015, primarily reflecting higher contribution from renewals offsetting lower new business signings. On a trailing twelve-month (TTM) basis, signings increased 8% compared to third quarter 2015.
Signings were an estimated $5.3 billion in TCV for the nine months ended September 30, 2016 and declined 4% from the prior-year period, primarily reflecting lower contribution from new business, due in part to our decision not to pursue opportunities with lower margin and return profiles, and the prior year large New York Medicaid Management Information System new business signing.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Renewal rate for the three months and nine months ended September 30, 2016 of 86% was within our target range of 85%-90%.

Conduent Form 10-Q

Capital Resources and Liquidity
As of September 30, 2016 and December 31, 2015, total cash and cash equivalents were $148 million and $140 million, respectively.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents, as reported in our Condensed Combined Statement of Cash Flows in the accompanying Condensed Combined Financial Statements:

	Nine Months Ended September 30,		Change
(in millions)	2016	2015
Net cash (used in) provided by operating activities	$(38)	$5	$(43)
Net cash (used in) provided by investing activities	(129)	570	(699)
Net cash provided by (used in) financing activities	177	(563)	740
Effect of exchange rate changes on cash and cash equivalents	(2)	(8)	6
Increase in cash and cash equivalents	8	4	4
Cash and cash equivalents at beginning of period	140	159	(19)
Cash and Cash Equivalents at End of Period	$148	$163	$(15)
Cash Flows from Operating Activities
Net cash used in operating activities was $38 million for the nine months ended September 30, 2016. The $43 million decrease in operating cash from the prior year period was primarily due to the following:

•	$17 million decrease in pre-tax income before depreciation and amortization, loss on sales of business, HE prior year charge, separation-related costs and restructuring and related charges.

•	$115 million decrease reflecting settlement payments associated with our third quarter 2015 determination that we would not fully complete the HE implementations in California and Montana.

•	$120 million decrease from accounts payable and accrued compensation primarily due to the timing of payments.

•	$39 million decrease due to the prior year source of cash in the discontinued ITO business.

•	$55 million decrease from accounts receivable due to timing of collections.

•	$16 million decrease due to payments for separation-related costs.

•	$24 million decrease due to higher restructuring payments as a result of increased restructuring initiatives in 2016.

•	$396 million increase from tax liabilities due to lower net income tax payments due to refunds of prior year overpayments.

•	$14 million increase primarily from lower spending for product software from the refocusing of our Government Healthcare business in 2015.
Cash Flows from Investing Activities
Net cash used in investing activities was $129 million for the nine months ended September 30, 2016. The $699 million decrease in cash from prior year period was primarily due to the following:

•
$992 million decrease in proceeds from sales of businesses. The first nine months of 2016 included a $52 million payment to Atos for final post-closing adjustments associated with the 2015 ITO divestiture. 2015 included $939 million of net proceeds from the sale of the ITO business.

•	$34 million increase due to lower capital expenditures (including internal use software).

•	$194 million increase due to lower acquisitions.

•	$67 million increase due to lower net payments on related party notes receivable.
Cash Flows from Financing Activities
Net cash provided by financing activities was $177 million for the nine months ended September 30, 2016. The $740 million increase in cash from the prior year period was primarily due to the following:

•	$540 million increase due to net transfers from parent.

•	$245 million increase primarily due to payment of $250 million on Senior Notes in 2015.

•	$42 million decrease due to net payments on related party notes payable.

Sales of Accounts Receivable
Refer to Note 5 - Accounts Receivable, Net in the Condensed Combined Financial Statements for additional information.

Conduent Form 10-Q

Expected New Capitalization
In connection with our separation capitalization plan, we expect to incur additional borrowings in order to redistribute debt between us and Xerox, such that we will have total principal debt of approximately $2,250 million immediately following the separation (approximately $2,200 million of new borrowings plus approximately $50 million of existing debt). We currently expect to effect this separation capitalization plan through a combination of secured term loans, under one or more new term loan facilities, and senior unsecured notes. In addition, we expect to enter into a new secured revolving credit facility, which is not expected to be drawn at the distribution date. The new borrowings are expected to have a weighted average interest costs of 5.75% and a term of 6 years. In addition, Xerox Corporation and Conduent entered into an Exchange Agreement with the holder of the Xerox Series A Preferred Stock to transfer 120,000 shares of Series A Preferred Stock to Conduent, with a carrying value of $140 million and a dividend rate of 8%. We expect to have a starting cash balance of approximately $400 million after the completion of the separation capitalization plan.

Market Risk Management

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures includes Euro and Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment. Certain of our derivatives that do not qualify for hedge accounting are effective as economic hedges. These derivative contracts are likewise required to be recognized each period at fair value and therefore do result in some level of volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 7 – Financial Instruments, in the Condensed Combined Consolidated Financial Statements for further discussion and information on our financial risk management strategies.

Conduent Form 10-Q

Non-GAAP Financial Measures
We have reported our financial results in accordance with U.S. GAAP. In addition, we have discussed our results using non-GAAP measures.

Management believes that these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable U.S. GAAP measures and should be read only in conjunction with our Condensed Combined Financial Statements prepared in accordance with U.S. GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with U.S. GAAP are set forth on the following tables.

These reconciliations also include the income tax effects for our non-GAAP performance measures in total, to the extent applicable. The income tax effects are calculated under the same accounting principles as applied to our reported pre-tax performance measures under ASC 740, which employs an annual effective tax rate method. The noted income tax effect for our non-GAAP performance measures is effectively the difference in income taxes for reported and adjusted pre-tax income calculated under the annual effective tax rate method.

Adjusted Earnings Measures
We adjust the following earnings measures:

•	Net income

•	Effective tax rate
In the three and nine months ended September 30, 2016 and 2015, we adjusted for the amortization of intangible assets. The amortization of intangible assets is driven by our acquisition activity, which can vary in size, nature and timing as compared to other companies within our industry and from period to period. The use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.
In 2016, we revised our calculation of the above noted Adjusted Earnings Measures to exclude the following items in addition to the amortization of intangibles:

•	Restructuring and related costs

•	Separation costs

Restructuring and related costs:  Restructuring and related costs include restructuring and asset impairment charges as well as costs associated with our Strategic Transformation program beyond those normally included in restructuring and asset impairment charges. Restructuring consists of costs primarily related to severance and benefits paid to employees pursuant to formal restructuring and workforce reduction plans. Asset impairment includes costs incurred for those assets sold, abandoned or made obsolete as a result of our restructuring actions, exiting from a business or other strategic business changes. Additional costs for our Strategic Transformation program are primarily related to the implementation of strategic actions and initiatives and include third-party professional service costs as well as one-time incremental costs. All of these costs can vary significantly in terms of amount and frequency based on the nature of the actions as well as the changing needs of the business. Accordingly, due to that significant variability, we exclude these charges since we do not believe they provide meaningful insight into our current or past operating performance nor do we believe they are reflective of our expected future operating expenses as such charges are expected to yield future benefits and savings with respect to our operational performance.
Separation costs:  Separation costs are expenses incurred in connection with Xerox’s planned separation into two independent, publicly traded companies. Separation costs are primarily for third-party investment banking,

Conduent Form 10-Q

accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Separation costs include the costs associated with bonuses and restricted stock grants awarded to employees for retention through the separation as well as incremental income tax expense related to the reorganization of legal entities and operations in order to effect the legal separation from Xerox. These costs are incremental to normal operating charges and are being incurred solely as a result of the separation transaction. Accordingly, we exclude these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
The prior year amounts were revised accordingly to reflect these changes.
Adjusted Revenue, Costs and Expenses and Margin
In 2015, in addition to the above noted Adjusted Earnings Measures, we adjusted revenue, costs and expenses and margin.
As previously discussed, during third quarter 2015, we recorded a pre-tax HE charge of $389 million ($237 million after- tax), which included a $116 million reduction to revenues. See “Financial Review - 2015 Health Enterprise (HE) Charges” for additional information. As a result of the significant impact of the HE charge on our reported revenues, costs and expenses as well as key metrics for the period, we discussed our 2015 results using non-GAAP measures that excluded the impact of the HE charge. In addition to the magnitude of the charge and its impact on our reported results, we excluded the HE charge due to the fact that it was primarily a unique charge associated with the determination, reached after a series of discussions, that fully completing our HE platform implementations in California and Montana was no longer considered probable.
Net Income and Effective Tax Rate
In addition to the exclusion of the HE charge, in 2015 the above noted Adjusted Earnings Measures (Net Income and Effective Tax Rate) were also adjusted for the following item:
Software impairment charge:  The pre-tax software impairment charge in the second quarter of 2015 of $146 million ($89 million after-tax) is excluded due to its non-cash impact and the unique nature of the item both in terms of the amount and the fact that it was the result of a specific management action involving a change in strategy in our Government Healthcare business. See “- Financial Review - 2015 Health Enterprise (HE) Charges” for additional information.
Operating Income and Margin
We also calculate and utilize operating income and margin earnings measures by adjusting our pre-tax income and margin amounts to exclude certain items. In addition to the exclusion of the HE charge as well as the amortization of intangible assets, Restructuring and related costs and Separation costs discussed above, operating income and margin also excludes Related Party interest and Other expenses, net. Related Party interest includes net interest cost associated with our Related Party borrowings. Other expenses, net includes third-party interest expense and also includes certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency
Refer to “Currency Impact” for a discussion of this measure and its use in our analysis of revenue growth.

Conduent Form 10-Q

Net Income (Loss) Reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Reported(1)	$1	$(236)	$(32)	$(345)
Adjustments:
Amortization of intangible assets	63	62	200	187
Restructuring and related costs	8	9	57	160
HE Charge	—	389	—	389
Separation costs	15	—	34	—
Income tax adjustments(2)	(34)	(179)	(100)	(286)
Adjusted	$53	$45	$159	$105
 ____________________________

(1)	Net Income (loss) from continuing operations.

(2)	Refer to Effective Tax Rate reconciliation.

Effective Tax Rate Reconciliation:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(in millions)	Pre-Tax Income (Loss)	Income Tax Expense (Benefit)(3)	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax Expense (Benefit)(3)	Effective Tax Rate
Reported(1)	$2	$1	50.0%	$(390)	$(154)	39.5%
Non-GAAP Adjustments(2)	86	34		460	179
Adjusted	$88	$35	39.8%	$70	$25	35.7%

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(in millions)	Pre-Tax Income (Loss)	Income Tax Expense (Benefit)(3)	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax Expense (Benefit)(3)	Effective Tax Rate
Reported(1)	$(86)	$(54)	62.8%	$(582)	$(237)	40.7%
Non-GAAP Adjustments(2)	291	100		736	286
Adjusted	$205	$46	22.4%	$154	$49	31.8%
____________________________

(1)	Pre-Tax Income (Loss) and Income Tax Benefit from continuing operations.

(2)	Refer to Net Income (Loss) reconciliation for details.

(3)
The tax impact of Adjusted Pre-Tax Income (Loss) from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income / Margin Reconciliation:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(in millions)	Profit (Loss)	Revenue	Margin	Profit (Loss)	Revenue	Margin
Reported Pre-tax Income (Loss)(1)	$2	$1,596	0.1%	$(390)	$1,571	(24.8)%
Adjustments:
Amortization of intangible assets	63			62
Restructuring and related costs	8			9
Separation costs	15			—
Related party interest	10			14
HE charge	—			389	116
Other expenses, net	(1)			12
Adjusted Operating Income/Margin	$97	$1,596	6.1%	$96	$1,687	5.7%

Conduent Form 10-Q

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(in millions)	Profit (Loss)	Revenue	Margin	Profit (Loss)	Revenue	Margin
Reported Pre-tax Loss(1)	$(86)	$4,894	(1.8)%	$(582)	$4,932	(11.8)%
Adjustments:
Amortization of intangible assets	200			187
Restructuring and related costs	57			160
Business transformation costs	—			3
Separation costs	34			—
Related party interest	30			50
HE charge	—			389	116
Other expenses, net	10			22
Adjusted Operating Income/Margin	$245	$4,894	5.0%	$229	$5,048	4.5%
____________________________

(1)	Pre-Tax Income (Loss) and revenue from continuing operations.

Revenue Reconciliation (2015 only):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(in millions)	Revenue	Segment (Loss)	Segment Margin	Revenue	Segment (Loss)	Segment Margin
Reported(1)	$1,571	$(293)	(18.7)%	$4,932	$(160)	(3.2)%
HE charge	116	389		116	389
Adjusted	$1,687	$96	5.7%	$5,048	$229	4.5%

(1)	Pre-Tax Loss and Income Tax Benefit from continuing operations.

Other Segment Revenue Reconciliation (2015 only):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(in millions)	Reported	HE Charge	Adjusted	Reported	HE Charge	Adjusted
Other Segment Revenue	$—	$116	$116	$195	$116	$311
Other Segment (Loss)	(390)	389	(1)	(469)	389	(80)
Other Segment Margin	N/A		(0.9)%	N/A		(25.7)%
Key Financial Ratios Reconciliation (2015 only):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Gross Margin	R&D % of Revenue	SAG % of Revenue	Gross Margin	R&D % of Revenue	SAG % of Revenue
Reported(1)	(7.1)%	0.8%	10.8%	8.1%	0.8%	10.6%
HE charge	23.6%	(0.1)%	(0.7)%	7.5%	—%	(0.3)%
Adjusted	16.5%	0.7%	10.1%	15.6%	0.8%	10.3%
____________________________

(1)	Pre-Tax Loss and Income Tax Benefit from continuing operations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the “Market Risk Management” section of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

Conduent Form 10-Q

ITEM 4 — CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporation, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in Internal Controls
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 11 – Contingencies and Litigation in the Condensed Combined Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our Registration Statement on Form 10, as amended, filed with the SEC.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2016
During the quarter ended September 30, 2016, Registrant did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2016

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	4,787	$9.35	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	4,787
____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

Conduent Form 10-Q

ITEM 6 — EXHIBITS

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ JAY T. CHU
Jay T. Chu Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 10, 2016

Conduent Form 10-Q

EXHIBIT INDEX

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent Form 10-Q