Form 10-K
period 2016-12-31
CONDUENT Inc
filed 2017-03-10
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ______  to: _______
Commission File Number 001-37817
_________________________________________________

CONDUENT INCORPORATED
(Exact Name of Registrant as specified in its charter)
_________________________________________________

New York	81-2983623
(State of incorporation)	(IRS Employer Identification No.)
100 Campus Drive Florham Park, New Jersey 07932	(973) 261-7100
(Address of principal executive offices)	(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2016, Registrant's common stock was not publicly traded.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2017
Common Stock, $0.01 par value	203,630,042

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Conduent Incorporated Notice of 2017 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

FORWARD-LOOKING STATEMENTS

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions.
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make.
Such factors include, but are not limited to: termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information, and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our security systems and service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We do not intend to update these forward-looking statements, except as required by law.

CONDUENT INCORPORATED
FORM 10-K
DECEMBER 31, 2016

PART I

ITEM 1. BUSINESS
Our Business

Conduent is a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experiences.

On December 31, 2016, Conduent Incorporated (formerly known as the BPO business) spun-off from Xerox Corporation, pursuant to the separation agreement. As a result of the spin-off, we now operate as an independent, publicly traded company on the New York Stock Exchange, under the ticker "CNDT".

We create value for our Commercial and Public Sector clients by applying our expertise, technology and innovation to help them drive customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics.

Our portfolio includes industry-focused service offerings in attractive growth markets such as Healthcare and Transportation, as well as multi-industry service offerings such as Transaction Processing, Customer Care and Payment Services.

We believe our addressable market size in the global business process service industry is estimated at nearly
$260 billion in 2016, with expected growth rates in the mid-single digits through 2019 according to third party industry reports. We have leadership positions in key market segments, including Healthcare and Transportation, which are expected to grow at 8% and 5% on a compounded annual basis through 2019, respectively, according to third party industry reports. In addition, we are well positioned to capitalize on key industry trends such as increased demand for productivity, automation, personalization and innovation to capture growth.

Our strategy is to drive portfolio focus, operational discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments. As a result, we aim to deliver profitable growth and margin expansion and to deploy a disciplined capital allocation strategy.

With approximately 96,000 employees globally as of December 31, 2016, we provide differentiated services to clients spanning small, medium and large businesses and to governments of all sizes in 42 countries. In 2016, we generated $6.4 billion in total revenues, over 80% of which was recurring.

Our Transformation

We have a track-record of active portfolio management with an ongoing focus on optimizing our capabilities and effectively targeting attractive growth areas in a rapidly evolving business process services industry. In recent years, we have taken significant actions to improve our profitability and drive growth with a more focused portfolio of services. These include the divestiture of our Information Technology Outsourcing (“ITO”) business, the refocusing of our Government Healthcare business, the re-organization of our delivery operations, as well as acquisitions and organic investments in key growth markets to expand our capabilities and client reach. We plan to continue enhancing our operational and portfolio focus as a standalone company.

Key initiatives include:

• Realigned Delivery. During 2016 we began to reorganize the business to better align to our vertical go-to-market strategy and to our global delivery capabilities. We believe this operating structure will allow us to better integrate and tailor business solutions for our customers.
• Divested Non-Core Assets. We completed the sale of our ITO business on June 30, 2015 to Atos SE. The sale enabled us to increase our focus on areas where we have a competitive advantage.
• Refocused our Government Healthcare Business. In 2015, we refocused our Government Healthcare business on higher margin, growing segments such as medical and pharmacy benefits management and fraud and abuse detection. We have also reduced our participation in certain Medicaid platform implementations that were

Conduent Inc. 2016 Annual Report 1

presenting unattractive levels of risk and exposure. We plan to continue to reduce our exposure to large-scale Medicaid platform implementations that have unattractive levels of risk and profitability in 2017.

•
Increased Use of Automation. We have developed and deployed a set of advanced software-based automation tools as part of our service delivery operations. These tools reduce the amount of repetitive, manual labor required to deliver many of our services and improve service quality through lower error rates and faster processing times.

We are also in the process of a strategic transformation program to deliver cost savings through infrastructure optimization, labor productivity and automation initiatives, restructuring of unprofitable contracts and other efficiencies. This transformation program will enable us to better capitalize on our differentiated service offerings, industry expertise and global delivery excellence and position us for long-term shareholder value creation.

Our Market Opportunity

We believe our addressable market size in the global business process service industry is estimated at nearly
$260 billion in 2016, according to third party industry reports, and we are a leader across several segments of this large, diverse and growing market. Providing business process services today is complex and multi-faceted with services that span many industries.

Ongoing competitive pressures and increasing demand for further productivity gains have motivated businesses to outsource elements of their day-to-day operations to accelerate performance and innovation. As a result, our clients have become more focused on their core businesses and the range of outsourced activities has expanded greatly. Increasing globalization has also required many companies to optimize cost structures to retain competitiveness and business process services have become a key component of this strategy.

The ongoing shift to next-generation software and automation technologies is driving greater demand for, and expectation of, efficiency and personalization by the constituents and customers of the businesses and governments we serve. Addressing these business and operational challenges is necessary for business process services companies to capitalize on these trends. In addition, business process services have the potential to meaningfully enhance productivity for businesses and governments and satisfaction for their constituents and customers.

Segments

Our reportable segments correspond to how management organizes and manages the business and are aligned to the industries in which our clients operate: Commercial Industries, Healthcare and Public Sector.

•	Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries (other than healthcare).

•
Our Healthcare segment provides innovative industry-centric business process services to clients across the healthcare industry, including providers, payers, employers, pharmaceutical and life science companies and government agencies.

•	Our Public Sector segment provides government-centric business process services and subject matter experts to U.S. federal, state and local and foreign governments.

•
Our Government Health Enterprise (“HE”) Medicaid Platform for all current state clients and Student Loan businesses, as well as non-allocated expenses and inter-segment eliminations, are included in Other.

We present segment financial information in Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated here by reference. The discussion below highlights our segment revenues for the year ended December 31, 2016.

Commercial Industries

Our Commercial Industries segment is our largest segment, with $2.7 billion in revenues in 2016, representing 42% of the total revenues. Across the Commercial Industries segment, we deliver end-to-end business-to-business and business-to-customer services that enable our clients to optimize their key processes. Our multi-industry competencies include Customer Care, Human Resource Management, Finance and Accounting, Workforce Learning Services and Legal Business Services. These services are complemented by innovative industry-specific services such as personalized product information for clients in the Automotive industry, digitized source-to-pay

Conduent Inc. 2016 Annual Report 2

solutions for clients in the Manufacturing industry, customer experience and marketing services for clients in the Retail industry, and mortgage and consumer loan processing for clients in the Financial Services industry.

Healthcare

Our Healthcare segment generated revenues of $1.7 billion in 2016, representing 26% of total revenues. Through this segment we offer innovative services and solutions and subject matter expertise to clients across the healthcare industry, including providers, payers, pharmaceutical and life science companies and government agencies. We strive to enable our healthcare clients to focus on improving the patient care experience, lowering total costs and enabling better long-term health outcomes. Our Healthcare segment primarily serves the following types of clients:

• Healthcare Payer: We deliver administrative efficiency services and customer experience services/solutions to the top 20 commercial payers. Our services offered include payment integrity solutions, the full spectrum of payer administrative services, member engagement services, health risk assessment, claims processing, mailroom services and outbound printing. Our broad set of services helps healthcare payers to optimize costs by streamlining business processes and recovering incorrectly attributed liabilities. In addition, our services assist with member risk assessment and improve member experience through enhanced engagement tools.

• Healthcare Provider Solutions: We provide care and quality analytics and workflow solutions and software adoption services to hospitals, clinicians and other healthcare providers, including large healthcare systems, with contracts in 49 of the 50 states. Our healthcare provider services include a care and quality platform (Midas+), systems integration and advisory services to support electronic health record system implementations, software adoption services and community health population analytics. Our services provide our customers enhanced clinical insights of patients to improve quality of care, achieve better regulatory compliance by meeting accurate and timely reporting needs and improve their return on technology investments through simulation-based software adoption.

• Government Healthcare: We provide medical management/fiscal agent care management services to Medicaid programs and federally-funded U.S. government healthcare programs in 29 states, Puerto Rico and the District of Columbia. Our services include a range of innovative solutions such as Medicaid management fiscal agent, pharmacy benefits management and clinical program management. These services help states optimize their costs by streamlining access to care and improve patient health outcomes through population health management and help families in need by improving beneficiary support.

• Pharmaceuticals & Life Sciences: We provide services to 9 of the top 10 global pharmaceutical and life science companies to support their revenue generation and clinical services. Our services include inside sales for drug detailing, clinical trial recruitment, patient access and medication adherence and compliance solutions. These services help generate incremental revenue by driving increased adoption of both mature and new drugs by clinicians and improving patient health outcomes by facilitating access to drugs and driving medication adherence.

Public Sector

Our Public Sector segment generated revenues of $1.7 billion in 2016, representing 27% of the total revenues. This segment provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance program administration, transaction processing and payment services. In order to provide targeted support to our government clients, our Public Sector segment is organized into two primary businesses:

• Transportation: We provide revenue-generating transportation services to government clients in over 25 countries. Our services include support for electronic toll collection, public transit, parking, photo enforcement and commercial vehicle operations. Across these offerings, we manage key processes on behalf of our clients including fee collection, compliance and violation management, notifications, statements and reporting. These innovative services significantly improve individual travel experiences, optimize how vehicles and goods move efficiently within cities, digitize integrated modes of transportation and help our government clients to better serve their constituents.

Conduent Inc. 2016 Annual Report 3

• Federal, State and Local Government: We support our government clients with services targeting key civilian agencies within federal, state and local governments, as well as government administrative offices. Our depth of agency-specific expertise combined with our scale allows us to deliver and manage programs at all levels of government. Our broad set of public sector services includes public assistance program administration such as child support, pension administration, records management, electronic benefits, eligibility and payment cards, unclaimed property, disease management and software offerings in support of federal, state and local government agencies.

Other

Other includes our Government HE Medicaid Platform business, where we are limiting our focus to maintaining systems for our current clients, and our Student Loan business, which is in runoff, as well as non-allocated expenses and inter-segment eliminations. In 2016, Other accounted for approximately $300 million of revenues, representing 5% of total revenues.

Our Service Offerings

Our portfolio of business process services includes a combination of industry-specific services and multi-industry services. We have subject matter experts who are responsible for implementing each of these services, delivering service excellence to clients, ensuring best practices to improve cost competitiveness, innovating our next generation offerings and supporting worldwide sales.

Industry-Specific Services

Commercial Industry-Specific Services
Examples of the services we offer include personalized product information for automotive clients, digitized source to pay solutions for manufacturing clients, mortgage and consumer loan processing for financial institution clients and customized workforce learning solutions for aerospace clients.

Healthcare Industry-Specific Services
Our healthcare services include care integration and coordination, member health risk assessments, payment integrity (e.g., recovering claims from the appropriate payers), fiscal agent administrative services and providing management information systems in support of Medicaid programs, pharmacy benefits management, clinical trial recruitment and care and quality analytics.

Public Sector-Specific Services
Transportation Services: The transportation services we offer include support for electronic toll collection, public transit, parking, photo enforcement and commercial vehicle operations. Across these offerings, we manage key processes on behalf of our clients including fee collection, compliance and violation management, notifications, statements and reporting.

Other Public Sector Services: Our broad set of public sector services includes public assistance program administration, pension administration, records management, disease management and software offerings in support of federal, state and local government agencies.

Multi-Industry Services

Transaction Processing Services
We help our clients to improve communications with their customers and constituents, whether it is on paper, on-line or through other communication channels. By supporting our clients’ customer communication processes, we help our clients deliver a better experience to their customers and operate with improved efficiency and greater effectiveness.

We offer a broad array of flexible transaction processing services that include data entry, scanning, image processing, enrollment processing, claims processing, high volume offsite print and mail services and file indexing. Our multi-channel communication capabilities (including secure print, email, text and web) enable the delivery of personalized and targeted communications that are designed to elicit the desired response from customers or other end-users (e.g., on-time bill payment, increased marketing response rates). Our service offerings utilize both

Conduent Inc. 2016 Annual Report 4

proprietary and commercially available third-party technologies, combined with our expertise to ensure continued quality and innovation for our clients.

Payment Services
Prepaid Cards: We are an extensive provider of VISA and MasterCard prepaid debit cards, as well as other electronic payment cards in support of U.S. government benefit programs including Social Security, Supplemental Nutrition Assistance Program (formerly known as food stamps), Special Supplemental Nutrition Program for Women, Infants and Children and other specialized Electronic Benefits Transfer programs. Our secure payment services reduce fraud and eliminate paper checks by disbursing electronic payments directly to end users, even those without bank accounts. Our proprietary processing platform, significant operational expertise, advanced fraud analytics and adoption of Europay, MasterCard and Visa chip-enabled technology put us in the forefront of the Prepaid Card industry.

Health Savings Accounts: We provide clients with a simplified approach to help their employees manage their health care costs and accumulate wealth with tax-advantaged accounts. We consolidate administration of all health spending accounts onto one common platform, including Health Savings Accounts, Health Reimbursement Arrangements, Flexible Spending Accounts and Health Incentive Accounts. By consolidating and integrating the management of health spending accounts, we help our clients improve benefit enrollment and account opening, consolidate customer service, simplify communications and streamline account funding and management.

Child Support Payments: We are an industry leader of U.S. State Government Disbursement Units for child support payments. We collect payments from non-custodial parents via check, credit card and transfers from employee payroll systems and disburse payments to the beneficiaries.

Customer Care Services
We offer customer care services that help our clients provide their own customers with a superior experience. Our service offerings range from answering simple billing questions to providing complex technical and customer support. We also offer both inbound and outbound sales and cross-selling programs through our contact center operations. We provide these services through multiple channels, including phone, SMS, chat, interactive voice response, social networks and email. We augment our customer care agents’ efficiency and effectiveness with advanced technologies that help them resolve customer needs quickly and with consistently high quality.

Human Resources Services
We help our clients to support their employees at all stages of employment from initial on-boarding through retirement. We offer clients customized advisory, technology and administrative services that help them more effectively involve employees in their health insurance, retirement plan and compensation programs. We design and administer employee benefit programs that attract, reward and retain workforce talent through engaging technologies and decision support tools. Our service offerings include global health and retirement plan consultation and administration; cloud-based HR outsourcing; payroll and benefits administration; health savings and tax efficient account administration; and administration of, and consultation regarding, our proprietary private health care exchange, which allows employees to select from a set of predefined providers and also provides market-leading health and benefit decision support tools and ongoing health and wellness management.

Finance and Accounting Services
We serve clients by managing their critical finance, accounting and procurement processes. Our services include general accounting and reporting, billing and accounts receivable and purchasing, accounts payable and expense management services. We also offer wholesale and retail lockbox services and process auto and mortgage loans in the United States. With a global, dedicated team, we manage the core, end-to-end process areas of finance, accounting and procurement for some of the world’s most recognized brands.

Legal Business Services
We have been providing client support to law firms and corporate legal departments for over 20 years. We work across the litigation lifecycle, with particular focus on the legal discovery and review process. Our offerings include litigation support services, compliance and risk review and managed services support.

Workforce Learning Services
We are a provider of end-to-end learning services, designed to accelerate the productivity and development of our clients’ employees and extended work forces. Our global presence, superior innovation and expertise allow us to

Conduent Inc. 2016 Annual Report 5

deliver performance-based learning services tailored to our clients’ unique strategic business goals. Our offerings include learning strategy and assessment, instructor management and learning administration.

Applied Automation and Analytics Solutions
Many of our service offerings described above incorporate our applied automation and analytics solutions to increase their value and effectiveness to clients across all industries. We deploy these solutions to personalize millions of interactions, optimize service delivery and simplify complex processes. For example, our customer care services harness the power of applied analytics and automation to help our customer service agents work more efficiently across different communication channels. Our applied automation solutions track and learn the most efficient means to address common customer service needs as they occur in real time so that we can solve the same problem faster the next time around. The combination of applied automation and analytics allows us to identify new service demand patterns and opportunities quickly so that we can proactively address them on behalf of our clients.

Our Competitive Strengths

We possess a number of competitive strengths that distinguish us from our competitors, including:

Leadership in attractive growth markets. We are a leader in business process services serving clients with a total addressable market that is estimated to be $260 billion, and is expected to grow mid-single digits through 2019. Our clients continue to outsource key business processes to accelerate performance and innovation. Additionally, clients are moving beyond services for back-office functions in order to drive customer satisfaction and loyalty, as well as productivity and efficiency. The increase in globalization and cost competition continues to accelerate, forcing companies to seek ways to stay ahead of the competition. These factors, along with clients and their customers demanding more personalized, seamless and secure solutions, are collectively driving the ongoing shift to next-generation software and automation technologies.

• Healthcare: U.S. healthcare spending is estimated to have represented greater than 15% of GDP in 2016 and is continuing to grow. As one of the most regulated industries, healthcare providers must balance increased utilization with heightened complexity and new financial pressures such as government budget challenges to significantly reduce reimbursements, reimbursement penalties for hospital readmissions and a shift from fee-for-service to “value-based” population health management. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving all 20 of the top 20 U.S. managed healthcare plans and providing administrative and care management solutions to Medicaid programs and federally funded U.S. government healthcare programs in 29 states, Puerto Rico and the District of Columbia.
• Transportation: Traffic congestion continues to increase as urbanization and changing demographics take hold globally. As a result, optimized transportation systems are becoming critical to increase efficiency while maintaining strict safety requirements. Electronic toll collection, public transit and parking all represent key growth drivers as governments at all levels increasingly focus on transportation infrastructure. We maintain approximately 49% market share position in electronic toll collection in the United States based on toll revenues collected through our systems in 2016. We are also one of the largest U.S.-based commercial vehicle operations service providers in the United States with approximately 40% market share based on 2016 revenues, and we are an award-winning innovator in parking management.

•
Transaction Processing: We provide high volume print and mail services, enrollment processing and personalized and targeted marketing and communications, to large corporations and we believe we are a leading provider in this market.

•	Prepaid Cards: We are the leading provider of prepaid payment card services in support of the U.S. government prepaid card services market.

Global delivery expertise. Our scale and global delivery network enables us to deliver our proprietary technology, differentiated service offerings and service capabilities expertly to clients around the world. We have approximately 290 delivery centers, including operations in India, the Philippines, Jamaica, Guatemala, Mexico, Romania, the Dominican Republic and several locations within the United States, giving our customers the option for "onshore" or "offshore" outsourced business process services. This global delivery model enables us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2016, our employee location mix was approximately 48% in North America, 21% in Latin America / Caribbean, 20% in Asia Pacific and 11% in Europe / Middle East / Africa.

Conduent Inc. 2016 Annual Report 6

Differentiated suite of multi-industry service offerings at scale. We manage transaction-intensive processes and working directly with end-users to often meet their needs in real-time. We are unique in our ability to offer our clients these business process services on a large scale and with high quality. Additionally, we are able to leverage our multi-industry services to bring the same scale and quality to our portfolio of industry-specific service offerings, such as healthcare claims management, employee benefits management and public transit fare collection.

Innovation and development. We innovate by developing and acquiring new technologies and capabilities that improve business processes. We are constantly creating the next generation of simple, automated and touchless business processes to drive lower costs, higher quality and increased end-user satisfaction. Analytics allow us to transform big data into useful information that helps identify operational improvements and constituent insights. Additionally, we leverage robotic process automation and predictive analytics, combined with our deep subject matter expertise, to create intelligent services that improve security, increase speed, improve accuracy, quality and regulatory compliance and uncover insights that support better decision making and outcomes for our clients.

Stable recurring revenue model supported by a loyal, diverse client base. We have a broad and diverse base of clients in 42 countries across geographies and industries, including Fortune 1000 companies, small and midsize businesses as well as governmental entities. Our close client relationships and successful client execution support our stable recurring revenue model and high renewal rates. As of December 31, 2016, over 80% of our total revenues were recurring in nature, and our contract renewal rate was 86%.

Our Strategies

Our strategy is to drive leadership in attractive markets by leveraging and building on our competitive strengths. We intend to execute our strategy through increased business portfolio focus and operating discipline, enhanced sales and delivery capabilities and tightly aligned investments. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy.

Specific elements of our strategy include the following:

Expand within attractive industries. The industries in which we operate have attractive revenue growth rates, generally in the mid-single digits. We intend to sharpen our focus and expand our business in industries with strong growth and profitability characteristics. We will employ a disciplined approach to portfolio management to complement our competitive strengths and build depth and breadth in our core businesses. Within the Healthcare industry, we intend to leverage our data analytics, differentiated service offerings and industry know-how to continue to service payer, provider and core government healthcare clients. Within the Transportation industry, we will leverage our global, end-to-end platforms to continue to deliver seamless travel experiences while providing back-end Transaction Processing and Call Center services for government clients globally.

Optimize and strengthen our services capabilities. We plan to optimize our services capabilities and strengthen several core areas, including Transaction Processing, Customer Care and Prepaid Card services by building out our services offerings and continuing to improve our competitive strengths. We have divested non-core assets, refocused our Government Healthcare business towards higher margin growing segments and consolidated delivery operations to enable greater productivity. Within Transaction Processing, we intend to continue to build industry-specific service offerings and advance inbound and outbound processing capabilities. Within Customer Care, we intend to capitalize on our global scale, cost efficiencies and our ability to provide seamless communications between our clients and their end-users through traditional (e.g., voice) and digital (e.g., web, mobile, Internet of Things) channels. In Prepaid Cards, we plan to continue to leverage our scalable platform to help our clients simplify their payment disbursement processes.

Continue to advance next-generation platforms and capabilities. We intend to maintain our focus on innovation to create next-generation solutions aligned with our clients’ future needs and our growth strategies. We plan to advance our current platforms, further automate and personalize business processes and enhance data analytics capabilities to deliver value-added services for our clients.

Engage, develop and support our people. We intend to increasingly develop our employees by investing in training, processes and systems to equip them with modern tools that enable them to perform their jobs more efficiently. Further, we plan to strengthen our sales teams throughout improved and optimized coverage and effective talent management.

Conduent Inc. 2016 Annual Report 7

Competition

Although we encounter competition in all areas of our portfolio, we lead across many areas of our principal businesses. We compete on the basis of technology, performance, price, quality, reliability and customer service and support. In the current political environment in the U.S. and other territories, we also consider our "onshore" delivery capacity to be a competitive advantage. We participate in a highly competitive and rapidly evolving market, driven by changes in industry standards and demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Our competitors include:

•	Large multinational service providers such as CGI Group, Computer Sciences, Accenture, Aon Hewitt, Cognizant, Hewlett-Packard Enterprise, IBM, Teletech, and Teleperformance;

•	Payroll processing and human capital management providers such as ADP and Paychex;

•	Healthcare-focused IT and service solutions providers such as Cerner, Quintiles, and Maximus;

•	U.S. Federal focused government services such as CACI International; and

•	Smaller niche business processing service providers and in-house departments that perform functions that could be outsourced to us.

Sales and Marketing

We market our business process services to both potential and existing clients through our worldwide sales force and our business development team. Additionally, we have dedicated “solution architects” who work with clients to better understand their situation and develop a custom-tailored solution to meet their unique needs.

Our sales and marketing strategy is to go to market by industry to deliver key industry-specific and multi-industry service offerings to our clients. We focus on developing new prospects through market research and analysis, renewing expiring contracts and leveraging existing client relationships to offer additional services. We leverage our broad, multi-industry service offerings to package solutions through enterprise selling, while maintaining a disciplined approach to pricing and contracting. Our sales efforts typically involve extended selling cycles and our expertise in specific industries is critical to winning new business.

Our Geographies

We provide services globally and we have a diversified geographic delivery network, including a significant presence within the U.S. In 2016, approximately 11% of our revenues were generated by clients outside the United States. In 2016, our revenues by geography were as follows: $5,686 million in the United States (89% of total revenues), $547 million in Europe (8% of total revenues) and $175 million from the rest of the world (3% of total revenues). We present geographical information in Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated here by reference.

Innovation and Research and Development

Our innovation and research and development (R&D) capabilities are critical to our client value proposition and competitive positioning. Our investments in innovation align with our growth strategies and are driven by a view of future needs and required competencies developed in close partnership with our clients and R&D partners. We are investing in attractive markets, such as healthcare and transportation, and building on proven platforms to create services that distinguish us from our competitors.

Our innovation and R&D are focused on three key areas: automation, personalization and analytics.

Automation—Create simple, automated and touchless business processes to drive lower cost, higher quality and increased agility. Businesses require agility to quickly respond to market changes and new customer requirements. To enable greater business process agility, our R&D goals are to simplify, automate and enable business processes via flexible platforms that run on robust and scalable infrastructures. Automation of business processes benefits from our strong image, video and robotic processing, as well as our machine learning capabilities. Application of these methods to business processes enables technology to perform tasks that today are performed manually. Examples include providing automation solutions in transportation by aggregating and automatically applying business rules to simplify toll payments, using our state-of-the-art video and image analytics to reduce the need for manual review of license plates in tolling and toll adjustment scenarios, analyzing data on

Conduent Inc. 2016 Annual Report 8

eligibility claims and checking for correctness on applications. The scope of automation is applied across our portfolio of services and is a key element of our ongoing strategy of modern, efficient services.

Personalization—Augment humans by providing secure, real-time, context-aware personalized products and services. Whether business correspondence, personal communication, manufactured items or an information service, personalization increases the value to the recipient. Our R&D investments lead to technologies that improve the efficiency, economics and relevance of business services, such as customer care and health and welfare services. In our current customer care service offerings, the human touch is seamlessly added as our software automatically takes telephony data and merges it with customer records pulled from multiple sources to seamlessly create targeted scripts and flows. This allows the agent to have the caller’s data at their fingertips and provide a more personal experience to the customer—whether on the phone or online. In toll systems, our systems automatically pull up a customer’s name, verify their information and prompt them for unpaid tolls. In transit systems, our mobile app aggregates and calculates the time, cost, carbon footprint and health benefits from walking, biking, driving, parking and taking public transit. For health and welfare, our systems provide state of the art personalized delivery to ensure the best utilization of funds for the neediest populations.

Analytics—Transform big data into useful information to support better decision making. Competitive advantage can be achieved by better utilizing available and real-time information. Today, information resides in an ever increasing universe of servers, repositories and formats. The vast majority of information is unstructured, including text, images, voice and videos. Here, we seek to better manage large data systems in order to extract business insights to provide our clients with actionable recommendations and new services. Tailoring these methods to various industry applications leads to new customer value propositions. In hospitals, we mine usage and clinical indicators to improve patient experiences. We also help our healthcare clients identify waste and fraud by identifying networks of providers and patients with suspicious behavior, such as sudden and dramatic increases in a provider’s level of business or unusual or illogical patient treatment sequences. In transportation, we enable transport and parking operators to better understand and predict commuter needs, including adherence to schedules, passenger loading levels, car park utilization rates and the impact of varying factors such as weather and schedule variations. In our card payment services business, we perform geo location analytics to predict potential fraud behaviors to assure monies are being distributed to the intended recipients.

Our total R&D spending totaled $31 million in 2016, $52 million in 2015 and $46 million in 2014. In addition to the R&D spending, a significant portion of our technology advancements occur within client contracts and are recorded as either operating expenses or capital expenditures.

Intellectual Property

Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 1100 patents and pending applications. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. These patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

Our business relies on software, provided, to an approximately equal extent by both internal development and external sourcing to deliver our services in our businesses. With respect to internally developed software, we claim copyright on all such software, registering works which may be accessible to third parties. In addition, we rely on maintaining source code confidentiality to assure our market competitiveness. With respect to externally sourced software, we rely on contracts assuring our continued access for our business usage.

In the United States, we own 154 trademarks, which are either registered or applied for, reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our trademarks.

Conduent Inc. 2016 Annual Report 9

People and Culture

We draw on the business and technical expertise of our talented and diverse global workforce to provide our clients with high-quality services. Our business leaders bring a strong diversity of experience in our industry and a track record of successful performance and execution.

We have historically operated according to the human resource policies and programs of Xerox, which are designed to meet general governance and regulatory requirements. Conduent established its own diversity and inclusion program post-separation, which is overseen by Conduent's human resources department. Conduent promotes understanding and inclusion through a comprehensive set of diversity initiatives and strategies, including addressing under-representation by identifying shortfalls and developing action plans to close those gaps and through work-life programs that assist employees in many aspects of their personal lives. Additionally, Conduent informs and educates all employees on diversity programs, policies and achievements. As an independent company, we intend to continue our commitment to diversity and inclusion and implement similar policies and programs.

In the United States, Conduent complies with Equal Employment Opportunity guidelines and all applicable federal, state and local laws that govern the hiring and treatment of its employees.

As of December 31, 2016, we had approximately 96,000 employees globally, with 48% located in the United States and the remainder located primarily in India, the Philippines, Jamaica, Guatemala and Mexico.

Training and Talent Development
We believe our people are our most important asset, which is why we invest in employee growth and development programs. We are focused on building a workplace where our people can do their best work and have access to the tools and resources they need to perform their jobs more effectively. We are building a culture of learning and have shifted from delivering training to incorporating learning into day-to-day work.

We have a strong performance management system in place that requires all employees to engage with their managers on goal-setting and performance feedback, enabling personal and professional development. There is a strong emphasis on mentorship and coaching, both formal and informal, to help employees get to the next level in their careers. We enable this by developing management capability for our front line leaders to ensure they are able to coach and mentor their teams and engage in constructive and continuous two-way dialogue.

Corporate Ethics
Our commitment to business ethics represents more than a declaration to do the right thing. It has become an integral part of the way we do business. We operate according to our ethics and compliance program, which is designed to meet general governance and specific industry and regulatory requirements with a focus on values, culture and performance with integrity. Conduent has a business ethics program, which is overseen by a business ethics office, and a code of business conduct (Code), which will serve as the foundation of our business ethics program. The code of business conduct makes clear Conduent’s expectations for ethical leadership, performance with integrity and compliance with company policies and the law. In addition, the code of business conduct embodies and reinforces Conduent’s commitment to integrity and helps employees resolve ethics and compliance concerns consistent with operating principles and legal and policy controls. In addition, as Conduent employees, our employees are required to complete business ethics training annually and we periodically solicit their input to gauge the state of Conduent’s ethical culture and help identify areas for improvement.

Our directors must act in accordance with our Code of Business Conduct and Ethics for Members of the Board; our principal executive officer, principal financial officer and principal accounting officer, among others, must act in accordance with our Finance Code of Conduct; and all of our executives and employees must act in accordance with our Code of Business Conduct. Each of these codes of conduct can be accessed through our website at www.conduent.com/corporate-governance. They are also available to any shareholder who requests them in writing addressed to Conduent Incorporated, 2nd Floor, 100 Campus Drive, Florham Park, NJ 07932, Attention: Corporate Secretary. We will disclose any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics for members of the Board and, our Code of Business Conduct and our Finance Code of Conduct for our officers on our website as promptly as practicable, and consistent with the requirements of applicable SEC and NYSE rules.

Conduent Inc. 2016 Annual Report 10

Backlog

Backlog, or the value of the remaining term of our service contracts, is not a metric that we regularly use to measure our business. However, over 80% of our revenues in 2016 were tied to recurring revenue contracts.

Seasonality

Our revenues can be affected by various factors such as our clients’ demand pattern for our services. These factors have historically resulted in higher revenues and profits in the fourth quarter.

Other

Conduent Incorporated is a New York corporation, organized in 2016. Our principal executive offices are located at 100 Campus Drive, Florham Park, New Jersey 07932. Our telephone number is (973) 261-7100.

In the Investor Information section of our Internet website, you will find our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. We make these documents available as soon as we can after we have filed them with, or furnished them to the U.S. Securities and Exchange Commission.

Our Internet address is www.conduent.com.

ITEM 1A. RISK FACTORS

Our government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.

A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, and some of our revenues are derived from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt or funding constraints, such as those recently experienced in the United States and Europe, could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Additionally, if the government discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could materially adversely affect our results of operations and financial condition. Moreover, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

We derive significant revenue and profit from commercial and government contracts awarded through competitive bidding processes, including renewals, which can impose substantial costs on us, and we will not achieve revenue and profit objectives if we fail to accurately and effectively bid on such projects.

Many of these contracts are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Competitive bidding imposes substantial costs and presents a number of risks, including: (i) the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us; (ii) the need to estimate accurately the resources and costs that will be required to implement and service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design; (iii) the expense and delay that may arise if our competitors protest or

Conduent Inc. 2016 Annual Report 11

challenge awards made to us pursuant to competitive bidding and the risk that such protests or challenges could result in the requirement to resubmit bids and in the termination, reduction or modification of the awarded contracts;
and (iv) the opportunity cost of not bidding on and winning other contracts we might otherwise pursue. If our competitors protest or challenge an award made to us on a government contract, the costs to defend such an award may be significant and could involve subsequent litigation that could take years to resolve.

Our ability to recover capital and other investments in connection with our contracts is subject to risk.

In order to attract and retain large outsourcing contracts, we sometimes make significant capital and other investments to enable us to perform our services under those contracts, such as purchases of information technology equipment, facility costs, labor resources and costs incurred to develop and implement software. The net book value of certain assets recorded, including a portion of our intangible assets, could be impaired, and our results of operations and financial condition could be materially adversely affected in the event of the early termination of all or a part of such a contract or a reduction in volumes and services thereunder for reasons such as a customer’s or client’s merger or acquisition, divestiture of assets or businesses, business failure or deterioration or a customer’s or client’s exercise of contract termination rights.

We rely to a significant extent on third-party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers; if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, our results of operations and financial condition could be materially adversely affected.

Our ability to service our customers and clients and deliver and implement solutions depends to a large extent on third-party providers such as subcontractors, a relatively small number of primary software vendors, software application developers, utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. Our results of operations and financial condition could be materially adversely affected and we might incur significant additional liabilities if any of our third-party providers do not meet these obligations or our or our clients’ expectations or if they terminate or refuse to renew their relationships with us or were to offer their products to us with less advantageous prices and other terms than we previously had.

Failure to deliver on our contractual obligations properly and on time could materially adversely affect our results of operations and financial condition.

Our business model depends in large part on our ability to retain existing and attract new work from our base of existing clients, as well as on relationships we develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to meet those needs. In order for our business to grow, we must successfully manage the provision of services under our contracts. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client or obtain new work from other potential clients. In particular, many of our contracts with non-government clients may be terminated by the client, without cause, upon specified advance notice, so clients who are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date, which may result in our inability to fully recover our up-front investments. In addition, clients could direct future business to our competitors. We could also trigger contractual credits to clients or a contractual default. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate contract operational costs could result in delays in our contract performance, trigger service level penalties, impair fixed or intangible assets or result in contract profit margins that do not meet our expectations or our historical profit margins.

In addition, we incur significant expenditures for the development and construction of system software platforms needed to support our clients’ needs. Our failure to fully understand client requirements or implement the appropriate operating systems or databases or solutions which enable the use of other supporting software may delay the project and result in cost overruns or potential impairment of the related software platforms, which could materially adversely affect our results of operations and financial condition.

Conduent Inc. 2016 Annual Report 12

We face significant competition and our failure to compete successfully could materially adversely affect our results of operations and financial condition.

To remain competitive, we must develop services and applications; periodically enhance our existing offerings; remain cost efficient; and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.

Our significant indebtedness could materially adversely affect our results of operations and financial condition.

We have and will continue to have a significant amount of debt and other obligations. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (iv) limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; (v) place us at a competitive disadvantage compared to our competitors that have less debt; and (vi) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the Spin-Off, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The terms of our indebtedness may restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

The terms of our indebtedness includes a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

•	incur or guarantee additional indebtedness or sell disqualified or preferred stock;

•	pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;

•	make investments or acquisitions;

•	sell, transfer or otherwise dispose of certain assets, including accounts receivable;

•	create liens;

•	enter into sale/leaseback transactions;

•	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

•	enter into transactions with affiliates;

•	prepay, repurchase or redeem certain kinds of indebtedness;

•	issue or sell stock of our subsidiaries; and/or

•	significantly change the nature of our business.

As a result of all of these restrictions, we may be:

•	limited in how we conduct our business and pursue our strategy; unable to raise additional debt financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other of our debt to which a cross-default or cross-acceleration provision applies. Furthermore, the lenders of this indebtedness may require that we pledge our assets as collateral as security for our repayment obligations. If we were unable to repay any amount of this indebtedness when due and payable, the lenders could proceed against the collateral that

Conduent Inc. 2016 Annual Report 13

secures this indebtedness. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness, which could materially adversely affect our results of operations and financial condition.

Our business is dependent on continued interest in outsourcing.

Our business and growth depend in large part on continued interest in outsourced business process services. Outsourcing means that an entity contracts with a third party, such as us, to provide business process services rather than perform such services in-house. There can be no assurance that this interest will continue, as organizations may elect to perform such services themselves and/or the business process outsourcing industry could move to an as-a-Service model, thereby eliminating traditional business process outsourcing tasks. A significant change in this interest in outsourcing could materially adversely affect our results of operations and financial condition. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.

Our profitability is dependent upon our ability to obtain adequate pricing for our services and to improve our cost structure.

Our success depends on our ability to obtain adequate pricing for our services that will provide a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our services may decline from previous levels. If we are unable to obtain adequate pricing for our services, it could materially adversely affect our results of operations and financial condition. In addition, our contracts are increasingly requiring tighter timelines for implementation as well as more stringent service level metrics. This makes the bidding process for new contracts much more difficult and requires us to adequately consider these requirements in the pricing of our services.

In order to meet the service requirements of our customers, which often includes 24/7 service, and to optimize our employee cost base, including our back-office support, we often locate our delivery service and back-office support centers in lower-cost locations, including several developing countries. Concentrating our centers in these locations presents a number of operational risks, many of which are beyond our control, including the risks of political instability, natural disasters, safety and security risks, labor disruptions, excessive employee turnover and rising labor rates. Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of such centers outside of the United States could materially adversely affect our results of operations and financial condition. These risks could impair our ability to effectively provide services to our customers and keep our costs aligned to our associated revenues and market requirements.

Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as robotic process automation, to absorb the level of pricing pressures on our services through cost improvements and to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through restructuring actions or information technology initiatives, our ability to offset labor cost inflation and competitive price pressures would be impaired, each of which could materially adversely affect our results of operations and financial condition.

We may be subject to claims of infringement of third-party intellectual property rights which could adversely affect our results of operation and financial condition.

We rely heavily on the use of intellectual property. We do not own a significant portion of the software that we use to run our business; instead we license this software from a small number of primary vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims, which could materially adversely affect our results of operations and financial condition. In addition, if any of our vendors’ infringement claims are ultimately successful, our vendors could require us to (i) cease selling or using products or services that incorporate the challenged software or technology, (ii) obtain a license or additional licenses from our vendors or (iii) redesign our services which rely on the challenged software or technology. In addition, we may be exposed to claims for monetary damages. If we are unsuccessful in defending an infringement claim and our vendors require us to initiate any of the above actions, or we are required to pay monetary damages, then such actions could materially adversely affect our results of operations and financial condition.

Conduent Inc. 2016 Annual Report 14

We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information and personal health information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect both individually identifiable information as well as personal health information, including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, and the European Union Directive on Data Protection (Directive 95/46/EC). Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of individually identifiable information and these laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the recent invalidation of the U.S.-EU Safe Harbor regime will require us to implement alternative mechanisms in order for some of our data flows from Europe to the United States to comply with applicable law. Changes to existing laws, introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which could materially adversely affect our results of operations and financial condition.

We are subject to laws of the United States and foreign jurisdictions relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and materially adversely affect our results of operations and financial condition.

We receive, process and implement financial transactions, and disburse funds, on behalf of both government and commercial customers. This activity includes receiving debit and credit card information to process payments due to our customers as well as disbursing funds on payment or debit cards to payees of our customers. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations, including the Electronic Fund Transfer Act, as amended, the Currency and Foreign Transactions
Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended, the Dodd-Frank Wall Street
Reform and Consumer Protection Act of 2010 (including the so-called Durbin Amendment), as amended, the
Gramm-Leach-Bliley Act (also known as the Financial Modernization Act of 1999), as amended, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA
PATRIOT ACT) Act of 2001, as amended. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of certain financial transactions and these laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. Changes to existing laws, introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process financial transactions and allegations by our customers and clients that we have not performed our contractual obligations, any of which could materially adversely affect our results of operations and financial condition.

We are subject to breaches of our security systems and service interruptions which could expose us to liability, impair our reputation or temporarily render us unable to fulfill our service obligations under our contracts.

We have implemented security systems, both directly and with third-party subcontractors and service providers, with the intent of maintaining both the physical security of our facilities and the data security of our customers’, clients’ and suppliers’ confidential information and information related to identifiable individuals (including payment card and debit and credit card information and health information) against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/ or the information we are trying to protect. Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or implement sufficient preventative measures. Additionally, with advances in computer capabilities and data protection requirements to address

Conduent Inc. 2016 Annual Report 15

ongoing threats, we may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by security breaches. Moreover, employee error or malfeasance, faulty password management or other irregularities may result in a defeat of our or our third-party service providers’ security measures and breach our or our third-party service providers’ information systems (whether digital or otherwise).

If unauthorized parties gain physical access to one of our or one of our third-party service providers’ facilities or electronic access to our or one of our third-party service providers’ information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could materially adversely affect our results of operations and financial condition. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyber attacks maintain various systems and data centers for our customers. Often these systems and data centers must be maintained worldwide and on a 24/7 basis. Although we endeavor to ensure that there is adequate backup and maintenance of these systems and centers, we could experience service interruptions that could result in curtailed operations and loss of customers, which could reduce our revenues and profits in addition to impairing our reputation. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim, each of which could materially adversely affect our results of operations and financial condition.

If we underestimate the scope of work or the costs of performance in our contracts, or we mis-perform our contracts, our results of operations and financial condition could be materially adversely affected.

In order to stay competitive in our industry, we must also keep pace with changing technologies and customer preferences. Many of our contracts require us to design, develop and implement new technological and operating systems for our customers. Many of these systems involve detailed and complex computer source code which must be created and integrated into a working system that meets contract specifications. The accounting for these contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. To varying degrees, each contract type involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. In addition, in many of our contracts, we have complicated performance obligations, including, without limitation, designing and building new integrated computer systems or doing actuarial work for pension, medical and other plans with beneficiaries that can rely on future projection of obligations to determine appropriate levels of funding. These contracts carry potential financial penalties or could result in financial damages or exposures if we fail to properly perform those obligations and could result in our results of operations and financial condition being materially adversely affected.

If we are unable to collect our receivables for unbilled services, our results of operations and financial condition could be materially adversely affected.

The profitability of certain of our large contracts depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. Actual losses on client balances could differ from current estimates and, as a result, may require adjustment of our receivables for unbilled services. Our receivables include long-term contracts and over the course of a long-term contract, our customers’ financial condition may change such that their ability to pay their obligations, and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the federal, state and local governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its project, and the amounts of such recoveries may not meet our expectations or cover our costs. Timely collection of client balances also depends on our ability to complete our contractual commitments (for example, achieve specified milestones in percentage-of-completion contracts) and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we

Conduent Inc. 2016 Annual Report 16

experience an increase in the time to bill and collect for our services, our results of operations and financial condition could be materially adversely affected.

A decline in revenues from or a loss or failure of significant clients could materially adversely affect our results of operations and financial condition.

Our results of operations and financial condition could be materially adversely affected by the loss or failure of significant clients. Some of our clients are in business sectors which have experienced significant financial difficulties or consolidation, and/or the reduction of volumes or their inability to make payments to us, as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration, nonrenewal or early termination (including termination for convenience) or business or financial failure or deterioration. Economic and political conditions could affect our clients’ businesses and the markets they serve.

We have non-recurring revenue, which subjects us to a risk that our revenues and cash flows from operations may fluctuate from period to period.

Revenue generated from our non-recurring services may fluctuate due to factors both within and outside of our control. Our mix of non-recurring and recurring revenues is impacted by acquisitions as well as growth in our non-recurring lines of business. There is less predictability and certainty in the timing and amount of revenues generated by our non-recurring services and, accordingly, our results of operations and financial condition could be materially adversely affected by the timing and amount of revenues generated from our non-recurring services.

The failure to obtain or maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs, access to capital markets and ability to post surety or performance bonds to support clients’ contracts.

Any future downgrades to our credit rating could negatively impact our ability to renew contracts with our existing clients, limit our ability to compete for new clients, result in increased premiums for surety or performance bonds to support our clients’ contracts and/or result in a requirement that we provide collateral to secure our surety or performance bonds. Further, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to specified levels, the client may elect to terminate its contract with us and either pay a reduced termination fee or, in some limited instances, no termination fee. Such a credit rating downgrade could adversely affect these client relationships.

There can be no assurance that we will be able to maintain our credit ratings. Any additional actual or anticipated downgrades of our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to capital markets.

A failure to attract and retain necessary technical personnel and qualified subcontractors could materially adversely affect our results of operations and financial condition.

Because we operate in intensely competitive markets, our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified technical personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train and retain sufficient numbers of qualified engineers, technical staff and sales and marketing representatives or are unable to contract with qualified, competent subcontractors, our results of operations and financial condition could be materially adversely affected. Experienced and capable personnel in the services industry remain in high demand, and there is continual competition for their talents. Additionally, we may be required to increase our hiring in geographic areas outside of the United States, which could subject us to increased geopolitical and exchange rate risk. The loss of any key technical employee or the loss of a key subcontractor relationship could materially adversely affect our results of operations and financial condition.

Increases in the cost of telephone and data services or significant interruptions in such services could materially adversely affect our results of operations and financial condition.

Our business is significantly dependent on telephone and data service provided by various local and long distance telephone and data service providers around the world. Accordingly, any disruption of these services

Conduent Inc. 2016 Annual Report 17

could materially adversely affect our results of operations and financial condition. We have taken steps to mitigate our exposure to service disruptions by investing in redundant circuits, although there is no assurance that the redundant circuits would not also suffer disruption. Any inability to obtain telephone or data services at favorable rates could materially adversely affect our results of operations and financial condition. Where possible, we have entered into long-term contracts with various providers to mitigate short-term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone or data services that is not recoverable through an increase in the price of our services could materially adversely affect our results of operations and financial condition. In addition, a number of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable, and while there are backup systems in many of our operating facilities, an extended outage of utility or network services could materially adversely affect our results of operations and financial condition.

We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries.

Our principal assets are the shares of capital stock and indebtedness of our subsidiaries. We rely on dividends, interest and other payments from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying corporate expenses and, if determined by our Board, paying dividends to shareholders and repurchasing common shares. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts that these subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions or other circumstances that could restrict the ability of our subsidiaries to pay dividends to us. In addition, due to differences in tax rates, repatriation of funds from certain countries into the United States could have unfavorable tax ramifications for us. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.

Our results of operations and financial condition could be materially adversely affected by legal and regulatory matters.

We are potentially subject to various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act of 1974 (ERISA); and other laws and regulations, as discussed under Note 15—Contingencies and Litigation in our Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts above any existing accruals, it could materially adversely affect our results of operations and financial condition in the period or periods in which such change in determination, judgment or settlement occurs. There can be no assurances as to the favorable outcome of any claim, lawsuit, investigation or proceeding. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could materially adversely affect our results of operations and financial condition. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain services, requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. In addition, it can be very costly to defend litigation and these costs could materially adversely affect our results of operations and financial condition. See Note 15—Contingencies and Litigation to our Consolidated Financial Statements.

Our results of operations and financial condition may be materially adversely affected by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A portion of our revenues is generated from operations outside the United States. In addition, we maintain significant operations outside the United States. Our results of operations and financial condition could be materially adversely affected by changes in foreign currency exchange rates, as well as by a number of other factors, including, without limitation, changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal

Conduent Inc. 2016 Annual Report 18

matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our combined financial statements. If we are unable to effectively hedge these risks, our results of operations and financial condition could be materially adversely affected.

If we fail to successfully develop new service offerings, including new technology components, and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would decline.

The process of developing new service offerings, including new technology components, is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in service offerings that achieve customer acceptance and generate the revenues required to provide desired returns. For example, establishing internal automation processes to help us develop new service offerings will require significant up-front costs and resources, which, if not monetized effectively, could materially adversely affect our revenues. In addition, some of our service offerings rely on technologies developed by and licensed from third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. We also must ensure that all of our service offerings comply with both existing and newly enacted regulatory requirements in the countries in which they are sold. If we fail to accurately anticipate and meet our customers’ needs through the development of new service offerings (including technology components) or if we fail to adequately protect our intellectual property rights or if our new service offerings are not widely accepted or if our current or future service offerings fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.

Risks related to the Spin-off:

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent, publicly traded company, we will be able to, among other things, design and implement corporate strategies and policies that are targeted to our business, better focus our financial and operational resources on our specific business, create effective incentives for our management and employees that are more closely tied to our business performance, provide investors more flexibility and enable us to achieve alignment with a more natural shareholder base and implement and maintain a capital structure designed to meet our specific needs. However, by separating from Xerox, we may be more susceptible to market fluctuations and other adverse events. As an independent entity, we have an arm’s-length relationship with Xerox and we may not be able to obtain supplies from Xerox on terms as favorable to us as those we had as a wholly owned subsidiary of Xerox prior to the Spin-Off. As a smaller, independent company, Conduent will have a narrower business focus and may be more vulnerable to changing market conditions as well as the risk of takeover by third parties. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. Furthermore, Xerox used to guarantee our and our subsidiaries’ performance under certain services contracts and real estate leases. Following the Spin-Off, we expect that Conduent will provide such performance guarantees, and we may be unable to retain or renew contracts or real estate leases or a failure to renew such contracts or leases on favorable terms and conditions could materially adversely affect our results of operations and financial condition. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company, and we may experience increased costs after the Spin-Off.

We have historically operated as part of Xerox’s corporate organization, and Xerox has provided us with various corporate functions. Following the Spin-Off, Xerox will have no obligation to provide us with assistance other than the transition services described under “Certain Relationships and Related Party Transactions—
Transition Services Agreement.” These services do not include every service that we have received from Xerox

Conduent Inc. 2016 Annual Report 19

in the past, and Xerox is only obligated to provide these services for limited periods following completion of the
Spin-Off. Accordingly, following the Spin-Off, we will need to provide internally or obtain from unaffiliated third parties the services we currently receive from Xerox. These services include senior management, legal, human resources, finance and accounting, treasury, information technology, marketing and communications, internal audit and other shared services, the effective and appropriate performance of which are critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Xerox. Because our business has most recently operated as part of the wider
Xerox organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect our business. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our results of operations and financial condition could be materially adversely affected.

We have no recent operating history as an independent, publicly traded company, and our historical and pro forma financial data are not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

We derived the historical financial data included in this Annual Report from Xerox’s consolidated financial statements, and this data does not necessarily reflect the results of operations and financial condition we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

• Prior to the Spin-Off, we operated as part of Xerox’s broader corporate organization and Xerox performed various corporate functions for us, including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology, marketing and communications, internal audit and other shared services. Our historical financial data reflect allocations of corporate expenses from Xerox for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent, publicly traded company.
• We entered into transactions with Xerox that did not exist prior to the Spin-Off, such as Xerox’s provision of transition services, which will cause us to incur new costs.
• Our historical financial data do not reflect changes that we expect to experience in the future as a result of our separation from Xerox. As part of Xerox, we enjoyed certain benefits from Xerox’s operating diversity, size, purchasing power, credit rating, borrowing leverage and available capital for investments. Many of our services contracts, particularly those for our transportation service offerings in our Public Sector business, require significant capital investments, and after the Spin-Off, we may not have access to the capital (from both internal and external sources) necessary to fund these services contracts. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of Xerox prior to the Spin-Off.

Following the Spin-Off, we are now responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations and public reporting. For additional information about our past financial performance and the basis of presentation of our financial statements, see “Selected Historical Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and the notes thereto included in this annual report on Form 10-K. Some of the contracts to be transferred or assigned to us in connection with the Internal Transactions and Distribution contain provisions that require the consent of a third party to the Internal Transactions, the Distribution or both. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these contracts in the future.

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with Xerox.

We entered into agreements with Xerox related to our separation from Xerox, including the Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement and any other agreements, while we are still part of Xerox. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between Xerox and us. We may have received better terms from third parties. See “Certain Relationships and Related Party Transactions—Agreements with Xerox.”

Conduent Inc. 2016 Annual Report 20

The Spin-Off could result in significant tax liability to Xerox and its shareholders.
Completion of the Spin-Off required Xerox’s receipt of a written opinion of Cravath, Swaine & Moore LLP to the effect that the Distribution should qualify for non-recognition of gain and loss under Section 355 of the Code and the receipt and continuing effectiveness and validity of the IRS Ruling.
The opinion of counsel did not address any U.S. state or local or foreign tax consequences of the Spin-Off. The opinion assumed that the Spin-Off was completed according to the terms of the Separation and Distribution Agreement and relied on the facts as stated in the Separation and Distribution Agreement, the Tax Matters Agreement, the other ancillary agreements, the Information Statement included in our registration statement on Form 10 and a number of other documents. In addition, the opinion was based on certain representations as to factual matters from, and certain covenants by, Xerox and us. The opinion cannot be relied on if any of the assumptions, representations or covenants are incorrect, incomplete or inaccurate or are violated in any material respect.
Xerox has received the IRS Ruling. The IRS Ruling relies on certain facts, assumptions, representations and undertakings from Xerox and us regarding the past and future conduct of Xerox’s and our businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, Xerox may not be able to rely on the IRS Ruling. In addition, the IRS ruling is not a comprehensive ruling from the IRS regarding all aspects of the U.S. federal income tax consequences of the transactions.
Accordingly, notwithstanding the opinion of counsel and the IRS Ruling, there can be no assurance that the IRS will not assert, or that a court would not sustain, a contrary position.
If the Distribution were determined not to qualify for non-recognition of gain and loss for U.S. federal income tax purposes, U.S. Holders could be subject to tax. In this case, each U.S. Holder who received our common stock in the Distribution would generally, for U.S. federal income tax purposes, be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in (i) a taxable dividend to the U.S. Holder to the extent of that U.S. Holder’s pro rata share of Xerox’s current and accumulated earnings and profits; (ii) a reduction in the U.S. Holder’s basis (but not below zero) in Xerox common stock to the extent the amount received exceeds the shareholder’s share of Xerox’s earnings and profits; and (iii) a taxable gain from the exchange of Xerox common stock to the extent the amount received exceeds the sum of the U.S. Holder’s share of Xerox’s earnings and profits and the U.S. Holder’s basis in its Xerox common stock.

We could have an indemnification obligation to Xerox if the Distribution were determined not to qualify for non-recognition treatment, which could materially adversely affect our results of operations and financial condition.
If it were determined that the Distribution did not qualify for non-recognition of gain and loss under Section 355 of the Code, we could, under certain circumstances, be required to indemnify Xerox for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our results of operations and financial condition.
In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to Xerox, but not to shareholders, if we or our shareholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to Xerox due to such a 50% or greater change in ownership of our stock, Xerox would recognize gain equal to the excess of the fair market value of our common stock distributed to Xerox shareholders over Xerox’s tax basis in our common stock and we generally would be required to indemnify Xerox for the tax on such gain and related expenses. Any such indemnification obligation could materially adversely affect our results of operations and financial condition.
We agreed to numerous restrictions to preserve the non-recognition treatment of the Distribution, which may reduce our strategic and operating flexibility.
We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355 of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic

Conduent Inc. 2016 Annual Report 21

transactions or engage in new businesses or other transactions that may otherwise maximize the value of our business, and might discourage or delay a strategic transaction that our shareholders may consider favorable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, California, Mexico, Guatemala, the Philippines, Jamaica, Romania and India. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2016 was approximately 12.2 million square feet at an annual operating cost of approximately $294 million and comprised 513 leased properties and 8 owned properties. We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments use substantially all of these properties at least in part.

As a result of implementing our strategic transformation program as well as various productivity initiatives, several leased and owned properties may become surplus over the next three years. We are obligated to maintain our leased surplus properties through required contractual lease periods and plan to dispose of or sublease these properties.

ITEM 3. LEGAL PROCEEDINGS
The information set forth under Note 15 "Contingencies and Litigation" in the Consolidated Financial Statements in Part II, Item 8, which is incorporated here by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

The common stock of Conduent Incorporated is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "CNDT." Our common stock did not begin trading until January 3, 2017.
Conduent Common Stock Dividends

We intend to retain future earnings for use in the operation of our business and to fund future growth, We do not anticipate paying any dividends on our common stock for the foreseeable future.

Conduent Inc. 2016 Annual Report 22

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW
(in millions, except per-share data)

	2016	2015	2014	2013	2012 (unaudited)
Per-Share Data
(Loss) income from continuing operations
Basic	$(4.85)	$(1.65)	$0.17	$0.67	$0.68
Diluted	(4.85)	(1.65)	0.17	0.67	0.68
Net (loss) income attributable to Conduent
Basic	(4.85)	(2.04)	(0.40)	0.90	0.84
Diluted	(4.85)	(2.04)	(0.40)	0.90	0.84
Common stock dividends declared(1)
Operations
Revenues	$6,408	$6,662	$6,938	$6,879	$6,873
(Loss) income from continuing operations	(983)	(336)	34	135	137
Net (loss) income	(983)	(414)	(81)	182	170
Financial Position
Working capital	$515	$(867)	$(887)	$(1,450)	$(1,975)
Total Assets	7,709	9,058	10,954	11,205	11,217
Consolidated Capitalization
Short-term debt and current portion of long-term debt	$28	$24	$268	$42	$37
Long-term debt	1,913	37	43	310	292
Total Debt(2)	1,941	61	311	352	329
Series A preferred stock	142	n/a	n/a	n/a	n/a
Conduent shareholders' equity/former parent investment	3,288	5,162	5,411	5,579	5,408
Total Consolidated Capitalization	$5,371	$5,223	$5,722	$5,931	$5,737
Selected Data and Ratios(3)

___________

(1)	We did not declare or pay dividends for the periods presented.

(2)	Includes capital lease obligations.

(3)	Selected data and ratios are not provided as the common stock of Conduent Incorporated did not begin "regular way" trading on the NYSE until January 3, 2017.

Conduent Inc. 2016 Annual Report 23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Conduent Incorporated. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this 2016 Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.

Executive Overview
With revenues of $6.4 billion, we are a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience. Our addressable market size in the global business process service industry is estimated at nearly $260 billion.
Headquartered in Florham Park, New Jersey, the 96,000 people of Conduent, as of December 31, 2016, serve customers in more than 40 countries. In 2016, 11% of our revenue was generated outside the U.S.

We organize our business around three main reportable segments: Commercial Industries, Healthcare and Public Sector.

•	Our Commercial Industries segment is comprised of business process services and customized solutions offered to clients in a variety of industries (other than healthcare).

•
Our Healthcare segment is comprised of industry-centric business process services offered to clients across the healthcare industry, including providers, payers, employers, pharmaceutical and life science companies and government agencies.

•	Our Public Sector segment is comprised of government-centric business process services offered to U.S. federal, state and local governments, as well as foreign.
Separation
On December 31, 2016, Conduent Incorporated completed its Separation from Xerox Corporation and is now an independent public company trading on the New York Stock Exchange under the symbol "CNDT". In connection with the separation from Xerox, Conduent entered into several agreements to (1) affect the legal and structural separation of Conduent and Xerox, (2) govern the relationship between Conduent and Xerox up to and after the completion of the separation and (3) allocate between Conduent and Xerox various assets, liabilities and obligations, including, among other things, employee benefits and tax-related assets and liabilities. The agreements entered into include a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement and a trademark license agreement.
Significant 2016 Charges

Goodwill Impairment Charge
As required by ASC 350 Intangibles - Goodwill and Other, we annually test the Goodwill of our reporting units for impairment. For Step 1 of the test, as in prior years, we determined the fair value of our reporting units utilizing a combination of both an Income Approach and a Market Approach to calculate fair value for each reporting units. We then compare the fair value of each reporting unit to its carrying value. The Income Approach utilizes a discounted cash flow analysis based upon the forecasted future business results of each reporting units. The Market Approach

Conduent Inc. 2016 Annual Report 24

utilizes the guideline public company method. We apply a two-thirds and one-third weighting to the results of the Income Approach and the Market Approach, respectively, to calculate the fair value of each reporting units.

Our Commercial Industries reporting units operating results declined in 2016 versus our expectations, including a weak fourth quarter 2016. In performing Step 1 of our annual impairment test during the fourth quarter of 2016, we determined that the carrying value of the Commercial Industries reporting unit exceeded fair value by 53%, indicating an impairment and; therefore, we performed Step 2 of the test. Our Healthcare and Public Sector reporting units passed Step 1 with fair value exceeding carrying value by 19% and 14%, respectively, and, therefore, we were not required to perform Step 2 of the test.
Step 2 for the Commercial Industries reporting unit required a hypothetical purchase price allocation and the calculation of the implied fair value of goodwill. As a result of performing Step 2, we calculated a goodwill impairment of $935 million. This has been presented as Goodwill impairment, a separate line item in the Consolidated Statements of Income (Loss). Refer to Note 7 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information.
Our annual test relies upon key assumptions about revenue and profitability, including the impact of significant planned cost reductions from our Strategic Transformation program. As with any forecast, there is an element of uncertainty and management has considered this when performing the annual impairment test. Key assumptions like the discount rate we use to calculate the present value of the forecasted cash flows for each reporting unit were risk adjusted to reflect these uncertainties. If our actual operating results do not achieve the risk-adjusted forecast of revenue and profitability, or delays in achieving the benefits from the cost reductions assumed in our Strategic Transformation program occur, there is the risk of future goodwill impairments.
As a result of the significant impact of the Goodwill impairment charge on our reported revenues, earnings and key metrics for the period, we also discuss our results excluding the impact of this charge. The adjusted results are noted as “adjusted” in the discussion below. Refer to the “Non-GAAP Financial Measures” section for a reconciliation and explanation of these non-GAAP financial measures.

NY MMIS Charge
In February 2017, we determined that it is probable that we will not fully complete our New York Medicaid Management Information System ("NY MMIS") project in its current form.
As a result of this decision and the application of percentage-of-completion accounting, we recorded a pre-tax charge (NY MMIS charge) of $161 million ($98 million after-tax) during the fourth quarter of 2016. The charge included $83 million for the write-off of contract receivables, which were recorded as a reduction in Revenues. In addition, in Cost of Outsourcing, we recorded a $78 million charge which included: $36 million for wind-down costs, $28 million related to the non-cash impairment of the Health Enterprise software and $14 million for the write-off of deferred contract set-up and transition costs and other related assets and liabilities.
At this time, we believe we have recorded our best estimate of the financial statement impact associated with the NY MMIS contract developments; however, our estimate of the financial statement impact is subject to change once the matter is settled with the State of New York.
As a result of the significant impact of the NY MMIS charge on our reported revenues, earnings and key metrics for the period, we also discuss our results excluding the impact of these charges. These adjusted results are noted as “adjusted” in the discussion below. Refer to the “Non-GAAP Financial Measures” section for a reconciliation and explanation of these non-GAAP financial measures.

Significant 2015 Charges
Health Enterprise Charge
Late in the third quarter of 2015, we determined that we would not fully complete the Health Enterprise Medicaid platform implementation projects in California and Montana. However, we would continue to process Medicaid claims using existing legacy systems in those states, thus providing uninterrupted service for the states' healthcare providers and constituents.

Conduent Inc. 2016 Annual Report 25

This determination resulted in recording a pre-tax charge (HE charge) of $389 million ($237 million after-tax) in 2015. The charge included $116 million for the write-off of contract receivables (primarily non-current), $34 million related to the non-cash impairment of the HE software and deferred contract set-up transition costs and $23 million for other related assets and liabilities. The remainder of the charge was primarily related to settlement costs including payments to subcontractors resulting in cash outflows in future quarters. Of the $389 million charge, $116 million was recorded as a reduction to revenues and the remaining $273 million was recorded to Cost of outsourcing. This development followed the Government Healthcare strategy change announced in July 2015, regarding our decision to focus our future HE implementations on current Medicaid customers and to discontinue investment in and sales of the Xerox Integrated Eligibility System. This change in strategy resulted in pre-tax non-cash software platform impairment charges of $146 million ($89 million after-tax) in the second quarter 2015.
As a result of the significant impact of the HE charge and the software impairment charges on our reported revenues, earnings and key metrics for the period, we are also discussing our results excluding the impact of these charges. These adjusted results are noted as “adjusted” in the discussion below. Refer to the "Non-GAAP Financial Measures" section for a reconciliation and explanation of these non-GAAP financial measures.

Divestitures
In December 2014, we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos SE and began reporting it as a Discontinued Operation. The sale was completed on June 30, 2015. Refer to Note 4 - Divestitures in our Consolidated Financial Statements for additional information.

Financial Overview
Total revenues of $6.4 billion for the year ended December 31, 2016, decreased 4%, with a 1-percentage point negative impact from currency, as compared to 2015. On an adjusted1 basis, excluding the NY MMIS charge, total revenues decreased 4% with a 1-percentage point negative impact from currency, resulting from declines in Commercial Industries and Healthcare. Operating margin1 of 5.5% improved 0.7-percentage points as compared to 2015, reflecting cost and productivity improvements, including benefits from our strategic transformation program, as well as lower expenses from our decision to refocus our Government Healthcare business.
2016 Net loss was $983 million for the year ended December 31, 2016. The increase in loss is primarily due to the Goodwill impairment charge, the NY MMIS charge and profit declines in Commercial Industries, partially offset by profit increases in the Public Sector and Healthcare and the inclusion of the pre-tax HE charge of $389 million in 2015.
Cash flow from operations was $108 million for the year ended December 31, 2016 as compared to $493 million in 2015. The decrease in operating cash flow was primarily due to HE settlement payments, reduced factoring and timing of collections of accounts receivable, restructuring and separation payments. Cash provided by investing activities of $16 million primarily reflects the payments received on related party notes receivables, primarily offset by cost of additions to land, building and equipment and internal use software. Cash provided by financing activities was $132 million, primarily reflecting $1,902 million for proceeds on issuance of debt, $1,132 million of net payments on related party notes payable and $588 million for transfers to Xerox.

During 2016 we began a three-year transformation program targeting cumulative cost savings of $700 million from across the business. Focus areas of the program include increasing the use of automation across service delivery solutions, improving employee utilization, reducing attrition, utilizing our global delivery network more efficiently, updating our legacy IT infrastructure and reducing spend on third-party IT vendors, achieving efficiencies in procurement, and remediating under-performing contracts. We are on track to achieve these cumulative savings through 2018.
_______________
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.

Conduent Inc. 2016 Annual Report 26

2017 Outlook
Revenues - For 2017, we expect total revenues to decline similar to 2016 levels with stabilization in 2018 and building growth momentum later in the year.
Investments - We plan to balance investments in the business with margin expansion and will focus on capturing market growth opportunities by aligning our businesses by industry verticals, increasing our salesforce in targeted growth areas, investing in platforms and technology and considering potential acquisitions.

Currency Impact
To understand the trends in our business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as “currency impact” or “the impact from currency” or "constant currency". In 2016, 2015 and 2014, this impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate.

Application of Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and notes thereto. In preparing our Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the Consolidated Financial Statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Senior management has discussed the development and selection of the critical accounting policies, estimates and related disclosures included herein with the Audit Committee of the Board of Directors. We consider these as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management's judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclosed the impact of these different estimates on our operations. In certain instances, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.
Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Revenue Recognition
Application of the various accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - New Accounting Standards and Accounting Changes - Revenue Recognition in the Consolidated Financial Statements for additional information regarding our revenue recognition policies.

Conduent Inc. 2016 Annual Report 27

A significant portion of our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. For example, transaction volumes, time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts. Accordingly, revenues recognized under these contracts do not require the use of significant estimates that are susceptible to change. Revenue recognized using the percentage-of completion (POC) accounting method does require the use of estimates and judgment as discussed below.
We recognize revenues when we have persuasive evidence of an arrangement, the services have been provided, the transaction price is fixed or determinable and collectability is reasonably assured. During 2016, approximately 81% of our revenue was recognized based on transaction volumes, approximately 7% was recognized on a fixed fee basis (wherein our revenue is earned as we fulfill our performance obligations under the arrangement), approximately 2% was related to cost reimbursable contracts, approximately 4% recognized using POC accounting and the remaining 6% was related to time and material contracts. Our revenue mix is subject to change due to the impact of changing customer requirements, acquisitions, divestitures, new business and lost business.
Revenue Recognition - Percentage-of-Completion: A portion of our revenue (approximately 4%) is recognized using the percentage-of-completion (POC) accounting method. This method requires the use of estimates and judgment. Although not significant to total revenue, the POC methodology is normally applied to certain of our larger and longer term outsourcing contracts involving system development and implementation, primarily in government healthcare and certain government transportation contracts. In addition, we had unbilled receivables totaling $279 million and $289 million at December 31, 2016 and 2015, respectively, representing revenues recognized but not yet billable under the terms of our POC contracts.
The POC accounting methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed based on a current cumulative cost incurred to estimated total cost basis and a reasonably consistent profit margin over the period. Due to the long-term nature of these arrangements, developing the estimates of cost often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs. Such revisions are reflected in income in the period in which the facts that give rise to that revision become known. We perform ongoing profitability analysis of our POC services contracts in order to determine whether the latest estimates require updating. Key factors reviewed by the company to estimate the future costs to complete each contract are future labor costs, future product costs, expected productivity efficiencies, achievement of contracted milestones and performance goals, as well as potential penalties for milestone and system implementation delays.
If at any time our estimates indicate the POC contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately in cost of services. This results in the contract being recorded at a zero profit margin going forward with recognition of an equal amount of revenues and costs over the remaining contract term. A zero profit margin may also be applied when it is impractical to estimate specific amounts or ranges of contract revenues and costs; however, we can at least determine that we will not incur a loss on a particular contract.
The POC accounting process is particularly complex and challenging for contracts with significant system implementation deliverables due to their significant scope and duration, the highly technical nature of the implementations, the potential for additional costs related to productivity and performance penalties and other delivery factors. Accordingly, based on the significance of these projects, we continually monitor our progress and consider the potential for increased costs as well as risks and uncertainties in our estimates of revenues and costs under the POC accounting methodology. To the extent possible, we attempt to mitigate these risks through operational changes, project oversight and process improvements.
Capitalization of Outsourcing Contract Costs
In connection with our services arrangements, we incur and capitalize costs to originate these long-term contracts and to perform the migration, transition and setup activities necessary to enable us to perform under the terms of the arrangement. Certain initial direct costs of an arrangement are capitalized and amortized over the contractual service period of the arrangement to cost of services. From time to time, we also provide inducements to customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. We regularly review costs to determine appropriateness for deferral in accordance with the relevant accounting guidance. Key estimates and assumptions that we must make include projecting future cash

Conduent Inc. 2016 Annual Report 28

flows in order to assess the recoverability of deferred costs. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to the carrying amount of contract related assets, including the unamortized deferred cost balance. Such estimates require judgment and assumptions, which are based upon the professional knowledge and experience of our personnel. Key factors that are considered in estimating the undiscounted cash flows include projected labor costs and productivity efficiencies. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations.
Capitalization of Software Development Costs
We capitalize certain costs incurred to develop commercial software products to be sold, leased or otherwise marketed after establishing technological feasibility, and we capitalize costs to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives, estimating the marketability of the commercial software products and related future revenues and assessing the unamortized cost balances for impairment. For commercial software products, determining the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. For internal-use software, the appropriate amortization period is based on estimates of our ability to utilize the software on an ongoing basis. To assess the recoverability of capitalized software costs, we consider estimates of future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are primarily based on the historical experience and expectations regarding future revenues. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.
Refer to Note 6—Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information regarding capitalized software costs.
Business Combinations
The accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price consideration between assets that are depreciated and amortized from goodwill. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable and, when appropriate, include assistance from independent third-party valuation firms.
Refer to Note 3 - Acquisitions in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
We are primarily a service business, which normally has a lower level of tangible assets; therefore, our acquisitions typically result in significant amounts of goodwill and other intangible assets. These assets affect the amount of future period amortization expense and possible expense we could incur as a result of an impairment. Acquired intangible assets are primarily related to customer relationships. There were no acquisitions in 2016. Acquired intangible assets and goodwill were $1.1 billion at December 31, 2016.
Refer to Note 7 - Goodwill and Intangible Assets in the Consolidated Financial Statements for additional information regarding our goodwill and intangible assets.
Intangible Assets
The fair values of identifiable intangible assets are primarily estimated using an income approach. These estimates include market participant assumptions and require projected financial information, including assumptions about future revenue growth and costs necessary to facilitate the projected growth. Other key inputs include assumptions about technological obsolescence, customer attrition rates, brand recognition, the allocation of projected cash flows to identifiable intangible assets and discount rates. We regularly review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.
When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has

Conduent Inc. 2016 Annual Report 29

occurred based on whether net book value of the assets exceeds the related projected undiscounted cash flows from these assets. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge, if any, and thus materially different results of operations.
Goodwill
Goodwill is not amortized but rather is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated competitive activities and acts by governments and courts.
Application of the annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment- qualitatively or quantitatively - of the fair value of each reporting unit against its carrying value. We determined that our reporting units were the same as our operating segments and, therefore, our business is comprised of three reporting units with goodwill balances. Our annual impairment test of goodwill was performed in the fourth quarter of 2016. Given the risk of an impairment of our Commercial Industries reporting unit, we determined to utilize a quantitative assessment of the recoverability of our goodwill balances for each of our reporting units.
In our quantitative test, we estimate the fair value of each reporting unit by weighting the results from the income approach (discounted cash flow methodology) and market approach. These valuation approaches require significant judgment and consider a number of factors that include, but are not limited to, expected future cash flows, growth rates and discount rates and comparable multiples from publicly traded companies in our industry. In addition, we are required to make certain assumptions and estimates regarding the current economic environment, industry factors and the future profitability of our businesses.
When performing our discounted cash flow analysis for each reporting unit, we incorporate the use of projected financial information and discount rates that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue and expense projections, restructuring and strategic transformation activities, capital spending trends and investment in working capital to support anticipated revenue growth or other changes in the business. The selected discount rates consider the risk and nature of the respective reporting units' cash flows, appropriate capital structure and rates of return that market participants would require to invest their capital in our reporting units.
We believe these assumptions are appropriate and reflect our forecasted long-term business model and give appropriate consideration to our historical results as well as the current economic environment and markets that we serve. The average discount rate applied to our projected cash flows for our Commercial Industries reporting unit was approximately 16% and 9.5% was used for both the Public Sector and Healthcare reporting units, which we considered reasonable based on the estimated capital costs of applicable market participants.
Our impairment assessment methodology includes the use of outside valuation experts and the inclusion of factors and assumptions related to third-party market participants. When performing our market approach for each reporting unit, we rely specifically on the guideline public company method. Our guideline public company method incorporates revenues and earnings multiples from publicly traded companies with operations and other characteristics similar to each reporting unit. The selected multiples consider each reporting unit’s relative growth, profitability, size and risk relative to the selected publicly traded companies.
After completing our annual impairment review for each reporting unit in the fourth quarter of 2016, based on our quantitative assessments, we concluded that the fair value of our Commercial Industries reporting unit was less than its carrying value by approximately 53%, indicating an impairment. Accordingly, we preformed the next step based on Step 2 of the impairment assessment process, which resulted in our recording a pre-tax goodwill impairment charge of $935 during the fourth quarter of 2016, which is separately presented in the Consolidated Statements of Income (Loss). Our Healthcare and Public Sector reporting units passed Step 1 of the impairment test with fair value exceeded carrying value by approximately 19% and 14%, respectively.
Refer to Note 7 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding goodwill by reportable segment and the 2016 goodwill impairment charge.

Conduent Inc. 2016 Annual Report 30

Restructuring and Asset Impairments
We have engaged in restructuring actions, which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction, the fair value of assets made redundant or obsolete and the fair value of lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements.
For a full description of our restructuring actions, refer to our discussions of restructuring in the MD&A and in Note 8—Restructuring Programs and Asset Impairment Charges in the Consolidated Financial Statements.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our provision will change based on discrete or other nonrecurring events such as audit settlements, tax law changes, changes in valuation allowances, and etc., that may not be predictable. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as an unusual or one-time item.
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $360 million and $414 million had valuation allowances of $24 million and $38 million at December 31, 2016 and 2015, respectively.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $14 million, $24 million and $32 million at December 31, 2016, 2015 and 2014, respectively.
Refer to Note 14—Income Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.
Loss Contingencies
We are currently involved in various claims and legal proceedings. At least quarterly, we review the status of each significant matter and assess its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation, and may revise estimates. These revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position.
Refer to Note 15—Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding loss contingencies.

Conduent Inc. 2016 Annual Report 31

Revenue Results Summary
Total Revenue

Revenue for the three years ended December 31, 2016 was as follows:

	Revenues			% Change		CC % Change
(in millions)	2016	2015	2014	2016	2015	2016	2015
Total Revenues	$6,408	$6,662	$6,938	(4)%	(4)%	(3)%	(2)%

Adjusted Total Revenues (1)	$6,491	$6,778	$6,938	(4)%	(2)%	(3)%	—%
_______________

CC -	Refer to the "Non-GAAP Financial Measures" section for description of Constant Currency

(1)	Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.
Revenue 2016

Total revenues decreased 4% compared to the prior year with a 1-percentage point negative impact from currency. On an adjusted1 basis, excluding the NY MMIS charge, total revenue decreased 4% with a 1-percentage point negative impact from currency. Overall non-U.S. revenues represented approximately 11% of total revenues (Pound Sterling-denominated revenues represented approximately 2% of total revenues).
The decline was driven by lower volumes, delayed ramping of new business and contract exits, primarily in customer care contracts within our Commercial Industries and Healthcare segments, the run off of our Student Loan business and overall price declines that were consistent with prior-period trends. Partially offsetting these declines were new contracts in the Public Sector.
Revenue 2015

Total revenues decreased 4% compared to 2014 with a 2-percentage point negative impact from currency. On an adjusted1 basis, excluding the HE charge, total revenues decreased 2%, with a 2-percentage point negative impact from currency. The negative impact from currency reflects the significant weakening of our major foreign currencies against the U.S. dollar as compared to prior year.
The decline in total revenues was primarily driven by the run-off of the Student Loan business, the termination of the Texas Medicaid contract and the impact of our determination in the third quarter of 2015 to not fully complete the HE platform implementations in California and Montana, which combined had approximately a 4.8-percentage point negative impact on revenue growth. Offsetting this decline was moderate acquisition contribution and organic growth in several lines of business, net of the impacts from lost business and lower pricing that were consistent with prior trends.
_______________

(1)	Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Year Ended December 31,			Change B/(W)		Adjusted(1)		Adjusted(1) B/(W)
	2016	2015	2014	2016	2015	2016	2015	2016	2015
Total Gross Margin	14.2%	10.3%	16.4%	3.9 pts	(6.1) pts	16.5%	15.8%	0.7 pts	(0.6) pts
R&D as a % of Revenue	0.5%	0.8%	0.7%	0.3 pts	(0.1) pts	0.5%	0.8%	0.3 pts	(0.1) pts
SAG as a % of Revenue	10.7%	10.5%	9.5%	(0.2) pts	(1.0) pts	10.6%	10.3%	(0.3) pts	(0.8) pts

Pre-tax Income Margin	(19.1)%	(8.6)%	0.1%	(10.5) pts	(8.7) pts	4.8%	3.7%	1.1 pts	3.6 pts
Operating Margin(2)	3.0%	(1.0)%	6.2%	4.0 pts	(7.2) pts	5.5%	4.8%	0.7 pts	(1.6) pts
_______________

Conduent Inc. 2016 Annual Report 32

(1)	Refer to Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.

(2)	Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Pre-tax Income Margin
Pre-tax income margin for year ended December 31, 2016 of (19.1)% decreased 10.5-percentage points as compared to 2015. The decline was primarily driven by the NY MMIS charge, the Goodwill impairment charge and higher separation costs. Pre-tax income was also impacted by higher amortization of intangible assets.
Pre-tax income margin for the year ended December 31, 2015 of (8.6)% declined by 8.7-percentage points primarily due to the HE charge of $389 million, previously discussed, as well as higher Restructuring and related costs primarily as a result of the software impairment charge in our Government Healthcare business of $146 million. In addition, a 0.6-percentage point decrease in gross margin and a 0.8-percentage point increase in SAG as a percent of revenue reflecting targeted resource and other investments as well as higher costs associated with our HE platform implementations, prior to the implementation of the Government Healthcare strategy change noted above. The negative impacts were partially offset by restructuring savings and productivity improvements as well as lower related party interest expense and lower other expenses, net.
Pre-tax income margin includes the goodwill impairment, NY MMIS charge, amortization of intangible assets, related party interest, net, other expenses, net, restructuring and related costs and separation costs, all of which are separately discussed in subsequent sections. Operating margin excludes these items.
Operating Margin
Operating margin1 for the year ended December 31, 2016 of 5.5% increased 0.7-percentage points as compared to 2015. The increase was driven by an improvement in gross margin due to transformation savings, reduced costs in our HE platform implementations as well as more favorable line-of-business mix. As noted above, the operating margin contains an allocation for management cost and corporate support services totaling $165 million, $170 million and $175 million for each of the three years ended December 31, 2016.
Operating margin1 for the year ended December 31, 2015 of 4.8% decreased 1.6-percentage points as compared to 2014. The decline was driven primarily by a 0.6-percentage point decrease in gross margin and a 0.8-percentage point increase in SAG as a percent of revenue. The operating margin decline was driven by targeted resource and other investments as well as higher costs associated with our HE platform implementations, prior to the implementation of the change in strategy in our Government Healthcare business noted above. These negative impacts were partially offset by restructuring savings and productivity improvements.
 _____________

(1)	Refer to the Operating Income/Margin reconciliation table and the "Non-GAAP Financial Measures" section.
Gross Margins
Gross margin for the year ended December 31, 2016 of 14.2% increased 3.9-percentage points compared to 2015. On an adjusted1 basis, gross margin of 16.5% increased by 0.7-percentage points as compared to 2015. The increase reflected restructuring and productivity improvements, benefits from lower expenses associated with our HE platform implementations and favorable line-of-business mix. These benefits were partially offset by continued margin pressures in our customer care service offerings, lower profitability in our Student Loan business and price declines.

Total gross margin for the year ended December 31, 2015 of 10.3% decreased 6.1-percentage points as compared to 2014. On an adjusted1 basis, gross margin of 15.8% decreased by 0.6-percentage points as compared to 2014. Targeted resource and other investments, impacts from unfavorable line-of-business mix, increased expenses associated with our HE platform implementations, prior to the change in strategy in our Government Healthcare business noted above, and price declines were partially offset by productivity improvements and restructuring benefits.
Additional analysis of the change in gross margin for each business segment is included under "Operations Review of Segment Revenue and Profit" below.
_______________

(1)	Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.

Conduent Inc. 2016 Annual Report 33

Research & Development Expenses (R&D)
R&D as a percentage of revenue of 0.5% for the year ended December 31, 2016 decreased 0.3-percentage points on an actual and adjusted1 basis compared to 2015. The decrease was due primarily to lower R&D program spending and the benefits from ongoing restructuring. R&D expense of $31 million for the year ended December 31, 2016 decreased $21 million compared to the prior year period.
R&D as a percent of revenue for the year ended December 31, 2015 of 0.8% increased 0.1-percentage points on an actual and adjusted1 basis compared to 2014. R&D expense of $52 million for the year ended December 31, 2015 was $6 million higher than the prior year period driven by investments in new offerings and capabilities.
_______________

(1)	Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 10.7% for the year ended December 31, 2016, increased 0.2-percentage points compared to the prior year period. On an adjusted1 basis, SAG increased 0.3-percentage points, as benefits from restructuring and cost initiatives were more than offset by the decline in total revenues and higher expenses due to favorable prior-year compensation adjustments.
SAG of $686 million for the year ended December 31, 2016, was $13 million lower than 2015 and reflected the following:

•	$24 million decrease in selling expenses;

•	$11 million increase in general and administrative expenses; and

•	bad debt expense of $4 million was flat as compared to the prior year and less than one percent of receivables.
SAG as a percent of revenue of 10.5% for the year ended December 31, 2015, increased 1.0-percentage points as compared to 2014. On an adjusted1 basis, SAG as a percentage of revenue of 10.3% increased 0.8-percentage points from 2014. The increase was driven by revenue declines and targeted resource and other investments partially offset by productivity improvements.
SAG expenses of $699 million for the year ended December 31, 2015 were $40 million higher than the prior year period. The increase in SAG expense reflects the following:

•	$26 million increase in general and administrative expenses; and

•	$14 million increase in selling expenses.
______________

(1)	Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Restructuring and Related Costs

During the year ended December 31, 2016, we recorded net restructuring and related costs of $101 million, including $28 million of costs primarily related to professional support services associated with the implementation of the strategic transformation program. The remaining costs of $73 million included the following:

•	$67 million of severance costs related to headcount reductions of approximately 3,600 employees globally. The actions impacted several functional areas and focused on gross margin improvements;

•	$7 million for lease termination costs, primarily reflecting continued optimization of our worldwide operating locations; and

•	$12 million of asset impairment charges.
The above charges were partially offset by $13 million of net reversals for changes in estimated reserves from prior period initiatives.

During the year ended December 31, 2015, we recorded net restructuring and related costs of $159 million that included the following:

•	$20 million of severance costs related to headcount reductions of approximately 1,000 employees globally. These actions impacted several functional areas and focused on gross margin improvements;

•	$1 million for lease termination costs, primarily reflecting continued optimization of our worldwide operating locations; and

Conduent Inc. 2016 Annual Report 34

•	$146 million of asset impairment charges associated with software asset impairments resulting from the change in strategy in our Government Healthcare business in 2015.
The above charges were partially offset by $8 million of net reversals for changes in estimated reserves from prior period initiatives.
Restructuring Summary
The restructuring reserve balance as of December 31, 2016 for all programs was $21 million, of which approximately $18 million is expected to be spent over the next twelve months. In 2017, we expect to incur additional restructuring charges of approximately $75 million pre-tax.

Refer to Note 8 - Restructuring Programs and Asset Impairment Charges in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets

During the year ended December 31, 2016, we recorded $280 million of expense related to the amortization of intangible assets, which is $30 million higher than the prior year primarily due to the write-off of certain trade-names associated with prior acquisitions.
During the year ended December 31, 2015, we recorded $250 million of expense related to the amortization of intangible assets, which was flat compared to the prior year reflecting the increase in acquisitions in 2014.
Refer to Note 7 - Goodwill and Intangible assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.

Goodwill Impairment

Our Commercial Industries reporting unit experienced declining operating results in 2016, including a weak 2016 fourth quarter versus expectations. As a result and in consideration of other factors, in performing our annual impairment test during the fourth quarter of 2016, we determined that the Commercial Industries reporting unit goodwill was impaired by approximately $935 million. Refer to Note 7 - Goodwill and Intangible assets, Net in the Consolidated Financial Statements for additional information regarding the Goodwill impairment charge.

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

Related-Party Interest Expense, Net

Related-party interest expense for the year ended December 31, 2016 of $26 million was $35 million lower than the prior year primarily due to the capitalization of certain related party notes payable in 2015, as a result of the proceeds received from the sale of the ITO business.

Refer to Note 20 - Related Party Transactions and Former Parent Company Investment in the Consolidated Financial Statements for additional information.

Conduent Inc. 2016 Annual Report 35

Other Expenses, Net

	Year Ended December 31,
(in millions)	2016	2015	2014
Third-party interest expense	$14	$8	$11
Gains on sales of businesses and assets(1)	2	(1)	(1)
Currency (gains) losses, net	(2)	4	(1)
Litigation matters	40	18	38
Deferred compensation investment (gains) losses	(8)	1	(7)
Contingent consideration adjustment	(12)	—	—
All other expenses, net	—	8	5
Total Other Expenses, Net	$34	$38	$45
_______________

(1)	Excludes the loss on sale of the ITO business reported in Discontinued Operations. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information.
Third-party Interest Expense: Represents interest on senior notes and capital lease obligations.
Refer to Note 10 - Debt in the Consolidated Financial Statements for additional information regarding third-party interest expense.
Currency (Gains) Losses, Net: Currency (gains) losses, net primarily result from the re-measurement of foreign currency-denominated assets and liabilities, the cost of hedging foreign currency-denominated assets and liabilities and the mark-to-market of foreign exchange contracts utilized to hedge those foreign currency-denominated assets and liabilities.
Litigation Matters: Litigation matters reflect probable losses and reserves for various legal matters.
Refer to Note 15 - Contingencies and Litigation, in the Consolidated Financial Statements for additional information regarding litigation against the Company.
Deferred Compensation Investment (Gains) Losses: Represents (gains) losses on investments supporting certain of our deferred compensation arrangements. These gains or losses are offset by an increase or decrease in compensation expense recorded in SAG as a result of the increase or decrease in the liability associated with these arrangements.
Contingent Consideration Adjustment: Represents an adjustment for settlements related to prior years acquisition earnout.
Income Taxes

The 2016 effective tax rate was 19.9%. This rate was lower than the U.S. statutory tax rate of 35% primarily as a result of pre-tax losses in the U.S. due to the following charges: goodwill impairment, NY MMIS, restructuring and related costs, amortization of intangible assets and separation costs, including tax-related separation costs discussed below. The U.S. pre-tax losses are taxed at a higher rate than our foreign pre-tax income, which can have the effect of increasing the overall effective tax rate above the statutory tax rate. However, since only $272 million of the $935 million Goodwill impairment charge is deductible for U.S. federal income tax purposes, which results in a decreased U.S. pre-tax loss, this has made our effective tax rate lower than the statutory tax rate. On an adjusted1 basis, the 2016 effective tax rate, which excludes the tax effects of the previously noted charges, was 29.0%. This rate was lower than the U.S. statutory tax rate primarily due to the geographical mix of our earnings and differences in the tax rates at which our earnings are taxed as well as the redetermination of certain unrecognized tax positions upon conclusion of several audits.
The 2015 effective tax rate was 41.5%. This rate was higher than the U.S. statutory tax rate of 35% primarily due to our geographical mix of earnings which included pre-tax losses in the U.S. due to the following charges: restructuring and related costs, amortization of intangible assets, and the HE charge. The U.S. pre-tax losses are taxed at a higher rate than our foreign pre-tax income, which has the effect of increasing the overall effective tax rate above the statutory tax rate. On an adjusted1 basis, the 2015 effective tax rate was 31.5%, which excludes the tax effect of the previously noted charges. This rate was lower than the U.S. statutory tax rate primarily due to the geographical mix of our earnings and differences in the tax rates at which our earnings are taxed.

Conduent Inc. 2016 Annual Report 36

The 2014 effective tax rate was (240)%. This rate was lower than the U.S. statutory tax rate of 35% primarily due to our geographical mix of earnings which included pre-tax losses in the U.S. due to the following charges: amortization of intangibles, restructuring and related costs. The U.S. pre-tax losses are taxed at a higher rate than our foreign pre-tax income, which has the effect of increasing the overall effective tax rate above the statutory tax rate. On an adjusted1 basis, the 2014 effective tax rate was 28.6%, which was lower than the U.S. statutory tax rate primarily due to the redetermination of certain unrecognized tax positions and partially offset by the geographical mix of our earnings and differences in the tax rates at which our earnings are taxed.
Tax-related Separation Costs
As a result of the execution of the separation, it has been determined that approximately $37 million of the $44 million separation costs will be deducted on the 2016 U.S. federal income tax return. The remaining approximately $7 million is non-deductible.

In connection with the legal separation of the company, we have completed certain internal reorganizations of, and transactions among, our wholly-owned subsidiaries and operating activities in preparation for the legal form of separation. Although we believe that, for the most part, these reorganizations were completed in a tax-free manner, we incurred incremental income tax expense associated with certain elements of the reorganizations. Accordingly, for the year-to-date period of 2016, we recorded $10 million in connection with these internal reorganizations.
 _____________

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the adjusted effective tax rate non-GAAP financial measure.
Net Loss From Continuing Operations
Net loss from continuing operations for the year ended December 31, 2016 was $983 million, or $(4.85) per diluted share. On an adjusted1 basis, net income from continuing operations was $223 million, or $1.06 per diluted share, and reflects the adjustments for the goodwill impairment, amortization of intangible assets and restructuring and related charges.
Net loss from continuing operations for the year ended December 31, 2015 was $336 million, or $(1.65) per diluted share. On an adjusted1 basis, net income was $174 million, or $0.83 per diluted share, and included adjustments for the amortization of intangible assets, restructuring and related charges, software impairment and the HE charge.
Net income from continuing operations for the year ended December 31, 2014 was $34 million, or $0.17 per diluted share. On an adjusted1 basis, net income was $225 million, or $1.07 per diluted share, and included adjustments for the amortization of intangible assets and restructuring and related charges.
_____________

(1)	See the "Non-GAAP Financial Measures" section for a reconciliation of reported net income from continuing operations to adjusted net income.
Discontinued Operations
There were no Discontinued Operations in 2016.
Discontinued operations are primarily related to our sale of the ITO business. As previously noted, in the fourth quarter 2014, we announced an agreement to sell the ITO business to Atos SE and began reporting it as a Discontinued Operation. The sale was completed on June 30, 2015.
Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding Discontinued Operations.
Other Comprehensive Loss
Other comprehensive loss was $155 million in 2016 as compared to a loss of $52 million in 2015. The increase in loss of $103 million was primarily due to the net losses from translation adjustments related to the separation of the company from Xerox. Translation losses in 2016 were $135 million compared to losses of $60 million in 2015.
Other comprehensive loss was $52 million in 2015 as compared to a loss of $71 million in 2014. The reduction in the loss of $19 million was primarily due to the net gains from changes in defined benefit plans of $7 million in 2015 as compared to losses of $25 million in 2014. This change is largely due to an increase in discount rates in 2015 versus a decrease in discount rates in 2014 and the corresponding impact on our defined benefit obligation (decrease in 2015 versus an increase in 2014). The improvement in defined benefit plans was offset by increased

Conduent Inc. 2016 Annual Report 37

losses from translation adjustments of $16 million in 2015. Translation losses in both 2015 and 2014 reflect the weakening of our major foreign currencies as compared to the U.S. Dollar.
Worldwide Employment

Worldwide employment of approximately 96,000 as of December 31, 2016 decreased by approximately 7,800 from December 31, 2015, due primarily to lower volumes and the impact of the strategic transformation initiatives, as well as seasonal reductions, partially offset by additions from ramping new business. Worldwide employment was approximately 103,800 and 97,200 at December 2015 and 2014, respectively.
Recent Accounting Pronouncements
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.

Operations Review of Segment Revenue and Profit
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate: Commercial Industries, Healthcare and Public Sector. Revenues by segment for the three years ended December 31, 2016 were as follows:

(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2016
Commercial Industries	$2,690	42%	$59	2.2%
Healthcare	1,686	26%	159	9.4%
Public Sector	1,731	27%	223	12.9%
Other	301	5%	(245)	(81.4)%
Total	$6,408	100%	$196	3.1%

Adjusted:(1)
Other	$384	6%	$(84)	(21.9)%
Total	$6,491	100%	$357	5.5%

2015
Commercial Industries	$2,896	44%	$69	2.4%
Healthcare	1,750	26%	157	9.0%
Public Sector	1,727	26%	200	11.6%
Other	289	4%	(489)	*
Total	$6,662	100%	$(63)	(0.9)%

Adjusted:(1)
Other	$405	6%	$(100)	(24.7)%
Total	$6,778	100%	$326	4.8%

2014
Commercial Industries	$2,953	43%	$152	5.1%
Healthcare	1,743	25%	138	7.9%
Public Sector	1,767	25%	206	11.7%
Other	475	7%	(49)	(10.3)%
Total	$6,938	100%	$447	6.4%
_______________

*	Percentage not meaningful

(1)	Refer to the reconciliations table in the "Non-GAAP Financial Measures" section.

Conduent Inc. 2016 Annual Report 38

Commercial Industries Segment
Revenue 2016
Commercial Industries revenue of $2,690 million for the year ended December 31, 2016 was 42% of total revenues and decreased 7% from 2015. The decline was driven by lost business, lower volumes in our customer care offerings and reduced level of project work as a result of fewer large cases in our litigation services offering, negative impacts from currency and strategic contract exits. Partially offsetting the decline were benefits from ramping new contracts, primarily in our high-tech business area.
Segment Margin 2016
Commercial Industries segment margin of 2.2% for the year ended December 31, 2016 decreased by 0.2-percentage points from the prior year primarily due to margin pressure in our customer care services offering and reduced project work in our litigation services offering, only partially offset by cost and productivity benefits.
Revenue 2015
Commercial Industries revenue of $2,896 million for the year ended December 31, 2015 was 44% of total revenues and decreased 2% from 2014. The year-over-year decline was driven by the negative impacts from currency and price declines. The decline was partially offset by revenues from acquisitions as well as increased project-related work in our litigation services offering. In addition, within our customer care services offering, lost business was offset by ramping new contracts.
Segment Margin 2015
Commercial Industries segment margin of 2.4% for the year ended December 31, 2015, decreased by 2.7-percentage points from the prior year primarily due to margin pressure in our customer care offering, investments in sales and managerial resources to improve our operating performance over time, as well as the impacts of price declines.

Healthcare Segment
Revenue 2016
Healthcare revenue of $1,686 million for the year ended December 31, 2016, was 26% of total revenues and decreased 4% from the prior year with negligible impact from currency. The decline was driven by lost business and lower volumes in our customer care offering on the payer side, partially offset by ramping new business and moderating acquisition contribution.
Segment Margin 2016
Healthcare segment margin of 9.4% for the year ended December 31, 2016 increased 0.4-percentage points from the prior year primarily due to overall benefits from cost and productivity initiatives and from actions to improve profitability which more than offset margin pressures in our customer care service offering and the impacts of lost business and lower volumes.
Revenue 2015
Healthcare revenue of $1,750 million for the year ended December 31, 2015 was 26% of total revenues and remained flat from the prior year with a negligible impact from currency. Moderate acquisition contribution and organic growth in commercial payers offset the impacts from the loss of the Texas Medicaid contract and lower project-related work in commercial providers.
Segment Margin 2015
Healthcare segment margin of 9.0% for the year ended December 31, 2015 increased 1.1-percentage points from the prior year as improvements in Government Healthcare, including the prior year Nevada HIX impairment, more than offset margin declines on the commercial side driven in part by line of business mix and investments.

Conduent Inc. 2016 Annual Report 39

Public Sector Segment
Revenue 2016
Public Sector revenue of $1,731 million for the year ended December 31, 2016 was 27% of total revenues and was flat compared to the prior year as growth from ramping new business was offset by lower volumes and lost business in State Government Services.
Segment Margin 2016
Public Sector segment margin of 12.9% for the year ended December 31, 2016 increased 1.3-percentage points from the prior year, due to cost and productivity improvements and improved performance in our transportation offering, partially offset by the impact of lost business in state government services.
Revenue 2015
Public Sector revenue of $1,727 million for the year ended December 31, 2015 was 26% of total revenues and decreased 2% from the prior year. Negative impacts from currency and declines in federal services more than offset growth in state and transportation services.
Segment Margin 2015
Public Sector segment margin of 11.6% for the year ended December 31, 2015 decreased 0.1-percentage point from the prior year as improvements in federal and state services were more than offset by modest declines in transportation services.

Other
Revenue 2016
Other revenue of $301 million for the year ended December 31, 2016 was 5% of total revenue and decreased 5% on an adjusted1 basis compared to the prior year. The decline was driven by the continued run-off of the Student Loan business and our prior-year decision to not complete the HE implementations in California and Montana.
Segment Loss 2016
Other loss of $245 million for the year ended December 31, 2016, improved $244 million from the prior year. On an adjusted1 basis, Other loss decreased $16 million, partially offset by improvements in HE platform implementation expenses resulting from the refocusing of our Government Healthcare business in 2015 and the decision to not fully complete the HE platform implementation in California and Montana.
Revenue 2015
Other revenue of $289 million for the year ended December 31, 2015 decreased 39% from the prior year, with no impact from currency. On an adjusted1 basis, Other revenue of $405 million was 6% of total revenue and decreased 15% compared to the prior year. The decline was primarily driven by the Student Loan business run-off and the impact of our determination in the third quarter of 2015 to not fully complete the HE platform implementations in California and Montana.
Segment Loss 2015
Other loss of $489 million for the year ended December 31, 2015 increased $440 million from the prior year. On an adjusted1 basis, Other loss of $100 million increased $51 million from the prior year primarily due to higher losses in our HE platform implementations, prior to the refocusing of our Government Healthcare business, and lower profit from the declining Student Loan business.
_______________

(1)	Refer to the reconciliations table in the "Non-GAAP Financial Measures" section.
Government Healthcare
In February 2017, we determined that it is not probable that the NY MMIS project will be completed. As a result of this determination, we recorded a pre-tax charge of $161 million ($98 million after-tax). The charge included $83 million for the write-off of contract receivables which was recorded as a reduction of revenue and $78 million recorded in cost of outsourcing, including $36 million for the wind down of costs, $28 million non-cash charge for the impairment of software and $14 million for the write-off of deferred contract set-up and transition costs and other related assets and liabilities.

Conduent Inc. 2016 Annual Report 40

Our HE platform is performing to contractual standards in the states where it has been fully implemented, which include New Hampshire, Alaska and North Dakota. New Hampshire was certified by the Center for Medicare and Medicaid Services in June 2015, we are currently in the process of obtaining certification for the Alaska HE implementation, and are in the planning phase of North Dakota certification.
Metrics
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts.
Signings for the three years ended December 31, 2016 were $6.9 billion, $8.0 billion and $7.3 billion, respectively.
Signings were an estimated $6.9 billion in TCV in 2016 and declined 14% as compared to the prior year, primarily reflecting lower contribution from new business, due in part to our decision not to pursue opportunities with lower margin and return profiles, and the prior year large NY MMIS new business signing. Excluding NY MMIS, TCV declined about 8%.
Signings were an estimated $8.0 billion in TCV in 2015 and increased 8% as compared to the prior year. Growth in 2015 included a 37% increase in new business TCV, which is inclusive of larger contracts such as the Florida Tolling and NY MMIS and was partially offset by lower renewal decision opportunities.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Our 2016 renewal rate of 86% was within our target range of 85%-90%.

Signings and renewal rate reflect, in part, our decision to not pursue opportunities with lower margin and return profiles.

Capital Resources and Liquidity

As of December 31, 2016 and 2015, total cash and cash equivalents were $390 million and $140 million, respectively. There were $1,444 million outstanding borrowings under our Credit Facility and we utilized $17 million of our Revolving Credit Facility capacity to issue letters of credit at December 31, 2016. We also issued $510 million 10.5% Senior Notes due 2024. Refer to the Capital Market Activity section below for additional information.
Cash Flow Analysis

The following summarizes our cash flows for the three years ended December 31, 2016, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2016	2015	2014	2016	2015
Net cash provided by operating activities	$108	$493	$665	$(385)	$(172)
Net cash provided by (used in) investing activities	16	522	(488)	(506)	1,010
Net cash provided by (used in) financing activities	132	(1,023)	(149)	1,155	(874)
Effect of exchange rate changes on cash and cash equivalents	(6)	(11)	(8)	5	(3)
Increase (decrease) in cash and cash equivalents	250	(19)	20	269	(39)
Cash and cash equivalents at beginning of year	140	159	139	(19)	20
Cash and Cash Equivalents at End of Year	$390	$140	$159	$250	$(19)
Cash Flows from Operating Activities
Net cash provided by operating activities was $108 million for the year ended December 31, 2016. The $385 million decrease in operating cash from 2015 was primarily due to the following:

Conduent Inc. 2016 Annual Report 41

•
$12 million decrease in pre-tax income before depreciation and amortization, loss on sales of business, HE prior year charge, goodwill impairment charge, NY MMIS charge, separation-related costs and restructuring and related charges.

•	$233 million decrease due to reduced factoring and timing of collections of accounts receivable in 2016.

•	$136 million decrease reflecting settlement payments associated with our third quarter 2015 determination that we would not fully complete the HE implementations in California and Montana.

•	$82 million decrease in accounts payable and accrued compensation primarily due to the timing of payments.

•	$44 million decrease for payments for separation-related costs.

•	$39 million decrease due to the prior year source of cash in the discontinued ITO business.

•	$27 million decrease in restructuring payments as a result of increased restructuring initiatives in 2016.

•	$317 million increase due to lower net income tax payments made in 2016 as a result of receiving refunds of prior year overpayments due to a change in tax treatment of unbilled revenue..

•	$21 million increase primarily from lower spending for product software from the refocusing of our Government Healthcare business in 2015.

Net cash provided by operating activities was $493 million for the year ended December 31, 2015. The $172 million decrease in operating cash from 2014 was primarily due to the following:

•	$149 million decrease in pre-tax income before depreciation and amortization, gain on sales of businesses and assets, stock-based compensation and restructuring charges as well as the HE charge.

•	$128 million decrease from higher income tax payments primarily driven by the tax on the sale of the ITO business.

•	$105 million decrease due to the loss of cash flow associated with the ITO business, post-divestiture.

•	$167 million increase from accounts receivable primarily due to additional sales of accounts receivable under existing programs, select use of prompt pay discounts and lower revenues.

•	$36 million increase from lower spending for product software and up-front costs for outsourcing service contracts.

•	$22 million increase in accounts payable and accrued compensation primarily related to the timing our accounts payable.
Cash Flows from Investing Activities
Net cash provided by investing activities was $16 million for the year ended December 31, 2016. The $506 million decrease in cash from 2015 was primarily due to the following:

•
$992 million decrease in proceeds from sales of businesses. The first twelve months of 2016 included a $52 million payment to Atos for final post-closing adjustments associated with the 2015 ITO divestiture. 2015 included $939 million of net proceeds from the sale of the ITO business.

•	$3 million increase due to lower capital expenditures (including internal use software).

•	$196 million increase due to lower acquisitions.

•	$285 million increase in net payments on related party notes receivable.

•	$11 million increase due to payment received on deferred comp investments.

Net cash provided by investing activities was $522 million for the year ended December 31, 2015. The $1,010 million increase in cash from 2014 was primarily due to the following:

•	$923 million increase in net proceeds from the sale of businesses, primarily the ITO business. Refer to Note - 4 Divestitures, in the Consolidated Financial Statements for additional information.

•
$109 million change from acquisitions. 2015 acquisitions include RSA Medical LLC for $141 million, Intellinex LLC for $28 million, InVentive Patient Access Solutions for $15 million and Healthy Communities Institute Corporation for $13 million. 2014 acquisitions include ISG Holdings, Inc. for $225 million, Invoco Holding GmbH for $54 million, Consilience Software, Inc. for $25 million.

•	$31 million due to lower capital expenditures (including internal use software) partly due to the sale of the ITO business.

•	$59 million charge due to higher net payments on related party notes receivable.

Capital expenditures (including internal use software) in 2015 and 2014 include $42 million and $107 million, respectively, for our ITO business, which was held for sale and reported as a Discontinued Operation through June 30, 2015. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information.
Cash Flows from Financing Activities

Conduent Inc. 2016 Annual Report 42

Net cash provided by financing activities was $132 million for the year ended December 31, 2016. The $1,155 million increase in the cash from 2015 was primarily due to the following:

•	$2.1 billion increase primarily due to proceeds received on third party debt in 2016 ($1.9 billion) and payment of $250 million on Senior Notes in 2015.

•	$1.0 billion decrease due to net payments on related party notes payable.

•	$18 million decrease due to escrow related to the separation

•	$84 million increase due to net transfers from parent.

Net cash used in financing activities was $1,023 million for the year ended December 31, 2015. The $874 million increase in the use of cash from 2014 was primarily due to the following:

•	$636 million decrease due to net transfers to parent.

•
$242 million decrease from net debt activity. 2015 reflects payment of $250 million on Senior Notes and net payments of $15 million on capital leases. 2014 reflects net payments of $19 million on capital leases and net payments of $4 million on other debt.

•	$9 million decrease from contingent consideration payments for certain acquisitions in 2014.

Sales of Accounts Receivable
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have financial facilities in the U.S. and Europe that enable us to sell certain accounts receivable without recourse to third parties. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. The level of receivable sales and benefits may not be indicative of what we expect going forward as we evaluate our working capital needs.
Refer to Note 5 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information.

Capital Market Activity

Senior Notes: On December 7, 2016, Xerox Business Services, LLC (XBS) and Conduent Finance, Inc. (CFI), each a wholly owned subsidiary of the Company, issued $510 million 10.5% Senior Unsecured Notes due 2024 (the "Senior Notes"). Interest is payable semi-annually, beginning on June 15, 2017 and debt issuance costs of $17 million were deferred.
The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the existing and future domestic subsidiaries of CFI or XBS that guarantee the obligations under the Senior Credit Facilities.
Proceeds from the issuance were used to fund a portion of the transfer of cash to Xerox Corporation in connection with the Spin-Off.

Credit Facility: On December 7, 2016, we entered into a $2.2 billion senior secured credit agreement ("Credit Agreement") among the Company, its subsidiaries XBS, Affiliated Computer Services International B.V. and CFI, the lenders party and JP Morgan Chase Bank, N.A., as the administrative agent. The Credit Agreement contains Senior Secured credit facilities ("Senior Credit Facilities") consisting of:

(i)	Senior Secured Term Loan A (Term Loan A) due 2021 with an aggregate principal amount of $700 million;

(ii)	Senior Secured Term Loan B (Term Loan B) due 2023 with an aggregate principal amount of $750 million;

(iii)
Senior Revolving Credit Facility ("Revolving Credit Facility") due 2021 with an aggregate amount of $750 million. The Senior Credit Facilities includes access up to $300 million available for the issuance of letters of credit.

The net proceeds of the borrowings under the Term Loan A and B facilities were used to purchase our international subsidiaries from Xerox Corporation, to pay a distribution to Xerox Corporation and for working capital and other general corporate purposes. At December 31, 2016 we had $1,444 million outstanding borrowings under our Credit Facility and utilized $17 million or our Revolving Credit Facility capacity to issue letters of credit. Debt issuance costs of $39 million were paid and deferred.

In January 2017, we borrowed an additional $100 million on Term Loan B with proceeds used for general corporate purposes.

Conduent Inc. 2016 Annual Report 43

Refer to Note 10 - Debt in the Consolidated Financial Statements for additional information.

Financial Instruments

Refer to Note 11 - Financial Instruments in the Consolidated Financial Statements for additional information.

2017 Activity

In January we paid Xerox $161 million reflecting the settlement of the Separation.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

At December 31, 2016, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Total debt, including capital lease obligations(1)	$28	$72	$67	$79	$528	$1,223
Interest on debt(2)	103	125	123	121	118	277
Minimum operating lease commitments(3)	176	127	89	56	36	46
Defined benefit pension plans	10	—	—	—	—	—
Estimated Purchase Commitments(4)	82	75	70	37	1	26
Total	$399	$399	$349	$293	$683	$1,572
_______________

(1)	Total debt represents principal debt and capital leases. Refer to Note 10 - Debt in the Consolidated Financial Statements for additional information regarding debt.

(2)	Represents interest on debt. Refer to Note 10 - Debt in the Consolidated Financial Statements for additional information.

(3)	Refer to Note 6, Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information.

(4)
Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

Pension Benefit Plans

We sponsor defined benefit pension plans that require periodic cash contributions. Our 2016 cash contributions for these plans were $6 million. In 2017, based on current actuarial calculations, we expect to make contributions of approximately $10 million to our worldwide defined benefit pension plans.
Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2016, the unfunded and underfunded balances of our U.S. and Non-U.S. defined benefit pension plans were $37 million and $24 million, respectively, or $61 million in the aggregate.
Refer to Note 13 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and post-retirement plans.
Other Contingencies and Commitments

As more fully discussed in Note 15 - Contingencies and Litigation in the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.

Conduent Inc. 2016 Annual Report 44

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Should developments in any of these areas cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Off-Balance Sheet Arrangements

We may occasionally utilize off-balance sheet arrangements in our operations (as defined by the SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations”). We enter into the following arrangements that have off-balance sheet elements:

•
Operating leases in the normal course of business. The nature of these lease arrangements is discussed in Note 6 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements.

•
We have facilities, primarily in the U.S.and Europe that enable us to sell to third-parties certain accounts receivable without recourse. In most instances, a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related sold receivables. Refer to Note 5 - Accounts Receivables, Net in the Consolidated Financial Statements for further information regarding these facilities.

As of December 31, 2016, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the preceding table for the Company's contractual cash obligations and other commercial commitments and Note 15 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Non-GAAP Financial Measures

We have reported our financial results in accordance with U.S. generally accepted accounting principles (GAAP). In addition, we have discussed our financial results using the non-GAAP measures described below, consistent with Xerox’s historical presentation. We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it is necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related tax effects. Management believes that these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable U.S. GAAP measures and should be read only in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.

These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. A reconciliation of the Non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided below.

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2016, during the fourth quarter, we performed our annual goodwill impairment test. Following the completion of the impairment

Conduent Inc. 2016 Annual Report 45

test, we determined that we will record a non-cash goodwill impairment charge of $935 million (approximately $828 million after-tax or ($4.08 per share) in our Commercial Industries reporting unit. Subsequent to the goodwill impairment charge, the Commercial Industries reporting unit’s goodwill balance is approximately $908 million. This non-cash charge is attributable primarily to weaker than expected Commercial Industries revenues and operating profits, including in the fourth quarter of 2016. We do not expect to make any current or future cash expenditures as a result of this impairment.

We are in discussions with the State of New York regarding the status and scope of the Health Enterprise platform project, which evolved to include options to not fully complete the project. Based on those discussions, we believe it is probable that we will not fully complete the implementation of the platform in New York. As a result of these developments, we recorded a pre-tax charge of approximately $161 million (approximately $98 million after-tax or ($0.48) per share) in our fourth-quarter 2016 results reflecting estimated asset impairments, wind down costs and other impacts from this project. The charge includes approximately $115 million for the write-off of receivables and other related assets and non-cash impairment charges, with the remainder of the charge expected to be cash outflows in future quarters for wind down and related costs.

Late in the third quarter of 2015, we determined that we would not fully complete Health Enterprise Medicaid platform implementation projects in California and Montana and recorded a charge of $389 million. The charge included a $116 million reduction to revenues with the remaining $273 million recorded to cost of outsourcing.

As a result of the significant impact of the Goodwill Impairment, NY MMIS Charge and HE Charge on our reported revenues, costs and expenses as well as key metrics for the period, we discuss our 2016 and 2015 results using non-GAAP financial measures that exclude the impact of these items, as discussed below.

Adjusted Net Income (Loss), Adjusted Earnings per Share, and Adjusted Effective Tax Rate.

We make adjustments to Income (Loss) before Income Taxes for the following items, for the purpose of calculating Adjusted Net Income (Loss), Adjusted Earnings per Share, and Adjusted Effective Tax Rate.

In 2016, we adjusted Income (Loss) before Income Taxes for the Goodwill Impairment charge of $935 million recorded during the fourth quarter 2016.
Also in 2016, we adjusted Income (Loss) before Income Taxes for the New York Health Enterprise (NY MMIS) charge of $161 million recorded during the fourth quarter 2016. In 2015, we adjusted Income (Loss) before Income Taxes for the Health Enterprise (HE) charge of $389 million recorded during the third quarter 2015.

In addition to the items discussed above, for the quarter and full year ended December 31, 2016 and 2015 we Adjusted Net Income (Loss), Earnings per Share and Effective Tax Rate for the following items:

•
Amortization of intangible assets. The amortization of intangible assets is driven by acquisition activity, which can vary in size, nature and timing as compared to other companies within our industry and from period to period.

•	Restructuring and related costs. Restructuring and related costs include restructuring and asset impairment charges as well as costs associated with our strategic transformation program.

•
Separation costs. Separation costs are expenses incurred in connection with separation from Xerox Corporation into a separate, independent, publicly traded company. Separation costs primarily relate to third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies.

•
Other expenses, net, excluding third party interest expense. Other expenses, net includes losses (gains) on sales of businesses and assets, currency (gains) losses, net, litigation matters and all other expenses, net.

Adjusted Revenue, Costs and Expenses and Margin - Adjusted Operating Income. We make adjustments to Revenue, Costs and Expenses and Margin for the following items, for the purpose of calculating Adjusted Operating Income.

In 2016, we adjusted Income (Loss) before Income Taxes for the Goodwill Impairment charge of $935 million recorded during the fourth quarter 2016.

As a result of the nature and the significant impact of the NY MMIS and HE charges on our reported revenues, costs and expenses, as well as key metrics for the period, we discussed our 2016 and 2015 Adjusted Operating Income after excluding the impact of the NY MMIS and HE charges. In 2016, we Adjusted Operating Income by adjusting

Conduent Inc. 2016 Annual Report 46

Income (Loss) before Income Taxes for the fourth quarter NY MMIS charge of $161 million, which included an $83 million reduction in revenues. In 2015, we Adjusted Operating Income by adjusting Income (Loss) before Income Taxes for the third quarter HE charge of $389 million, which included a $116 million reduction in revenues.

In addition to the items discussed above, for the we adjusted Operating Income for the following items:

•	As defined above in Adjusted Net Income (Loss), Adjusted Earnings per Share, and Adjusted Effective Tax Rate:

◦	Amortization of intangible assets.

◦	Restructuring and related costs.

◦	Separation costs.

•	We also adjust Operating Income for:

◦	Related Party Interest. Includes interest payments to former parent.

◦	Other expenses, net. Including third party interest, losses (gains) on sales of businesses and assets, currency (gains) losses, net, litigation matters and all other expenses, net.

Adjusted Revenues

As a result of the nature and the significant impact of the NY MMIS and HE charges on our reported revenues, we discussed our 2016 and 2015 revenues excluding the impact of the NY MMIS and HE charges. For 2016, we reduced revenues by $83 million for NY MMIS. For the 2015, we reduced revenues by $116 million to reflect the reduction in HE revenues.

Adjusted Other Segment Revenue and Profit

As a result of the nature and the significant impact of the NY MMIS and HE charges on our Other Segment Revenue and Profit, we discuss Other Segment Revenue and Profit excluding the impact of the NY MMIS and HE charges. In 2016, we adjusted Other Segment Revenue and Profit by adjusting for the fourth quarter NY MMIS charge of $161 million, which included an $83 million reduction in revenues. In 2015, we adjusted Other Segment Revenue and Profit by adjusting for the third quarter HE charge of $389 million, which included a $116 million reduction in revenue.

Constant Currency

To better understand trends in our business, we believe that it is helpful to adjust revenue to exclude the impact of changes in the translation of foreign currencies into U.S. Dollars. We refer to this adjusted revenue as “constant currency.” Currency impact can be determined as the difference between actual growth rates and constant currency growth rates.

Non GAAP Reconciliations:
Net Income (Loss) and EPS reconciliation:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
(in millions; except per share amounts)	Net Income (Loss)	EPS	Net Income (Loss)	EPS	Net Income (Loss)	EPS
Reported from continuing operations	$(983)	$(4.85)	$(336)	$(1.65)	$34	$0.17
Adjustments:
Goodwill impairment	935		—		—
Amortization of intangible assets	280		250		250
NY MMIS	161		—		—
Restructuring and related costs	101		159		21
HE Charge	—		389		—
Separation costs	44		—		—
Other expenses, net excluding third-party interest(1)	20		30		34
Subtotal Adjustments	1,541		828		305
Less: Income tax adjustments(2)	(335)		(318)		(114)
Adjusted	$223	$1.06	$174	$0.83	$225	$1.07
Weighted average shares for adjusted EPS(3)		210,774		210,774		210,774
 ___________

(1)	Excludes third party interest expense of $14 million, $8 million and $11 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Conduent Inc. 2016 Annual Report 47

(2)	Reflects the income tax (expense) benefit of the adjustments. Refer to Effective Tax Rate reconciliation below for details.

(3)	Average shares for the calculation of adjusted EPS include shares associated with our Series A convertible preferred stock and our stock compensation plan.

Effective Tax reconciliation:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	Pre-Tax Income (loss)	Income Tax (Benefit)Expense	Effective Tax Rate	Pre-Tax Income (loss)	Income Tax (Benefit)Expense	Effective Tax Rate	Pre-Tax Income (loss)	Income Tax (Benefit)Expense	Effective Tax Rate
Reported from continuing operations	$(1,227)	$(244)	19.9%	$(574)	$(238)	41.5%	$10	$(24)	(240.0)%
Non-GAAP Adjustments(1)	1,541	335		828	318		305	114
Adjusted(2)	$314	$91	29.0%	$254	$80	31.5%	$315	$90	28.6%
 __________

(1)	Refer to Net Income (Loss) reconciliation for details of non-GAAP adjustments.

(2)
The tax impact of Adjusted Pre-tax income from continuing operations is calculated under the same accounting principles applied to the 'As Reported' Pre-tax income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income / Margin reconciliation:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	Profit (Loss)	Revenue	Margin	Profit (Loss)	Revenue	Margin	Profit (Loss)	Revenue	Margin
Reported Pre-tax (Loss) Income from Continuing Operations	$(1,227)	$6,408	(19.1)%	$(574)	$6,662	(8.6)%	$10	$6,938	0.1%
Adjustments:
Goodwill impairment	935			—			—
Amortization of intangible assets	280			250			250
NY MMIS	161	83		—			—
Restructuring and related charges	101			159			21
Separation costs	44			—			—
Related party interest	26			61			107
HE Charge	—			389	116		—
Other expenses, net	34			38			45
Adjusted Operating Income / Margin	$354	$6,491	5.5%	$323	$6,778	4.8%	$433	$6,938	6.2%

The following non-GAAP reconciliation tables adjust for the NY MMIS and HE charges. There was no impact to the year ended December 31, 2014.

Revenue Reconciliation:

	Year Ended December 31,
(in millions)	2016	2015
Revenue As Reported from Continuing Operations	$6,408	$6,662
NY MMIS	83	—
HE charge	—	116
Revenue Adjusted	$6,491	$6,778

Other Segment Revenue / Margin Reconciliation:

	Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	As Reported from Continuing Operations	NY MMIS	Adjusted	As Reported from Continuing Operations	HE Charge	Adjusted
Other Segment Revenue	$301	$83	$384	$289	$116	$405
Other Segment Loss	(245)	161	(84)	(489)	389	(100)
Other Segment Margin	n/a		(21.9)%	n/a		(24.7)%

Conduent Inc. 2016 Annual Report 48

Key Financial Ratios reconciliation:

	Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	Gross Margin	R&D as % of Revenue	SAG as % of Revenue	Gross Margin	R&D as % of Revenue	SAG as % of Revenue
As Reported from Continuing Operations	14.2%	0.5%	10.7%	10.3%	0.8%	10.5%
Adjustment:
NY MMIS charge	2.3	—	(0.1)	—	—	—
HE charge	—	—	—	5.5	—	(0.2)
Adjusted	16.5%	0.5%	10.6%	15.8%	0.8%	10.3%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from foreign currency exchange rates, which could affect operating results, financial position and cash flows. We manage our exposure to this market risk through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilized derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 11 - Financial Instruments in the Consolidated Financial Statements for additional discussion on our financial risk management.
Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2016, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2016. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2016 would have an impact on our cumulative translation adjustment portion of equity of approximately $56 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $559 million at December 31, 2016.
Interest Rate Risk Management

The consolidated weighted-average interest rates related to our total debt for 2016 approximated 2.99% for Term A due 2021, 6.81%, for Term B due 2023, 10.51% for Senior Notes due 2024 and 3.89% for Capital Lease Obligations. As of December 31, 2016, $1,487 million of our total debt of $1,997 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2016, a 10% increase in market interest rates would decrease the fair values of such financial instruments by approximately $17 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by approximately $37 million.

Conduent Inc. 2016 Annual Report 49

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Conduent Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), of comprehensive loss, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Conduent Incorporated and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
March 10, 2017

REPORTS OF MANAGEMENT
Management's Responsibility for Financial Statements
Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have free access to the Audit Committee.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

/s/ ASHOK VEMURI	/s/ BRIAN WEBB-WALSH	/s/ JAY T. CHU
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Conduent Inc. 2016 Annual Report 50

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2016	2015	2014
Revenues
Outsourcing	$6,358	$6,609	$6,884
Related party	50	53	54
Total Revenues	6,408	6,662	6,938
Costs and Expenses
Cost of outsourcing	5,462	5,937	5,758
Related party cost of services	36	40	42
Research and development	31	52	46
Selling, administrative and general	686	699	659
Restructuring and related costs	101	159	21
Amortization of intangible assets	280	250	250
Goodwill impairment	935	—	—
Separation costs	44	—	—
Related party interest	26	61	107
Other expenses, net	34	38	45
Total Costs and Expenses	7,635	7,236	6,928
(Loss) Income Before Income Taxes	(1,227)	(574)	10
Income tax benefit	(244)	(238)	(24)
(Loss) Income from Continuing Operations	(983)	(336)	34
Loss from discontinued operations, net of tax	—	(78)	(115)
Net Loss	$(983)	$(414)	$(81)

Basic Earnings (Loss) per Share:
Continuing operations	$(4.85)	$(1.65)	$0.17
Discontinued operations	—	(0.39)	(0.57)
Total Basic Earnings (Loss) per Share	$(4.85)	$(2.04)	$(0.40)
Diluted Earnings (Loss) per Share:
Continuing operations	$(4.85)	$(1.65)	$0.17
Discontinued operations	—	(0.39)	(0.57)
Total Diluted Earnings (Loss) per Share	$(4.85)	$(2.04)	$(0.40)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2016 Annual Report 51

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in millions)	2016	2015	2014
Net Loss	$(983)	$(414)	$(81)

Other Comprehensive Loss, Net(1):
Translation adjustments, net	$(135)	$(60)	$(44)
Unrealized gain (losses), net	—	1	(2)
Changes in defined benefit plans, net	(20)	7	(25)
Other Comprehensive Loss, Net	(155)	(52)	(71)

Comprehensive Loss, Net	$(1,138)	$(466)	$(152)
__________

(1)	Refer to Note 18 - Other Comprehensive Loss for gross components of Other Comprehensive Loss, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2016 Annual Report 52

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2016	2015
Assets
Cash and cash equivalents	$390	$140
Accounts receivable, net	1,286	1,246
Related party notes receivable	—	248
Other current assets	241	240
Total current assets	1,917	1,874
Land, buildings and equipment, net	283	280
Intangible assets, net	1,144	1,425
Goodwill	3,889	4,872
Other long-term assets	476	607
Total Assets	$7,709	$9,058
Liabilities and Equity
Short-term debt and current portion of long-term debt	$28	$24
Related party notes payable	—	1,132
Accounts payable	164	264
Accrued compensation and benefits costs	269	249
Unearned income	206	227
Net payable to former parent company	124	—
Other current liabilities	611	845
Total current liabilities	1,402	2,741
Long-term debt	1,913	37
Pension and other benefit liabilities	172	153
Deferred taxes	619	764
Other long-term liabilities	173	201
Total Liabilities	4,279	3,896

Commitments and contingencies (See Note 15)
Series A Convertible Preferred Stock	142	—

Common stock	2	—
Additional paid-in capital	3,812	—
Former parent company investment	—	5,343
Accumulated other comprehensive loss	(526)	(181)
Total Equity	3,288	5,162
Total Liabilities and Equity	$7,709	$9,058

Shares of common stock issued and outstanding	202,875	—
Shares of Series A convertible preferred stock issued and outstanding	120	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2016 Annual Report 53

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(983)	$(414)	$(81)
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	613	600	787
Goodwill impairment	935	—	—
Provision for receivables	4	4	3
Deferred tax benefit	(160)	(115)	(123)
Net loss on sales of businesses and assets	2	100	183
Stock-based compensation	23	19	28
Restructuring and asset impairment charges	73	159	23
Payments for restructurings	(46)	(19)	(23)
Contributions to defined benefit pension plans	(6)	(8)	(15)
(Increase) decrease in accounts receivable	(27)	239	(44)
Increase in other current and long-term assets	(90)	(86)	(168)
(Decrease) increase in accounts payable and accrued compensation	(60)	22	—
(Decrease) increase in other current and long-term liabilities	(210)	228	57
Net change in income tax assets and liabilities	39	(236)	38
Other operating, net	1	—	—
Net cash provided by operating activities	108	493	665
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment(1)	(149)	(158)	(189)
Cost of additions to internal use software	(39)	(27)	(27)
Proceeds from sale of businesses, net of adjustments	(53)	939	16
Acquisitions, net of cash acquired	(1)	(197)	(306)
Proceeds from investments	11	—	—
Net proceeds (payments) on related party notes receivable	248	(37)	22
Other investing, net	(1)	2	(4)
Net cash provided by (used in) investing activities	16	522	(488)
Cash Flows from Financing Activities:
Proceeds on long term debt, net of issuance costs(1)	1,902	28	53
Payments on debt	(32)	(293)	(76)
Net payments on related party notes payable	(1,132)	(91)	(90)
Transfers to former parent	(588)	(672)	(36)
Restricted cash - related party	(18)	—	—
Excess tax benefits from stock-based compensation	—	6	10
Other financing	—	(1)	(10)
Net cash provided by (used in) financing activities	132	(1,023)	(149)
Effect of exchange rate changes on cash and cash equivalents	(6)	(11)	(8)
Increase (decrease) in cash and cash equivalents	250	(19)	20
Cash and cash equivalents at beginning of Year	140	159	139
Cash and Cash Equivalents at End of Year	$390	$140	$159
__________

(1)
Adjusted to exclude the initiation of capital leases of $8 and $59 in 2015 and 2014, respectively as the initiation of capital leases is a non-cash activity. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2016 Annual Report 54

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	AOCL(1)	Former Parent Company Investment	Conduent Shareholders’ Equity
Balance at December 31, 2013	$—	$—	$(58)	$5,637	$5,579
Comprehensive loss, net	—	—	(71)	(81)	(152)
Net transfers to former parent	—	—	—	(16)	(16)
Balance at December 31, 2014	$—	$—	$(129)	$5,540	$5,411
Comprehensive loss, net	—	—	(52)	(414)	(466)
Net transfers from former parent	—	—	—	217	217
Balance at December 31, 2015	$—	$—	$(181)	$5,343	$5,162
Comprehensive loss, net	—	—	(155)	(983)	(1,138)
Series A preferred stock transfer	—	—	—	(142)	(142)
Capitalization of Company	2	3,812		(3,814)	—
Net transfers to former parent	—	—	(190)	(404)	(594)
Balance at December 31, 2016	$2	$3,812	$(526)	$—	$3,288
__________

(1)	AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2016 Annual Report 55

CONDUENT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Overview
On December 31, 2016, Conduent Incorporated (formerly known as the BPO business) spun-off from Xerox Corporation, pursuant to the separation agreement. The separation was completed by way of a pro rata distribution of Conduent Incorporated shares held by Xerox to Xerox’s shareholders. As a result of the spin-off, we now operate as an independent, publicly traded company on the New York Stock Exchange, under the ticker "CNDT".
Description of Business
We are a $6.4 billion global enterprise and a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end user experience. We create value for our commercial and government clients by applying our expertise, technology and innovation to help them drive customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics. Our portfolio includes industry-focused service offerings in attractive growth markets such as healthcare and transportation, as well as multi-industry service offerings such as transaction processing, customer care and payment services.

Basis of Presentation

Prior to December 31, 2016, the Combined Financial Statements of the Company were derived from the Consolidated Financial Statements and accounting records of Xerox as if the Company operated on a standalone basis during the periods presented and were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Historically, the Company consisted of the Business Processing Outsourcing Operating segment within Xerox’s reportable Services segment and did not operate as a separate, standalone company. Accordingly, Xerox had reported the financial position and the related results of operations, cash flows and changes in equity of the Company in Xerox’s Consolidated Financial Statements.

The Combined Financial Statements included the historical basis of assets, liabilities, revenues and expenses of the individual businesses of the Company, including the joint ventures and partnerships over which the Company has a controlling financial interest. The Combined Financial Statements included certain assets and liabilities that were held by Xerox that are specifically identifiable or otherwise attributable to the Company. All intercompany transactions and balances within the Company have been eliminated. Cash was managed centrally through bank accounts controlled and maintained by Xerox. Accordingly, cash and cash equivalents held by Xerox at the corporate level were not attributable to the Company for any of the periods presented. Only cash amounts specifically attributable to the Company are reflected in the Combined Balance Sheets. Transfers of cash, both to and from Xerox’s centralized cash management system, were reflected as a component of Net Parent Investment in the Combined Balance Sheets and as a financing activity on the accompanying Combined Statements of Cash Flows. Historically, the Company received or provided funding as part of Xerox’s centralized treasury program.

Third-party debt obligations of Xerox and the corresponding financing costs related to those debt obligations, specifically those that relate to senior notes, term loans, commercial paper obligations and revolving credit facilities, have not been attributed to the Company, as the Company was not the legal obligor on the debt. The only third-party debt obligations included in these Combined Financial Statements are those for which the legal obligor is the Company or a legal entity within the Company.

During the periods presented, the Company functioned as part of the larger group of companies controlled by Xerox. Accordingly, Xerox performed certain corporate overhead functions for the Company. Therefore, certain corporate costs, including compensation costs for corporate employees supporting the Company, have been allocated from

Conduent Inc. 2016 Annual Report 56

Xerox. These allocated costs are for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology, marketing and communication, internal audit and other shared services, which were not provided at the Company level. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of cost, headcount or other measures we have determined as reasonable. The Combined Financial Statements do not necessarily include all the expenses that would have been incurred or held by the Company had it been a separate, standalone company. We expect to incur additional expenses as a separate, standalone publicly-traded company. It is not practicable to estimate actual costs that would have been incurred had the Company been a separate standalone company during the periods presented. Allocations for management costs and corporate support services provided to the Company totaled $165, $170 and $175 for the three years ended December 31, 2016.

The management of the Company believes the assumptions underlying the Combined Financial Statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the Combined Financial Statements may not be indicative of the Company’s future performance, and do not necessarily include all of the actual expenses that would have been incurred by the Company and may not reflect the results of operations, financial position and cash flows of the Company had the Company been a separate, standalone company during the periods presented.

Operations of the Company are included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by Xerox, where applicable. The Company also files certain separate state and local and foreign income tax returns. Income tax expense and other income tax related information contained in the Combined Financial Statements are presented on a separate return basis as if the Company filed its own tax returns. The income taxes of the Company as presented in the Combined Financial Statements may not be indicative of the income taxes that the Company will generate in the future. In jurisdictions where the Company has been included in the tax returns filed by Xerox, any income taxes payable resulting from the related income tax provisions have been reflected in the balance sheet.
Discontinued Operations

In 2014, we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos SE (Atos). As a result of that agreement, we reported the ITO business as held for sale and a Discontinued Operation up through its date of sale on June 30, 2015. In 2014, we also completed the disposal of Truckload Management Services (TMS) which was also reported as a Discontinued Operation. All prior period results have been reclassified to conform to the presentation of these businesses as Discontinued Operations. Refer to Note 4 - Divestitures for additional information regarding Discontinued Operations.
Use of Estimates
The preparation of our Consolidated Financial Statements is in conformity with GAAP and requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our estimates are based on management's best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

Conduent Inc. 2016 Annual Report 57

The following table summarizes certain recurring type costs and expenses that require management estimates for the three years ended December 31, 2016:

	Year Ended December 31,
Expense/(Income)	2016	2015	2014
Corporate allocations(1)	$165	$170	$175
Provisions for restructuring and asset impairments - continuing operations	73	159	21
Provisions for restructuring and asset impairments - discontinued operations	—	—	2
Provision for receivables	4	4	3
Provisions for litigation and regulatory matters	40	18	38
Depreciation of buildings and equipment (2)	130	126	145
Amortization of internal use software (2)	49	51	52
Amortization of product software	61	65	58
Amortization of acquired intangible assets (2)	280	250	250
Amortization of customer contract costs (2)	93	108	122
Income tax (benefit) expense - continuing operations	(244)	(238)	(24)
Income tax expense - discontinued operations	—	81	7
__________________

(1)	Refer to Note 20 - Related Party and Former Parent Investment.

(2)
Excludes amounts related to our ITO business, which was reported as a discontinued operation through its date of sale on June 30, 2015. Refer to Note 4 - Divestitures for additional information regarding this sale.

Changes in Estimates
In the ordinary course of accounting for the items discussed above, we make changes in estimates as appropriate and as we become aware of new or revised circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.
Statement of Cash Flows Revision
During the 2016 year-end closing process, we determined that 2015 and 2014 Cash Flows from Investing Activities and Cash Flows from Financing Activities should have been $8 and $59 lower, respectively, as the initiation of capital leases is a non-cash activity. We have determined that these errors are immaterial to all prior period financial statements impacted and we have revised the applicable 2015 and 2014 Statement of Cash Flows amounts herein.
New Accounting Standards and Accounting Changes
Except for the Accounting Standard Updates (ASU's) discussed below, the new ASU's issued by the FASB during the last two years did not have any significant impact on the Company.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. The standard will be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12 Revenue Recognition - Narrow Scope Improvements and Practical Expedients. We will adopt this standard beginning January 1, 2018, and we will use the modified retrospective method. As a result of the Spin-off Transaction in 2016, we will need to complete most of our implementation activities in 2017.

Conduent Inc. 2016 Annual Report 58

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
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where current GAAP is either unclear or does not include specific guidance. This update is effective for our fiscal year beginning January 1, 2018 with early adoption permitted. We are currently evaluating the impact, if any, that the adoption of ASU 2016-15 may have on our statements of cash flows in future reporting periods.
Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We held $22 and $16 of restricted cash, currently reported in other current assets at December 31, 2016 and 2015, respectively. This update is effective for our fiscal year beginning January 1, 2018. We are currently evaluating the impact, if any, that the adoption of ASU 2016-18 may have on our statements of cash flows in future reporting periods.
Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718). This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. ASU 2016-09 is effective for our fiscal year beginning January 1, 2017.The update may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the Company's common stock at the date of vesting for share-based awards. We are currently evaluating the impact, if any, that the adoption of ASU 2016-09 may have on our consolidated financial statements in future reporting periods.
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
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets. The update impacts financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for our fiscal year beginning January 1, 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

Conduent Inc. 2016 Annual Report 59

Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for our fiscal year beginning January 1, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements, intangible assets and goodwill.
In January 2017 the FASB issued ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Goodwill Impairment Test, which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This update is effective for our fiscal year beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The adoption of this standard is not expected to have any effect on our financial condition, results of operations or cash flows. If this new accounting standard, ASU 2017-04 had been adopted as of December 31, 2016, the impairment charge for the Commercial Industries reporting unit would have been $992 versus the$935 under the current standard.
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
Accounting for Income Taxes: Balance Sheet Presentation of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This update, which simplifies the presentation of deferred income taxes, requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. As allowed by the update, we early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this update resulted in a reclassification of our net current deferred tax asset and liabilities to the net non-current deferred tax asset and liabilities in our Consolidated Balance Sheet as of December 31, 2015. Prior periods were not retrospectively adjusted. The current requirement that deferred tax liabilities and assets of a tax-paying component (jurisdiction) of an entity be offset and presented as a single amount is not affected by this update.
Interest
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, which indicated that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. We have $66 of debt issuance costs at December 31, 2016, of which $56 is reported as a reduction to Long term debt and $10 is recorded as a Long term asset. This update was effective for our fiscal year beginning January 1, 2016. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business or a major

Conduent Inc. 2016 Annual Report 60

equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update was effective prospectively for our fiscal year beginning January 1, 2015. The standard primarily involves presentation and disclosure and, therefore, did not have a material impact on our financial condition, results of operations or cash flows.
Service Concession Arrangements
In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853). This update specifies that an entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. The update was effective for our fiscal year beginning January 1, 2015. The adoption of this standard did not have a material effect on our financial condition, results of operation or cash flows.
Disclosures of Going Concern Uncertainties
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which was effective for our fiscal year ending December 31, 2016. The adoption of this standard did not have a material effect on our financial condition, results of operation or cash flows.
Other Updates
In 2016 and 2015, the FASB also issued the following Accounting Standards Updates which are not expected to have a material impact on our financial condition, results of operations or cash flows when adopted in future periods. Those updates are as follows:

•
Accounting Changes and Error Corrections (Topic 250): ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). Transition guidance included in certain issued but not yet adopted ASUs was updated to reflect this amendment.

•
Financial Instruments: ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities, which is effective for our fiscal year beginning January 1, 2018.

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

•	Business Combinations: ASU 2015-16, Accounting for Measurement Period Adjustments in a Business Combination, which was effective for our fiscal year beginning January 1, 2016.

•
Intangibles - Goodwill and Other - Internal Use Software: ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which was effective for our fiscal year beginning January 1, 2016.

•
Consolidation: ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update was effective for our fiscal year beginning January 1, 2016 with early adoption permitted, and is applied on a modified retrospective basis.

•
Income Statement: ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The standard primarily involves presentation and disclosure.

•	Derivatives and Hedging: ASU 2016-06, Contingent Put and Call Options in Debt Instruments, which is effective for our fiscal year beginning January 1, 2017 with early adoption permitted.

•
Derivatives and Hedging: ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which is effective for our fiscal year beginning January 1, 2017 with early adoption permitted.

•
Derivatives and Hedging: ASU 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which was effective for our fiscal year beginning January 1, 2016.

Conduent Inc. 2016 Annual Report 61

Summary of Accounting Policies
Revenue Recognition
We primarily generate revenue through services. Revenue is recognized when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the transaction price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until services have been provided to the customer, risk of loss has transferred to the customer, and either customer acceptance has been obtained, customer acceptance provisions have lapsed or the company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. The transaction price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.
Outsourcing Services: Revenues associated with outsourcing services are generally recognized as services are rendered, which is generally on the basis of the number of accounts or transactions processed. In service arrangements where final acceptance of a system or solution by the customer is required, revenue is deferred until all acceptance criteria have been met. Revenues on cost reimbursable contracts are recognized by applying an estimated factor to costs as incurred, determined by the contract provisions and prior experience. Revenues on unit-price contracts are recognized at the contractual selling prices as work is completed and accepted by the customer. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.
Revenues on certain fixed price contracts where we provide system development and implementation services are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using the percentage-of-completion accounting methodology. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers' systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement.
The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the period.
Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront implementation fees on a straight-line basis over the period between the initiation of the ongoing services through the end of the contract term.
In connection with our services arrangements, we incur and capitalize costs to originate these long-term contracts and to perform the migration, transition and setup activities necessary to enable us to perform under the terms of the arrangement. Certain initial direct costs of an arrangement are capitalized and amortized over the contractual service period of the arrangement to cost of services. From time to time, we also provide inducements to customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Spending associated with customer-related deferred set-up/transition and inducement costs for the three years ended December 31, 2016 were as follows:

	Year Ended December 31,
	2016	2015	2014
Set-up/transition and inducement expenditures	$63	$65	$81
The capitalized amount of customer contract costs at December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015
Capitalized customer contract costs (1)	137	170
__________

Conduent Inc. 2016 Annual Report 62

(1) The balance at December 31, 2016 of $137 is expected to be amortized over a weighted average period of approximately 8 years.
Amortization expense for the next five years and thereafter is expected to be as follows:

2017	2018	2019	2020	2021	Thereafter
$58	$29	$16	$8	$5	$21
Long-lived assets used in the fulfillment of the arrangements are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Other Revenue Recognition Policies
Multiple Element Arrangements: As described above, we enter into the following revenue arrangements that may consist of multiple deliverables including contracts for multiple types of outsourcing services, as well as professional and value-added services. For instance, we may contract for an implementation or development project and also provide services to operate the system which we implement or develop over a period of time; or we may contract to scan, manage and store customer documents.
In substantially all of our multiple element arrangements, we are able to separate the deliverables since we normally will meet both of the following criteria:

•	The delivered item(s) has value to the customer on a stand-alone basis; and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
Consideration in a multiple-element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price. When applying the relative selling price method, the selling price for each deliverable is primarily determined based on vendor-specific objective evidence (VSOE), third-party evidence (TPE), or our best estimate of the selling price. The above noted revenue policies are then applied to each separated deliverable, as applicable.

Revenue Reporting: Revenue from sales of third-party vendor products or services is recorded net of costs when the company is acting as an agent between the customer and the vendor or supplier, and gross when the company is a principal to the transaction. Postage is generally recognized on a gross basis. Several factors are considered to determine whether the company is an agent or principal, most notably whether the company is the primary obligor to the customer, or has inventory risk. Consideration is also given to whether the company adds meaningful value to the vendor’s product or service, was involved in the selection of the vendor’s product or service, has latitude in establishing the sales price or has credit risk.
Revenue-based Taxes: We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The primary revenue-based taxes are sales tax and value-added tax (VAT).
Other Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds and investments with original maturities of three months or less.
Receivable Sales
We regularly transfer certain portions of our receivable portfolios and normally account for those transfers as sales based on meeting the criteria for derecognition in accordance with ASC Topic 860 "Transfer and Servicing" of Financial Assets. Losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we sell receivables, we normally receive beneficial interests in the transferred receivables from the purchasers as part of the proceeds. Refer to Note 5 - Accounts Receivable, Net for more details on our receivable sales.

Conduent Inc. 2016 Annual Report 63

Land, Buildings and Equipment
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Significant improvements are capitalized and maintenance and repairs are expensed. Refer to Note 6 - Land, Buildings, Equipment and Software, Net for further discussion.
Software - Internal Use and Product
We capitalize direct costs associated with developing, purchasing or otherwise acquiring software for internal use and amortize these costs on a straight-line basis over the expected useful life of the software, beginning when the software is implemented (Internal Use Software). Costs incurred for upgrades and enhancements that will not result in additional functionality are expensed as incurred. Amounts expended for Internal Use Software are included in Cash Flows from Investing.
We also capitalize certain costs related to the development of software solutions to be sold to our customers upon reaching technological feasibility (Product Software). These costs are amortized on a straight-line basis over the estimated economic life of the software. Amounts expended for Product Software are included in Cash Flows from Operations. We perform periodic reviews to ensure that unamortized Product Software costs remain recoverable from estimated future operating profits (net realizable value or NRV). Costs to support or service licensed software are charged to Costs of outsourcing as incurred.
Refer to Note 6 - Land, Buildings, Equipment and Software, Net for further information.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of acquired net assets in a business combination, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Goodwill is not amortized but rather is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred.
Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a "component") if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Our reporting units are the same as our operating segments and this is the level that discrete financial information is available.
When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more-likely-than-not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (Step 1). If we perform the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (Step 2) to measure such impairment.

As required by ASC 350 Intangibles - Goodwill and Other, we annually test the Goodwill of our reporting units for impairment. For Step 1 of the test, as in prior years, we determined the fair value of our reporting units utilizing a combination of both an Income Approach and a Market Approach to calculate fair value for each reporting units equity. We then compare fair value of equity to carrying value. The Income Approach utilizes a discounted cash flow analysis based upon the forecasted future business results of our reporting units. The Market Approach utilizes the guideline public company method. We apply a two-thirds and one-third weighting to the results of the Income Approach and the Market Approach, respectively, to calculate the fair value of each reporting unit’s equity.
In 2016, based on the declining operating results of our Commercial Industries reporting unit, including in the fourth quarter, we determined to proceed to the quantitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test. Based on our quantitative assessments, we concluded that the fair value of our Commercial Industries reporting unit was less than its carrying value by approximately 53%, indicating an impairment. Accordingly, based on Step 2 of the impairment process, we recorded a pre-tax goodwill impairment charge of $935 million during the fourth quarter of 2016, which is separately presented in the Consolidated Statements of Income (Loss). Our Healthcare and Public Sector reporting units passed Step 1 of the impairment test with fair value exceeding carrying value by approximately 19% and 14%, respectively.

Conduent Inc. 2016 Annual Report 64

Other intangible assets primarily consist of assets obtained in connection with business acquisitions, including installed customer base and distribution network relationships, patents on existing technology and trademarks. We apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.
Refer to Note 7 - Goodwill and Intangible Assets, Net for further information.
Impairment of Long-Lived Assets
We review the recoverability of our long-lived assets, including buildings, equipment, internal use software, product software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on forecasted cash flows.
Pension Obligations
We sponsor various forms of defined benefit pension plans in several countries covering employees who meet eligibility requirements. We employ a delayed recognition feature in measuring the costs associated with our pension benefit plans. This requires changes in the benefit obligations and changes in the value of assets set aside to meet those obligations to be recognized not as they occur, but systematically and gradually over subsequent periods. All changes are ultimately recognized as components of net periodic benefit cost, except to the extent they may be offset by subsequent changes. At any point, changes that have been identified and quantified but not recognized as components of net periodic benefit cost, are recognized in Accumulated Other Comprehensive Loss, net of tax.
Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and asset values related to our pension plans. These factors include assumptions we make about the discount rate, expected return on plan assets, the rate of future compensation increases and mortality. In calculating the expected return on the plan asset component of our net periodic pension cost, we apply our estimate of the long-term rate of return on the plan assets that support our pension obligations.

The expected rate of return on plan assets is the long-term rate of return we expect to earn on plan assets. When estimating the expected rate of return, in addition to assessing recent performance, we consider the historical returns earned on plan assets, the rates of return expected in the future, and our investment strategy and asset mix with respect to the plans’ funds. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in financial markets and our investment strategy.
The discount rate is used to present value our future anticipated benefit obligations. The discount rate reflects the current rate at which benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating our discount rate, we consider rates of return on high-quality fixed-income investments adjusted to eliminate the effects of call provisions, as well as the expected timing of pension and other benefit payments.
Each year, the difference between the actual return on plan assets and the expected return on plan assets, as well as increases or decreases in the benefit obligation as a result of changes in the discount rate and other actuarial assumptions, are added to or subtracted from any cumulative actuarial gain or loss from prior years. This amount is the net actuarial gain or loss recognized in Accumulated other comprehensive loss. We amortize net actuarial gains and losses as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss (excluding asset gains or losses that have not been recognized in market-related value) exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets (the "corridor" method). This determination is made on a plan-by-plan basis. If amortization is required for a particular plan, we amortize the applicable net gain or loss in excess of the 10% threshold on a straight-line basis in net periodic pension cost over the remaining service period of the employees participating in that pension plan. In plans where substantially all participants are inactive, the amortization period for the excess is the average remaining life expectancy of the plan participants.
Refer to Note 13 - Employee Benefit Plans for further information regarding our Pension Benefit Obligations.

Conduent Inc. 2016 Annual Report 65

Income Taxes

Income taxes are recorded based on amounts refundable or payable and include the results of any difference between U.S. GAAP accounting and tax reporting, recorded as deferred tax assets or liabilities. We estimate deferred tax assets and liabilities based on current tax laws, regulations and rates. Changes in tax laws, regulations and rates may affect recorded deferred tax assets and liabilities in the future.

Management establishes valuation allowances on deferred tax assets when it is determined “more-likely-than-not” that some portion or all of the deferred tax assets may not be realized. Management considers positive and negative evidence in evaluating the ability of the Company to realize its deferred tax assets, including its historical results and forecasts of future ability to realize its deferred tax assets, including projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

We are subject to ongoing tax examinations and assessments in various jurisdictions. We have unrecognized tax benefits for uncertain tax positions. We follow U.S. GAAP which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results.

Refer to Note 14—Income Taxes for further discussion.
Foreign Currency Translation and Re-measurement
The functional currency for most foreign operations is the local currency. Net assets are translated at current rates of exchange and income, expense and cash flow items are translated at average exchange rates for the applicable period. The translation adjustments are recorded in Accumulated other comprehensive loss.
The U.S. Dollar is used as the functional currency for certain foreign subsidiaries that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in re-measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are recorded in Currency (gains) and losses within Other expenses, net together with other foreign currency re-measurements.
Note 2 – Segment Reporting
Our reportable segments correspond to how we organize and manage the business, as defined by our CEO who is also our Chief Operating Decision Maker, and are aligned to the industries in which our clients operate. All of our segments involve the delivery of business process services and include service arrangements where we manage a customer's business activity or process. We report our financial performance based on the following three primary reportable segments.

•	Commercial Industries

•	Healthcare

•	Public Sector
Commercial Industries: Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries (other than healthcare). Across the Commercial Industries segment, we deliver end-to-end business-to-business and business-to-customer services that enable our clients to optimize their key processes. Our multi-industry competencies include customer care, human resource management and finance and accounting services. These services are complemented by innovative industry-specific services such as personalized product information for the automotive industry; digitized source-to-pay solutions for clients in the manufacturing industry; customer experience and marketing services for clients in the retail industry; mortgage and consumer loan processing for clients in the financial services industry; and customized workforce learning solutions for clients in the aerospace industry.
Healthcare: Our Healthcare segment provides innovative industry-centric business process services and subject matter expertise to clients across the healthcare industry, including providers, payers, employers, pharmaceutical and life science companies and government agencies. We strive to enable our healthcare clients to focus on improving the patient care experience, lowering total costs and enabling better long-term health outcomes.
Public Sector: Our Public Sector segment provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance, program administration, transaction processing and payment services.

Conduent Inc. 2016 Annual Report 66

Other: Other includes our Government Health Enterprise Medicaid Platform business, where we are limiting our focus to implementing and maintaining systems for our current Health Enterprise clients, and our Student Loan business, which is in run-off. Other also includes non-allocated expenses as well as inter-segment eliminations.
Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
	Commercial Industries	Healthcare	Public Sector	Other(1)	Total
2016
Revenue	$2,622	$1,681	$1,727	$328	$6,358
Related party revenue	48	2	1	(1)	50
Inter-segment revenue	20	3	3	(26)	—
Total Segment Revenue	$2,690	$1,686	$1,731	$301	$6,408
Depreciation and amortization(2)	$117	$66	$81	$69	$333
Segment profit (loss)	59	159	223	(245)	196

2015
Revenue	$2,822	$1,746	$1,723	$318	$6,609
Related party revenue	51	2	—	—	53
Inter-segment revenue	23	2	4	(29)	—
Total Segment Revenue	$2,896	$1,750	$1,727	$289	$6,662
Depreciation and amortization(2)	$119	$64	$84	$83	$350
Segment profit (loss)	69	157	200	(489)	(63)

2014
Revenue	$2,881	$1,738	$1,763	$502	$6,884
Related party revenue	51	3	—	—	54
Inter-segment revenue	21	2	4	(27)	—
Total Segment Revenue	$2,953	$1,743	$1,767	$475	$6,938
Depreciation and amortization(2)	$126	$101	$79	$71	$377
Segment profit (loss)	152	138	206	(49)	447
____________________________

(1)
Other results for 2016 includes a charge of $161 related to our NY MMIS project. $83 was recorded as a reduction to revenue and the remainder of $78 was recorded to Cost of outsourcing. Other results for 2015 include a charge of $389 related to our Health Enterprise platform implementations in California and Montana. $116 of the charge was recorded as a reduction to revenues and the remainder of $273 was recorded to Cost of outsourcing.

(2)
Depreciation and amortization excludes amortization of intangible assets - see reconciliation below for amounts - as well as depreciation and amortization associated with Discontinued Operations. Refer to Note 4 - Divestitures for amounts.

The following is a reconciliation of segment (loss) profit to pre-tax (loss) income:

	Year Ended December 31,
Segment (Loss) Profit Reconciliation to Pre-tax (Loss) Income	2016	2015	2014
Total Segment Profit (Loss)	$196	$(63)	$447
Reconciling items:
Goodwill impairment	(935)	—	—
Amortization of intangible assets	(280)	(250)	(250)
Restructuring and related costs(1)	(101)	(159)	(21)
Related party interest	(26)	(61)	(107)
Separation costs	(44)	—	—
Business transformation costs(2)	(3)	(3)	(14)
Other expenses, net	(34)	(38)	(45)
Pre-tax (Loss) Income	$(1,227)	$(574)	$10
____________________________

(1)
Restructuring and asset impairment charges were $73, $159, and $21 for each of the three years ended December 31, 2016, 2015 and 2014, respectively and Strategic transformation costs were $28 for the year ended December 31, 2016.

Conduent Inc. 2016 Annual Report 67

(2)
Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
	2016	2015	2014	2016	2015
United States	$5,686	$5,849	$5,923	$325	$393
Europe	547	616	786	38	42
Other areas	175	197	229	73	71
Total Revenues and Long-Lived Assets	$6,408	$6,662	$6,938	$436	$506
________________

(1)	Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net and (iii) Product software, net.
Our methodology to disclose revenue on a geographic basis changed to reflect where the work is contracted. All prior years have been adjusted to reflect this change in methodology.

Note 3 – Acquisitions

2016 Acquisitions
We did not make any acquisitions in 2016.

2015 Acquisitions
In September 2015 we acquired RSA Medical LLC (RSA Medical) for approximately $141 in cash. RSA Medical is a leading provider of health assessment and risk management for members interacting with health and life insurance companies. The acquisition of RSA Medical expands our portfolio of healthcare service offerings to payers and life insurers using predictive analytics to enhance member outreach services aimed at improving overall population health. RSA Medical is included in our Healthcare segment. In 2016, we recorded accelerated amortization of intangible assets of $16 as a result of the loss of a large contract.

In September 2015, we acquired inVentive Patient Access Solutions (iPAS), an inVentiv Health company, for approximately $15 in cash. This acquisition expands our portfolio of pharmaceutical services with an offering to help pharmaceutical companies drive product adoption and support patients in minimizing and eliminating financial and reimbursement hurdles. iPAS is included in our Healthcare segment.

In May 2015, we acquired Healthy Communities Institute Corporation (HCI), for approximately $13 in cash. HCI provides a leading cloud platform that puts socioeconomic and community health information at the fingertips of hospitals, public health agencies and community coalitions. HCI is included in our Healthcare segment.
In January 2015 we acquired Intellinex LLC (Intellinex), formerly Intrepid Learning Solutions, Inc., a Seattle-based company, for $28 in cash. Intellinex provides outsourced learning services primarily in the aerospace manufacturing and technology industries. The acquisition of Intellinex solidifies our position as a leading provider of end-to-end outsourced learning services, and adds key vertical market expertise in the aerospace industry. Intellinex is included in our Commercial Industries segment.
2015 Summary
All of our 2015 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the acquired companies described above were not material to our consolidated financial statements and were included within our results from their respective acquisition dates. Our 2015 acquisitions contributed aggregate revenues of approximately $57 and $40 to our 2016 and 2015, respectively, total revenues from their respective acquisition dates. The purchase prices for all acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce. Approximately 60% of the goodwill recorded in 2015 is expected to be deductible for tax purposes.

2014 Acquisitions
In September 2014, we acquired Consilience Software, Inc. (Consilience) for approximately $25 in cash. Consilience provides case management and workflow automation software solutions to the public sector.

Conduent Inc. 2016 Annual Report 68

Consilience's proprietary Maven Case Management software system uses data and process analytics to help government agencies extract more value from their information. The intelligent case management system automates workflows for document- and labor-intensive processes and integrates previously siloed legacy systems for accelerated decision-making. Consilience is included in our Public Sector segment.
In May 2014, we acquired ISG Holdings, Inc. (ISG) for approximately $225 in cash. The acquisition of ISG enhances our Healthcare segment by providing a comprehensive workers' compensation suite of offerings to the property and casualty sector. In addition, the acquisition expands our services to property and casualty insurance carriers, third-party administrators, managed care services providers, governments and self-administered employers who require comprehensive reviews of medical bills and implementation of care management plans stemming from workers' compensation claims. ISG is included in our Healthcare segment.
In January 2014, we acquired Invoco Holding GmbH (Invoco), a German company, for approximately $54 (€40 million) in cash. The acquisition of Invoco expands our European customer care services and provides our global customers immediate access to German-language customer care services and provides Invoco's existing customers access to our broad business process outsourcing capabilities. Invoco is included on our Commercial Industries segment.
We also acquired one additional business in 2014 for $2 in cash, primarily related to customer care and software support.

2014 Summary
All of our 2014 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the acquired companies described above were not material to our consolidated financial statements and were included within our results from the respective acquisition dates. Our 2014 acquisitions contributed aggregate revenues of approximately $181, $183 and $130 to our 2016, 2015 and 2014 total revenues, respectively, from their respective acquisition dates. The purchase prices for all acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates.

Contingent Consideration
In connection with certain acquisitions, we are obligated to make contingent payments if specified contractual performance targets are achieved. Contingent consideration obligations are recorded at their respective fair value. In December 2016, we reversed approximately $12 related to a settlement of a previous years acquisition contingency. As of December 31, 2016, the maximum aggregate amount of outstanding contingent obligations to former owners of acquired entities was approximately $13, of which $11 was accrued representing the estimated fair value of this obligation.

Refer to Note 7 - Goodwill and Intangible Assets, Net for additional information regarding Acquisitions.

Note 4 – Divestitures
Information Technology Outsourcing (ITO)
In December 2014, we announced an agreement to sell our ITO business to Atos and began reporting it as a Discontinued Operation. All prior periods were accordingly revised to conform to this presentation. The sale was completed on June 30, 2015. The final sale price of approximately $940 ($930 net of cash sold) reflects closing adjustments, including an adjustment for changes in net asset values and additional proceeds for the condition of certain assets at the closing. Atos also assumed approximately $85 of capital lease obligations and pension liabilities. Net after-tax proceeds are estimated to be approximately $850, which reflects expected cash taxes as well as our transaction and transition costs associated with the disposal. The ITO business included approximately 9,600 employees in 42 countries, who were transferred to Atos upon closing.
In 2014, we recorded a net pre-tax loss of $181 related to the pending sale, reflecting the write-down of the carrying value of the ITO disposal group, inclusive of goodwill, to its estimated fair value less costs to sell. In 2015, we recorded an additional net pre-tax loss of $77 primarily at closing related to an adjustment of the sales price and related expenses associated with the disposal, as well as reserves for certain obligations and indemnifications we retained as part of the final closing negotiations. In addition, we recorded additional tax expense of $52 primarily related to the difference between the book basis and tax basis of allocated goodwill, which could only be recorded upon final disposal of the business.

Conduent Inc. 2016 Annual Report 69

In February 2016, we reached an agreement with Atos on the final adjustments to the closing balance of net assets sold as well as the settlement of certain indemnifications and recorded an additional pre-tax loss on the disposal in 2015 of $24 ($14 after-tax). The additional loss was recorded in 2015 as the financial statements had not yet been issued when the agreement was reached with Atos. We made a payment in 2016 to Atos of approximately $52, representing a $28 adjustment to the final sales price as a result of this agreement and a payment of $24 due from closing. The payment is reflected in Investing cash flows as an adjustment of the sales proceeds.
Other Discontinued Operations
In May 2014 we sold our Truckload Management Services, Inc. (TMS) business for $15 and recorded a net pre-tax loss on disposal of $1. TMS provided document capture and submission solutions as well as campaign management, media buying and digital marketing services to the long haul trucking and transportation industry.
Summarized financial information for our Discontinued Operations is as follows:

	Year Ended December 31,
	2015		2014
	ITO	Total	ITO	TMS	Total
Revenues	$619	$619	$1,320	$18	$1,338

Income (loss) from operations (1),(2)	$104	$104	$74	$—	$74
Loss on disposal	(101)	(101)	(181)	(1)	(182)
Net income (loss) before income taxes	$3	$3	$(107)	$(1)	$(108)
Income tax expense	(81)	(81)	(5)	(2)	(7)
Loss from discontinued operations, net of tax	$(78)	$(78)	$(112)	$(3)	$(115)
________________

(1)
ITO income from operations for the year ended December 31, 2015, excludes approximately $80 of depreciation and amortization expense (including $14 for intangible amortization) since the business was held for sale.

(2)	ITO Income from operations for the year ended December 31, 2014 includes approximately $160 of depreciation and amortization expense (including $27 for intangible amortization).

The following is a summary of selected financial information of the ITO business for the two years ended December 31,:

	Year Ended December 31,
	2015	2014
Expenses:
Depreciation of buildings and equipment(1)	$—	$98
Amortization of internal use software(1)	—	9
Amortization of acquired intangible assets(1)	—	27
Amortization of customer contract costs(1)	—	26
Operating lease rent expense	130	258
Defined contribution plans	4	8
Interest expense (2)	2	4

Expenditures:
Cost of additions to land, buildings and equipment	$41	$105
Cost of additions to internal use software	1	2
Customer-related deferred set-up/transition and inducement costs	10	26
________________

(1)
ITO income from operations for the year ended December 31, 2015, excludes approximately $80 of depreciation and amortization expense (including $14 for intangible amortization) since the business was held for sale.

(2)	Interest expense is related to capital lease obligations, which were assumed by the purchaser of the ITO business.

Conduent Inc. 2016 Annual Report 70

Note 5 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2016	2015
Amounts billed or billable	$1,014	$963
Unbilled amounts	279	289
Allowance for doubtful accounts	(7)	(6)
Accounts Receivable, Net	$1,286	$1,246
Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in subsequent months for current services provided are included in amounts billable, and at December 31, 2016 and 2015 were approximately $429 and $443, respectively.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivables is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements were utilized in the normal course of business as part of our cash and liquidity management. We have facilities in the U.S. and Europe that enable us to sell certain accounts receivable without recourse to third-parties. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash.
Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivables sold and derecognized from our balance sheet, zero remained as uncollected as of December 31, 2016 and $136 remained uncollected as of December 31, 2015. Accounts receivable sales were as follows:

	Year Ended December 31,
	2016	2015	2014
Accounts receivable sales	$250	$325	$343
Estimated increase (decrease) to operating cash flows(1)	(136)	58	(4)
__________

(1)
Represents the difference between current and prior year fourth quarter receivable sales adjusted for the effects of: (i) deferred proceeds, (ii) collections prior to the end of the year and (iii) currency.

Conduent Inc. 2016 Annual Report 71

Note 6 - Land, Buildings, Equipment and Software, Net

Land, buildings and equipment, net were as follows:

	Estimated Useful Lives	December 31,
	(Years)	2016	2015
Land		$10	$10
Building and building equipment	25 to 50	20	28
Leasehold improvements	Varies	236	208
Office furniture and equipment	3 to 15	719	689
Other	4 to 20	1	3
Construction in progress		54	26
Subtotal		1,040	964
Accumulated depreciation		(757)	(684)
Land, Buildings and Equipment, Net		$283	$280

Depreciation expense and operating lease rent expense were as follows:

	Year Ended December 31,
	2016	2015	2014
Depreciation expense	$130	$126	$145
Operating lease rent expense	$378	$389	$385

We lease buildings and equipment, substantially all of which are accounted for as operating leases. Certain leases were accounted for as capital leases and the remaining net book value of those assets, included in Land, Buildings and Equipment, Net were approximately $42 and $57 at December 31, 2016 and 2015, respectively.

Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2016 were as follows:

2017	2018	2019	2020	2021	Thereafter
$176	$127	$89	$56	$36	$46

Internal Use and Product Software(1)

Additions to Internal Use and Product Software as well as year-end balances for these assets were as follows:

	Year Ended December 31,
Additions to:	2016	2015	2014
Internal use software	$39	$27	$27
Product software	10	19	23

	December 31,
Capitalized Costs, Net	2016	2015
Internal use software	$115	$119
Product software	38	107

Useful lives of our internal use and product software generally vary from three to seven years.

Conduent Inc. 2016 Annual Report 72

Included within product software at December 31, 2016 and 2015 is $3 and $53, respectively, of capitalized costs associated with software system platforms developed for use in certain of our government services businesses.

During 2016 we determined that it is probable that we will not fully complete our NY MMIS project in its current form. As a result of this decision an impairment charge of approximately $28 was recorded in Cost of outsourcing. We also recorded an additional impairment charge in 2016 related to the 2015 HE charge of approximately $9 in Restructuring and asset impairment. In 2015 we decided to discontinue certain future implementations of these software system platforms, and recorded an impairment charge of $160 ($14 in Cost of outsourcing and $146 in Restructuring and asset impairments).
__________

(1)	Balances included in Other Long-term assets, refer to Note 9 - Supplementary Financial Information for additional information.

Note 7 - Goodwill and Intangible Assets, Net
Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segment:

	Commercial Industries	Healthcare	Public Sector	Total
Balance at December 31, 2014	$1,939	$1,123	$1,722	$4,784
Foreign currency translation	(30)	(9)	(18)	(57)
Acquisitions:
RSA Medical	—	107	—	107
Intellinex	19	—	—	19
Consilience	—	12	—	12
Reclassifications(1)	(61)	61	—	—
Other	—	7	—	7
Balance at December 31, 2015	$1,867	$1,301	$1,704	$4,872
Foreign currency translation	(22)	(8)	(14)	(44)
Acquisitions: RSA Medical	—	(2)	—	(2)
Disposition: Nuova Karel Solutions	(2)	—	—	(2)
Impairment	(935)	—	—	(935)
Balance at December 31, 2016	$908	$1,291	$1,690	$3,889
___________

(1)	Represents the reclassification of certain Healthcare contracts from our Commercial Industries segment to our Healthcare segment.

2016 Impairment Charge

As required by ASC 350 Intangibles - Goodwill and Other, we annually test the goodwill of our reporting units for impairment. For Step 1 of the test, as in prior years, we determined the fair value of our reporting units utilizing a combination of both an Income Approach and a Market Approach to calculate fair value for each reporting unit. We then compare the fair value of each reporting unit to its carrying value. The Income Approach utilizes a discounted cash flow analysis based upon the forecasted future business results of our reporting units. The Market Approach utilizes the guideline public company method. We apply a two-thirds and one-third weighting to the results of the Income Approach and the Market Approach, respectively, to calculate the fair value of each reporting unit’s equity.
In 2016, based on the declining operating results of our Commercial Industries reporting unit, including a weak fourth quarter, we determined to proceed to the quantitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test. Based on our quantitative assessments, we concluded that the fair value of our Commercial Industries reporting unit was less than its carrying value by approximately 53%, indicating an impairment. Accordingly, based on Step 2 of the impairment process, we recorded a pre-tax goodwill impairment charge of $935 during the fourth quarter of 2016, which is separately presented in the Consolidated Statements of Income (Loss). After the charge, the goodwill of the Commercial Industries reporting unit approximates fair value. Our Healthcare and Public Sector reporting units passed Step 1 of the impairment test with fair value exceeding carrying value by approximately 19% and 14%, respectively.

Conduent Inc. 2016 Annual Report 73

Intangible Assets, Net

Net intangible assets were $1,144 at December 31, 2016 of which $458, $264 and $422 relate to our Commercial Industries, Healthcare and Public Sector segments, respectively. Intangible assets were comprised of the following:

		December 31, 2016			December 31, 2015
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 years	$2,924	$1,788	$1,136	$2,927	$1,528	$1,399
Trademarks	9 years	—	—	—	22	4	18
Technology, patents and non-compete	4 years	11	3	8	13	5	8
Total Intangible Assets		$2,935	$1,791	$1,144	$2,962	$1,537	$1,425
Amortization expense related to intangible assets was $280, $250, and $250 for the years ended December 31, 2016, 2015 and 2014, respectively. 2016 included $14 of accelerated amortization of Trademarks related to our re-branding to Conduent and $16 related to the accelerated amortization of RSA due to the loss of a large customer in customer relationships. Excluding the impact of additional acquisitions, amortization expense is expected to approximate $243 in 2017, $242 in 2018, $241 in 2019, $238 in 2020 and $136 in 2021.

Note 8 – Restructuring Programs and Asset Impairment Charges
We engage in a series of restructuring programs related to downsizing our employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce our cost structure and improve productivity. These initiatives primarily consist of severance actions and impact all major geographies and segments. Management continues to evaluate our business, therefore, in future years, there may be additional provisions for new plan initiatives as well as changes in previously recorded estimates as payments are made or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for those assets sold, abandoned or made obsolete as a result of these programs.
Costs associated with restructuring, including employee severance and lease termination costs are generally recognized when it has been determined that a liability has been incurred, which is generally upon communication to the affected employees or exit from the leased facility. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize employee severance costs when they are both probable and reasonably estimable.

Conduent Inc. 2016 Annual Report 74

A summary of our restructuring program activity during the three years ended December 31, 2016 is as follows:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(1)	Total
Balance at December 31, 2013	$14	$3	$—	$17
Restructuring provision	28	2	2	32
Reversals of prior accruals	(10)	(1)	—	(11)
Net current period charges - continuing operations(2)	18	1	2	21
Discontinued operations(3)	2	—	—	2
Total Net Current Period Charges	20	1	2	23
Charges against reserve and currency	(26)	(1)	(2)	(29)
Balance at December 31, 2014	8	3	—	11
Restructuring provision	20	1	146	167
Reversals of prior accruals	(6)	(2)	—	(8)
Net current period charges - continuing operations(2)	14	(1)	146	159
Charges against reserve and currency	(18)	(2)	(146)	(166)
Balance at December 31, 2015	4	—	—	4
Restructuring provision	67	7	12	86
Reversals of prior accruals	(13)	—	—	(13)
Net current period charges - continuing operations(2)	54	7	12	73
Charges against reserve and currency	(43)	(2)	(11)	(56)
Balance at December 31, 2016	$15	$5	$1	$21
 ________________

(1)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.

(2)	Represents amount recognized within the Consolidated Statements of Income for the years shown.

(3)	Refer to Note 4 - Divestitures for additional information regarding Discontinued Operations.

We also recorded costs related to professional support services associated with the implementation of the strategic transformation program of $28 during the year ended December 31, 2016.The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2016	2015	2014
Charges against reserve	$(56)	$(166)	$(29)
Asset impairments	11	146	2
Effects of foreign currency and other non-cash items	(1)	1	4
Restructuring Cash Payments	$(46)	$(19)	$(23)
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Year Ended December 31,
	2016	2015	2014
Commercial Industries	$41	$8	$11
Healthcare	19	3	4
Public Sector	9	2	4
Other(1)	4	146	2
Total Net Restructuring Charges	$73	$159	$21
 ________________

(1)	Refer to Note 6 - Land, Buildings, Equipment and Software, Net for additional information regarding the asset impairment in 2015.

Conduent Inc. 2016 Annual Report 75

Note 9 - Supplementary Financial Information

The components of Other assets and liabilities were as follows:

	December 31,
	2016	2015
Other Current Assets
Prepaid/deferred costs	$87	$92
Income taxes receivable	14	10
Value-added tax (VAT) receivable	18	16
Restricted cash	22	16
Inventories(1)	41	41
Advances and deposits	29	28
Other	30	37
Total Other Current Assets	$241	$240
Other Current Liabilities
Income taxes payable	$5	$9
Other taxes payable	14	21
Consulting payable	12	11
Restructuring reserves	18	4
Legal settlements	78	57
Acquisition reserves	2	9
Due to customers	13	19
Software and hardware accruals	20	35
Servicer liabilities	—	10
Due to Atos(2)	—	52
Health Enterprise settlement	48	216
NY MMIS wind down cost accrual	46	—
Other	355	402
Total Other Current Liabilities	$611	$845
Other Long-term Assets
Deferred taxes	$14	$13
Income taxes receivable	17	—
Prepaid pension costs	—	9
Internal use software, net	115	119
Product software, net	38	107
Customer contract costs, net	137	170
Deferred compensation plan investments	109	113
Unbilled contract receivables	14	53
Other	32	23
Total Other Long-term Assets	$476	$607
Other Long-term Liabilities
Income taxes payable	17	24
Unearned income	74	100
Other	82	77
Total Other Long-term Liabilities	$173	$201
__________

(1)	Represents Finished goods inventory.

(2)	Refer to Note 4 - Divestitures for additional information.

Conduent Inc. 2016 Annual Report 76

Restricted Cash

As more fully discussed in Note 5 - Accounts Receivable, Net, we continue to service the receivables sold under most of our receivable sale agreements. As servicer, we may collect cash related to sold receivables prior to year-end that will be remitted to the purchaser the following year. Since we are acting on behalf of the purchaser in our capacity as servicer, such cash collected is reported as restricted cash. Restricted cash amounts are classified in our Consolidated Balance Sheets based on when the cash will be contractually or judicially released.

Restricted cash amounts were as follows:

	December 31,
	2016	2015
Escrow and cash collections related to receivable sales	$—	$10
Restricted cash - related party[1]	18	—
Other restricted cash	4	6
Total Restricted Cash	$22	$16
__________

(1)
Represents restricted cash associated with former parent guarantees of our contractual performance. Amounts will be held in escrow until the parent guarantees have been removed from the underlying customer, vendor or lease contracts.

NY MMIS and Health Enterprise

Due to a number of factors with the implementation of the Health Enterprise platform in New York ("NY MMIS"), we believe that it is probable that we will not fully complete the implementation; therefore, in the fourth quarter of 2016, we recorded a charge of approximately $161 reflecting estimated asset impairments, wind down costs and other impacts from this project. The charge included $83 for write-off of contract receivables, $28 related to the non-cash impairment of software, $14 for the write-off of customer contract costs and $36 for other related assets and liabilities. The balance of wind down costs of $46 expected to be cash outflows in future quarters.
Late in third quarter 2015, discussions took place with our Medicaid clients in California and Montana regarding the status and scope of our current Health Enterprise platform projects in those states. Based on those discussions, we determined that we would not fully complete the implementation of the platform in these states.
As a result of the determination that we would not complete these platform implementations, we recorded a pre-tax charge of $389 reflecting write-offs and estimated settlement costs as well as other impacts from this determination. The charge included $116 for the write-off of contract receivables (primarily non-current), $34 related to the non-cash impairment of the Health Enterprise software and deferred contract set-up and transition costs and $23 for other related assets and liabilities. The balance of settlement costs, including payments to subcontractors, was $48 at December 31, 2016, and is expected to be cash outflows in future quarters.

Note 10 – Debt
Short-term borrowings were as follows:

	December 31,
	2016	2015
Related party notes payable(1)	$—	$1,132
Current maturities of long-term debt	28	24
Total Short-term Debt	$28	$1,156
_____________

(1)	Refer to Note 20 - Related Party Transactions and Former Parent Company Investment for additional information.

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in our Consolidated Statements of Income.

Conduent Inc. 2016 Annual Report 77

Long-term debt was as follows:

		December 31,
	Weighted Average Interest Rates at December 31, 2016(1)	2016	2015

Term loan A due 2021	2.99%	$694	$—
Term loan B due 2023	6.81%	750	—
Senior notes due 2024	10.51%	510	—
Capital lease obligations	3.89%	43	61
Principal Debt Balance		$1,997	$61
Debt issuance costs and unamortized discounts		(56)	—
Less: current maturities		(28)	(24)
Total Long-term Debt		$1,913	$37
 ____________

(1)	Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2017(1)	2018	2019	2020	2021	Thereafter	Total
$28	$72	$67	$79	$528	$1,223	$1,997
 _____________

(1)	Quarterly long-term debt maturities for 2017 are $7, $7, $7 and $7 for the first, second, third and fourth quarters, respectively.

Credit Facility

On December 7, 2016, we entered into a $2.2 billion senior secured credit agreement (Credit Agreement) among the Company, its subsidiaries Xerox Business Services, LLC (XBS), Affiliated Computer Services International B.V. and Conduent Finance, Inc. (CFI), the lenders party and JP Morgan Chase Bank, N.A., as the administrative agent. The Credit Agreement contains senior secured credit facilities (Senior Credit Facilities) consisting of:

(i)	Senior Secured Term Loan A (Term Loan A) due 2021 with an aggregate principal amount of $700;

(ii)	Senior Secured Term Loan B (Term Loan B) due 2023 with an aggregate principal amount of $750;

(iii)	Senior Revolving Credit Facility (Revolving Credit Facility) due 2021 with an aggregate available amount of $750 including a sublimit for up to $300 available for the issuance of letters of credit.

Borrowings under the Term Loan A Facility and the Revolving Credit Facility will bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 1.00% and 1.50% or the sum of a Eurocurrency rate plus an applicable rate ranging from 2.00% to 2.50%, with either such margin varying according to the total net leverage ratio of XBS. Borrowing under Term Loan B Facility will bear interest at a rate equal to the sum of a base rate plus 4.5%, or the sum of a Eurocurrency rate plus 5.5%. XBS is required to pay a quarterly commitment fee under the Revolving Credit Facility at a rate ranging from 0.35% to 0.40% per annum, with such rate varying according to the total net leverage ratio of XBS and the actual daily unused portion of the commitments during the applicable quarter. XBS is also required to pay a fee equal to the adjusted LIBOR on the aggregate face amount of outstanding letters of credit under the Revolving Credit Facility.

The Credit Agreement permits us to incur incremental term loan borrowings and /or increase commitments under the Revolving Credit Facility, subject to certain limitations and satisfaction of certain conditions, in an aggregate amount not to exceed (i) $300 plus, (ii) if the senior secured net leverage ratio of XBS and its subsidiaries does not exceed 2.25 to 1.00 on a pro forma basis (without giving effect to any incurrence under clause (i) that is incurred substantially simultaneously with amounts incurred under clause (ii)), an unlimited amount.

All obligations under the Senior Credit Facilities are unconditionally guaranteed by the Company, XBS, CFI and the existing and future direct and indirect wholly owned domestic subsidiaries of XBS (subject to certain exceptions). All obligations under the Senior Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of XBS and the guarantors under the Senior Credit Facilities (other than the Company and CFI), including a first-priority pledge of all the capital stock of XBS and the subsidiaries of XBS directly held by XBS or the guarantors (other than the Company and CFI) under the Senior

Conduent Inc. 2016 Annual Report 78

Credit Facilities (which pledge, in the case of any foreign subsidiary, will be limited to 65% of the capital stock of any first-tier foreign subsidiary).

The Credit Facility contains certain customary affirmative and negative covenants, restrictions and events of default. XBS is required to maintain a total net leverage ratio not to exceed 4.25 to 1.00 (a quarterly test) for each quarter through September 30, 2018 and 3.75 to 1.00 for each quarter thereafter.

The net proceeds of the borrowings under the Term Loan A of $700 (approximately $278 borrowed in Euros) and Term Loan B of $750, were used to purchase our international subsidiaries from Xerox Corporation, to pay a distribution to Xerox Corporation and for working capital and other general corporate purposes. At December 31, 2016 we had $1,444 outstanding borrowings under our Credit Facility and had utilized $17 of our Revolving Credit Facility capacity to issue letters of credit. Discounts and debt issuance costs of $39 were deferred.
Senior Notes
On December 7, 2016, XBS and CFI, each a wholly owned subsidiary of the Company, issued $510 Senior Unsecured Notes due 2024 bearing interest at 10.5% (the "Senior Notes"). Interest is payable semi-annually, beginning on June 15, 2017. Discounts and debt issuance costs of $17 were deferred.
At the option of the Issuers, the Senior Notes are redeemable in whole or in part, at any time prior to December 15, 2020, at a price equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. The Issuers may also redeem the Senior Notes, in whole or in part, at any time on or after December 15, 2020, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to but excluding the redemption date. Additionally, at any time prior to December 15, 2019, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from certain equity offerings at a price equal to 110.50% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the existing and future domestic subsidiaries of CFI or XBS that guarantee the obligations under the Senior Credit Facilities.
Proceeds from the issuance were used to fund a portion of the transfer of cash to Xerox Corporation in connection with the Spin-Off.

Interest
Interest paid on our short-term and long-term debt amounted to $6, $9 and $13 for the years ended December 31, 2016, 2015 and 2014, respectively.

Interest expense and interest income was as follows:

	Year Ended December 31,
	2016	2015	2014
Interest expense	$14	$8	$11
Interest income	3	3	1

Conduent Inc. 2016 Annual Report 79

Note 11 – Financial Instruments
We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts to manage foreign currency exposures. Our primary foreign currency market exposures include the Philippine Peso, Indian Rupee and Mexican Peso. The fair market values of all our derivative contracts change with fluctuations in interest rates or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
We do not believe there is significant risk of loss in the event of non-performance by the counterparty associated with our derivative instruments because these transactions are executed with a major financial institution. Further, our policy is to deal only with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Summary of Foreign Exchange Hedging Positions
At December 31, 2016, we had outstanding forward exchange with gross notional values of $139, which is typical of the amounts that are normally outstanding at any point during the year.
Approximately 61% of these contracts mature within three months, 15% in three to six months, 18% in six to twelve months and less than 6% in greater than 12 months.

The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2016:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Philippine Peso/U.S. Dollar	$52	$(1)
Indian Rupee/U.S. Dollar	33	—
Mexican Peso/U.S. Dollar	18	(1)
Euro/U.S. Dollar	10	—
All Other	26	—
Total Foreign Exchange Hedging	$139	$(2)
____________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2016.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated expenses. The net liability fair value of these contracts were $3 and $3 as of December 31, 2016 and December 31, 2015, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2016	2015
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current liabilities	$(3)	$(3)
Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$—

Conduent Inc. 2016 Annual Report 80

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Cash Flow Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
	2016	2015	2014		2016	2015	2014
Foreign exchange contracts – forwards	$(2)	$(4)	$—	Cost of outsourcing	$(2)	$(5)	$3
No amount of ineffectiveness was recorded in the Consolidated Statements of Income (Loss) for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of December 31, 2016, net after-tax losses of $1 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Losses
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of losses on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Loss	2016	2015	2014
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$1	$3	$2
During each of the three years ended December 31, 2016, 2015 and 2014, we recorded Currency gains (losses), net of $1, $(4) and $1, respectively. Currency gains (losses), net, includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Note 12 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2016	2015
Assets:
Foreign exchange contracts - forwards	$1	$—
Deferred compensation investments in cash surrender life insurance	99	92
Deferred compensation investments in mutual funds	10	21
Total	$110	$113
Liabilities:
Foreign exchange contracts - forwards	$3	$3
Deferred compensation plan liabilities	113	110
Total	$116	$113

Conduent Inc. 2016 Annual Report 81

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
Summary of Other Financial Assets and Liabilities Fair Value Measured on a Nonrecurring Basis
The estimated fair values of our other financial assets and liabilities fair value measured on a nonrecurring basis were as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$390	$390	$140	$140
Restricted cash - related party	18	18	—	—
Accounts receivable, net	1,286	1,286	1,246	1,246
Short-term debt	28	28	24	24
Long-term debt	1,913	1,933	37	37
The fair value amounts for Cash and cash equivalents, Restricted cash - related party and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2). The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.
The fair value of the Goodwill impairment charge of $935 recorded in 2016, was estimated based on a determination of the implied fair value of goodwill, leveraging discounted cash flows (Level 3). Refer to Note 7 - Goodwill and Intangible Assets for additional information regarding this impairment.

Note 13 – Employee Benefit Plans
Our defined benefit pension plans are primarily associated with certain employees in our Human Resources and Consulting business located in the U.S., Canada and the United Kingdom (U.K.). Prior to an amendment to freeze future service benefits, these defined benefit pension plans had provided benefits for participating employees based on years of service and average compensation for a specified period before retirement (see Plan Amendment below for further information).

Certain of our employees participate in post-employment medical plans. These plans are not material to our results of operations or financial position and are not included in the disclosures below.

Conduent Inc. 2016 Annual Report 82

December 31 is the measurement date for all of our defined benefit pension plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation, January 1	$74	$74	$157	$177
Service cost	—	—	2	3
Interest cost	3	3	5	6
Actuarial (gain) loss	13	(2)	27	(13)
Currency exchange rate changes	—	—	(19)	(14)
Benefits paid/settlements	(1)	(1)	(8)	(5)
Other	—	—	—	3
Benefit Obligation, December 31	$89	$74	$164	$157

Change in Plan Assets:
Fair value of plan assets, January 1	$47	$45	$150	$158
Actual return on plan assets	2	(2)	15	3
Employer contribution	4	4	2	4
Currency exchange rate changes	—	—	(19)	(12)
Benefits paid/settlements	(1)	(1)	(8)	(5)
Other	—	1	—	2
Fair Value of Plan Assets, December 31	$52	$47	$140	$150

Net Funded Status at December 31(1)	$(37)	$(27)	$(24)	$(7)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$—	$9
Accrued compensation and benefit costs	—	—	(2)	(1)
Pension and other benefit liabilities	(37)	(27)	(22)	(15)
Net Amounts Recognized	$(37)	$(27)	$(24)	$(7)
  _______________

(1)	Includes under-funded and un-funded plans.

Benefit plans pre-tax amounts recognized in Accumulated other comprehensive loss (AOCL) at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Net actuarial loss	$31	$18	$42	$29
Accumulated Benefit Obligation	$89	$74	$157	$154

Conduent Inc. 2016 Annual Report 83

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2016			December 31, 2015
	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets
Underfunded Plans:
U.S.	$89	$89	$52	$74	$74	$46
Non U.S.	162	156	140	50	48	36

Unfunded Plans:
Non U.S.	2	1	—	2	1	—

Total Underfunded and Unfunded Plans:
U.S.	$89	$89	$52	$74	$74	$46
Non U.S.	164	157	140	52	49	36
Total	$253	$246	$192	$126	$123	$82

Our pension plan assets and benefit obligations at December 31, 2016 were as follows:

	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S.	$52	$89	$(37)
U.K.	98	107	(9)
Canada	39	49	(10)
Other	3	8	(5)
Total	$192	$253	$(61)
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Costs:
Service cost	$—	$—	$5	$2	$3	$6
Interest cost	3	3	3	5	6	7
Expected return on plan assets	(4)	(4)	(3)	(8)	(9)	(10)
Recognized net actuarial loss	—	—	—	1	2	—
Defined Benefit Plans	(1)	(1)	5	—	2	3
Defined contribution plans	28	28	27	7	6	4
Net Periodic Benefit Cost	27	27	32	7	8	7

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial (gain) loss	13	4	9	18	(9)	34
Amortization of net actuarial loss	—	—	—	(1)	(2)	—
Total Recognized in Other Comprehensive Income	13	4	9	17	(11)	34
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$40	$31	$41	$24	$(3)	$41

The net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is $2.

Conduent Inc. 2016 Annual Report 84

Plan Amendments
Pension Plan Freezes
In 2015, we amended several of our major defined benefit pension plans to freeze current benefits and eliminate benefits accruals for future service, including our plans in the U.S., Canada and the U.K. The freeze of current benefits is the primary driver of the reduction in pension service costs since 2015. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service.
Plan Assets
Current Allocation
As of the 2016 and 2015 measurement dates, the global pension plan assets were $192 and $197, respectively. These assets were invested among several asset classes.

The following tables presents the defined benefit plans assets measured at fair value and the basis for that measurement:

	December 31, 2016
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$3	$—	$—	$3	6%	$—	$—	$—	$—	—%
Equity Securities	9	24	—	33	63%	—	61	—	61	44%
Fixed Income Securities	10	6	—	16	31%	—	60	—	60	43%
Other	—	—	—	—	—%	—	11	8	19	13%
Total Fair Value of Plan Assets	$22	$30	$—	$52	100%	$—	$132	$8	$140	100%

	December 31, 2015
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$3	$—	$—	$3	6%	$1	$—	$—	$1	1%
Equity Securities	17	8	—	25	53%	—	61	—	61	40%
Fixed Income Securities	—	19	—	19	41%	—	73	—	73	49%
Other	—	—	—	—	—%	—	4	11	15	10%
Total Fair Value of Plan Assets	$20	$27	$—	$47	100%	$1	$138	$11	$150	100%

Valuation Method
Our primary Level 3 assets are Real Estate and Guaranteed Investment Contract investments which are individually immaterial. The fair value of our real estate investment funds are based on the Net Asset Value (NAV) of our ownership interest in the funds. NAV information is received from the investment advisers and is primarily derived from third-party real estate appraisals for the properties owned. The fair value for our Guaranteed Investment Contract investments have been determined based on the higher of the surrender value of the contract or the present value of the cash flow of the related pension obligations. The valuation techniques and inputs for our Level 3 assets have been consistently applied for all periods presented.
Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	55%	41%	55%	55%
Fixed income investments	25%	45%	25%	36%
Real estate	—%	4%	—%	4%
Other	20%	10%	20%	5%
Total Investment Strategy	100%	100%	100%	100%

Conduent Inc. 2016 Annual Report 85

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in long-term plan liabilities. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate, are used to improve portfolio diversification. Derivatives may be used to hedge market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and quarterly investment portfolio reviews.
Contributions
In 2016, we made cash contributions of $6 ($4 U.S. and $2 Non-U.S.) to our defined benefit pension plans.
In 2017, based on current actuarial calculations, we expect to make contributions of approximately $10 ($4 U.S. and $6 non-U.S.) to our defined benefit pension plans.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total
2017	$1	$4	$5
2018	2	4	6
2019	2	4	6
2020	2	4	6
2021	2	5	7
Years 2022-2025	16	27	43
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.2%	3.2%	4.3%	3.9%	4.0%	3.4%
Rate of compensation increase	—%	1.0%	—%	1.0%	—%	1.1%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2017		2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.2%	3.9%	4.3%	3.9%	4.0%	3.4%	4.9%	4.4%
Expected return on plan assets	7.8%	5.7%	7.8%	5.7%	7.8%	5.8%	7.8%	6.6%
Rate of compensation increase	—%	1.0%	—%	1.0%	—%	1.1%	3.0%	3.5%

Conduent Inc. 2016 Annual Report 86

Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals (see "Plan Amendments" for additional information) were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $35 in 2016, $34 in 2015 and $31 in 2014.

Note 14 - Income Taxes

Prior to the Separation, Conduent’s operating results were included in Xerox Corporation's various consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings. For the purposes of the Company’s Consolidated and Combined Financial Statements for periods prior to the Separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Xerox. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for fiscal 2016 and prior.
(Loss) income before income taxes (pre-tax (loss) income) was as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic (loss) income	$(1,329)	$(654)	$(45)
Foreign (loss) income	102	80	55
(Loss) Income Before Income Taxes	$(1,227)	$(574)	$10

(Benefit) provision for income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
Federal Income Taxes
Current	$(116)	$(130)	$59
Deferred	(132)	(99)	(108)
Foreign Income Taxes
Current	31	24	26
Deferred	(3)	6	1
State Income Taxes
Current	1	(17)	14
Deferred	(25)	(22)	(16)
Total Benefit	$(244)	$(238)	$(24)

Conduent Inc. 2016 Annual Report 87

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Nondeductible expenses(1)	(19.0)%	(1.3)%	81.0%
Effect of tax law changes	—%	0.9%	(51.6)%
Change in valuation allowance for deferred tax assets	0.1%	(1.0)%	35.3%
State taxes, net of federal benefit	1.8%	4.2%	42.0%
Audit and other tax return adjustments	1.4%	0.1%	(87.5)%
Tax-exempt income, credits and incentives	0.7%	0.7%	(63.9)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(2)	0.7%	2.4%	(228.8)%
Other	(0.8)%	0.5%	(1.5)%
Effective Income Tax Rate	19.9%	41.5%	(240.0)%
 ____________

(1)	In 2016, Nondeductible expenses primarily related to the nondeductible portion of the book goodwill impairment charge.

(2)	The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.

On a consolidated basis, we paid/(received) a total of $(123), $194 and $66 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2016, respectively.

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2016	2015	2014
Pre-tax income	$(244)	$(238)	$(24)
Discontinued operations(1)	—	81	7
Common shareholders' equity:
Changes in defined benefit plans	8	2	(11)
Stock option and incentive plans, net	—	(6)	(10)
Cash flow hedges	—	—	(1)
Total Income Tax Benefit	$(236)	$(161)	$(39)
_____________

(1)	Refer to Note 4 - Divestitures for additional information regarding discontinued operations.
Unrecognized Tax Benefits and Audit Resolutions

We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Each period we assess uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Where we have determined that our tax return filing position does not satisfy the more-likely-than-not recognition threshold, we have recorded no tax benefits.
We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2016, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Conduent Inc. 2016 Annual Report 88

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Balance at January 1	$24	$32	$41
Additions related to current year	1	3	5
Additions related to prior years positions	—	—	1
Reductions related to prior years positions	(5)	(10)	(13)
Settlements with taxing authorities(1)	(5)	—	(2)
Currency	(1)	(1)	—
Balance at December 31	$14	$24	$32
 _______________

(1)	2016 settlement results in $(5) cash paid; 2014 settlement of $(2) results in no cash paid.
Included in the balances at December 31, 2016, 2015 and 2014 are $0, $8 and $10, respectively, of tax positions that are highly certain of realization but for which there is uncertainty about the timing. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate. In addition, for other uncertain tax positions, we maintain offsetting benefits from other jurisdictions of $16, $14 and $16, at December 31, 2016, 2015 and 2014, respectively.
We recognized interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements within income tax expense. We had $6, $14 and $14 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2016, 2015 and 2014, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2005. With respect to our major foreign jurisdictions, the years remain open generally back to 2006.

Deferred Income Taxes

The Company is in the position of having tax basis in excess of book basis in its U.S. investment in foreign subsidiaries. Nonetheless, the Company is indefinitely reinvested in its foreign subsidiaries which have undistributed earnings of $460. Despite having tax basis in excess of book basis in these foreign subsidiaries for which deferred taxes have not been provided, the repatriation of these earnings could give rise to a U.S. tax liability. Calculating the tax that would be due upon repatriation is not practical at this time.

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2016	2015
Deferred Tax Assets
Net operating losses	$42	$71
Operating reserves, accruals and deferrals	155	184
Deferred compensation	101	83
Pension	18	11
Other	44	65
Subtotal	360	414
Valuation allowance	(24)	(38)
Total	$336	$376

Deferred Tax Liabilities
Unearned income	$217	$230
Intangibles and goodwill	680	808
Depreciation	15	61
Other	29	28
Total	$941	$1,127

Total Deferred Taxes, Net	$(605)	$(751)
As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, we early adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires that deferred tax

Conduent Inc. 2016 Annual Report 89

liabilities and assets be classified as non-current in a classified statement of financial position. Adoption of this update resulted in a reclassification of our net current deferred tax asset and liabilities to the net non-current deferred tax asset and liabilities in our Consolidated Balance Sheet as of December 31, 2015. Prior periods were not retrospectively adjusted.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was a decrease of $14 and an increase of $3, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

Although realization is not assured, we have concluded that it is more-likely-than-not that the deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

At December 31, 2016, we had tax credit carryforwards of $12 available to offset future income taxes which will expire 2017 through 2037 if not utilized. We also had net operating loss carryforwards for income tax purposes of $402 that will expire 2017 through 2037, if not utilized, and $38 available to offset future taxable income indefinitely.
Note 15 – Contingencies and Litigation
As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. We believe that we have recorded adequate provisions for any such matters and, as of December 31, 2016, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in our financial statements.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the consolidated financial position or liquidity. As of December 31, 2016, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
Litigation Against the Company
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

Conduent Inc. 2016 Annual Report 90

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

Other Matters:
On January 5, 2016, the Consumer Financial Protection Bureau (the "CFPB") notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. This notice stems from an inquiry that commenced in 2014 when XES received and responded to a Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the Department of Education and the CFPB certain adjustments of which it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB and the Department of Education, as well as certain states' attorney general offices and other regulatory agencies, began similar reviews. XES has cooperated and continues to fully cooperate with all regulatory agencies, and XES has submitted its NORA response.  We cannot provide assurance that the CFPB or another party will not ultimately commence a legal action against XES in this matter nor are we able to predict the likely outcome of the investigations into this matter.
Guarantees, Indemnifications and Warranty Liabilities
Indemnifications Provided as Part of Contracts and Agreements
Acquisitions/Divestitures:
We have indemnified, subject to certain deductibles and limits, the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. In addition, we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants, including such matters as adequate title to assets sold, intellectual property rights, specified environmental matters and certain income taxes arising prior to the date of acquisition. Where appropriate, an obligation for such indemnifications is

Conduent Inc. 2016 Annual Report 91

recorded as a liability at the time of the acquisition or divestiture. Since the obligated amounts of these types of indemnifications are often not explicitly stated or are contingent on the occurrence of future events, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments for these indemnifications. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. We have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.
Other Agreements:
We are also party to the following types of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters:

•	Guarantees on behalf of our subsidiaries with respect to real estate leases. These lease guarantees may remain in effect subsequent to the sale of the subsidiary.

•
Agreements to indemnify various service providers, trustees and bank agents from any third-party claims related to their performance on our behalf, with the exception of claims that result from the third-party's own willful misconduct or gross negligence.

•
Guarantees of our performance in certain services contracts to our customers and indirectly the performance of third parties with whom we have subcontracted for their services. This includes indemnifications to customers for losses that may be sustained as a result of our performance of services at a customer's location.

In each of these circumstances, our payment is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract and such procedures also typically allow us to challenge the other party's claims. In the case of lease guarantees, we may contest the liabilities asserted under the lease. Further, our obligations under these agreements and guarantees may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments we made.
Intellectual Property Indemnifications
We do not own most of the software that we use to run our business. Instead, we license this software from a small number of primary vendors. We indemnify certain software providers against claims that may arise as a result of our use or our subsidiaries', customers' or resellers' use of their software in our services and solutions. These indemnities usually do not include limits on the claims, provided the claim is made pursuant to the procedures required in the services contract.
Indemnification of Officers and Directors
Our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify our officers and directors against judgments, fines, penalties and amounts paid in settlement and reasonable expenses, including attorneys' fees, incurred in connection with civil or criminal action or proceedings or any appeal, as it relates to their services to our Company and our subsidiaries. Although the by-laws provide no limit on the amount of indemnification, we may have recourse against our insurance carriers for certain payments made by us. However, certain indemnification payments (such as those related to "clawback" provisions in certain compensation arrangements) may not be covered under our directors' and officers' insurance coverage. We also indemnify certain fiduciaries of our employee benefit plans for liabilities incurred in their service as fiduciary whether or not they are officers of the Company. Finally, in connection with our acquisition of businesses, we may become contractually obligated to indemnify certain former and current directors, officers and employees of those businesses in accordance with pre-acquisition by-laws or indemnification agreements or applicable state law.
Other Contingencies
Certain contracts, primarily in our Public Sector segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2016, we had $613 for outstanding surety bonds used to secure our performance of contractual obligations with our clients, and we had $133 of outstanding letters of credit issued to secure our performance of contractual obligations to our clients as well as other corporate obligations.
In general, we would only be liable for the amount of these guarantees in the event of default in our performance of

Conduent Inc. 2016 Annual Report 92

our obligations under each contract; the probability of which we believe is remote. We believe we have sufficient capacity in the surety markets and liquidity from our cash flow and our various credit arrangements (including our Credit Facility) to allow us to respond to future requests for proposals that require such credit support.
We have service arrangements where we service third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third-party. At December 31, 2016, we serviced a FFEL portfolio of approximately 1.3 million loans with an outstanding principal balance of approximately $21.0 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2016, other current liabilities include reserves which we believe to be adequate. At December 31, 2016, other current liabilities include reserves of approximately $3 for losses on defaulted loans purchased. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

Note 16 - Preferred Stock
Series A Preferred Stock

In connection with the Spin-Off Transaction, we issued 120 thousand shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 and an initial fair value of $142. The convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 per year). Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393 thousand shares (reflecting an initial conversion price of approximately $22.250 per share of common stock), subject to customary anti-dilution adjustments.
If the closing price of our common stock exceeds 137% of the initial conversion price for 20 out of 30 trading days, we have the right to cause any or all of the convertible preferred stock to be converted into shares of common stock at the then applicable conversion rate. The convertible preferred stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Conduent's common stock, the holder of convertible preferred stock has the right to require us to redeem any or all of the convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including, the redemption date. The convertible preferred stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.

Conduent Inc. 2016 Annual Report 93

Note 17 – Shareholders’ Equity

Preferred Stock

As of December 31, 2016, we had one class of preferred stock outstanding. See Note 16 - Preferred Stock for further information. We are authorized to issue approximately 100 million shares of cumulative preferred stock, $0.01 par value per share.

Common Stock

We have 1 billion authorized shares of common stock, $0.01 par value per share. At December 31, 2016, 26 million shares were reserved for issuance under our incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.

Stock Compensation Plans
Certain of our employees participate in a long-term incentive plan. Our long-term incentive plan authorizes the issuance of restricted stock units (RSU's), performance shares (PSs) and non-qualified stock options to employees. All awards for these plans prior to 2017, were made in Xerox stock and therefore converted into Conduent stock effective upon separation. Using a formula designed to preserve the value of the award immediately prior to the Separation, all of these awards will be settled and are reflected in Conduent's Consolidated Statements of Stockholders' Equity. Stock-based compensation expense includes expense based on the awards and terms previously granted to the employees.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense, pre-tax	$23	$19	$28
Income tax benefit recognized in earnings	9	7	11
Restricted Stock Units: Compensation expense is based upon the grant date market price. The compensation expense is recorded over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest.
Performance Shares: Our former parent company granted PSs that vest contingent upon our achievement of certain specified financial performance criteria over a three-year period. If the three-year actual results exceed the stated targets, then the plan participants have the potential to earn additional shares of common stock, which could not exceed 50% of the original grant.
The fair value of PSs is based upon the market price of Conduent's common stock on the date of the grant and then converted to Conduent's common stock upon company separation. Compensation expense is recognized over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.
Employee Stock Options: Stock options were issued by a former parent company and were converted to Conduent's common stock upon company separation. These options generally expire within the next 2 years. Other than these options, Conduent has not issued any new stock options.

Conduent Inc. 2016 Annual Report 94

Summary of Stock-based Compensation Activity

	2016		2015		2014
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units
Outstanding at January 1	782	$11.70	3,422	$8.47	4,842	$8.78
Granted	2,602	9.61	260	11.86	433	12.08
Vested	(119)	9.43	(2,768)	7.83	(1,499)	10.54
Canceled	(121)	10.55	(132)	9.52	(354)	8.39
Impact of Spin-off(1)	(1,183)	n/a	—	n/a	—	n/a
Outstanding at December 31	1,961	13.99	782	11.70	3,422	8.47

Performance Shares
Outstanding at January 1	7,522	$11.57	5,771	$11.68	1,421	$9.02
Granted	1,850	9.35	3,583	10.68	5,674	12.28
Vested	—	—	(610)	7.88	(366)	10.71
Canceled	(1,478)	11.96	(1,222)	11.36	(958)	11.63
Impact of Spin-off(1)	(2,968)	n/a	—	n/a	—	n/a
Outstanding at December 31	4,926	13.99	7,522	11.57	5,771	11.68
_____________________________

(1)	Stock-based compensation was converted from former parent stock into Conduent common stock at Spin-off.

In 2013, our former parent company deferred the annual grant of RSUs and PSs from July 1, 2013 to January 1, 2014. RSUs granted in 2013 represent off-cycle awards while PSs granted in 2013 represent over-achievement shares associated with the 2010 PSs grant, which vested in 2013. On January 1, 2014, we granted 2,771 thousand PSs with a grant date fair value of $12.17 per share (the deferral of the 2013 annual grant) and on July 1, 2014, we granted 2,903 thousand PSs with a grant date fair value of $12.38 per share (the 2014 annual grant).

We have 857 thousand stock options outstanding as of December 31, 2016 at strike prices ranging from $10.15 to $13.38. These stock options are fully vested and exercisable.

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2016 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$19	2.3
Performance Shares	22	1.9
Total	$41
The aggregate intrinsic value of outstanding RSUs and PSs awards was as follows:

Awards	December 31, 2016
Restricted Stock Units	$27
Performance Shares	69
Information related to stock options outstanding and exercisable at December 31, 2016 was as follows:

	Options
	Outstanding	Exercisable
Aggregate intrinsic value	$3	$3
Weighted-average remaining contractual life (years)	2.0	2.0
The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards was as follows:

Conduent Inc. 2016 Annual Report 95

	December 31, 2016			December 31, 2015			December 31, 2014
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$1	$—	$—	$30	$—	$11	$19	$—	$7
Performance Shares	—	—	—	7	—	2	5	—	2
Stock Options	3	9	1	14	19	5	42	55	15

Note 18 – Other Comprehensive Loss
Other Comprehensive Loss is comprised of the following:

	Year Ended December 31,
	2016		2015		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Losses	$(135)	$(135)	$(60)	$(60)	$(44)	$(44)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges gains (losses)	(2)	(1)	(4)	(2)	—	—
Changes in cash flow hedges reclassed to earnings(1)	2	1	5	3	(3)	(2)
Net Unrealized Gains (Losses)	—	—	1	1	(3)	(2)

Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(31)	(23)	5	4	(43)	(32)
Actuarial loss amortization/settlement(2)	1	1	2	2	—	—
Other gains (losses)(3)	3	2	2	1	7	7
Changes in Defined Benefit Plans (Losses) Gains	(27)	(20)	9	7	(36)	(25)

Other Comprehensive Loss	$(162)	$(155)	$(50)	$(52)	$(83)	$(71)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 11 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 13 - Employee Benefit Plans for additional information.

(3)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2016	2015	2014
Cumulative translation adjustments(1)	$(472)	$(147)	$(87)
Other unrealized losses, net	(1)	(1)	(2)
Benefit plans net actuarial losses and prior service credits	(53)	(33)	(40)
Total Accumulated Other Comprehensive Loss	$(526)	$(181)	$(129)
_____________________________

(1)	2016 includes $190 of AOCL transfered from former parent as part of the Spin-off.

Conduent Inc. 2016 Annual Report 96

Note 19 – Earnings per Share
We did not declare any common or preferred stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic Earnings per Share:
Net Income From Continuing Operations Available to Common Shareholders	$(983)	$(336)	$34
Net (loss) income from discontinued operations attributable Conduent	—	(78)	(115)
Adjusted Net Income Available to Common Shareholders	$(983)	$(414)	$(81)
Weighted-average common shares outstanding	202,875	202,875	202,875
Basic Earnings (Loss) per Share:
Continuing operations	$(4.85)	$(1.65)	$0.17
Discontinued operations	—	(0.39)	(0.57)
Basic Earnings per Share	$(4.85)	$(2.04)	$(0.40)

Diluted Earnings per Share:
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$(983)	$(336)	$34
Net (loss) income from discontinued operations attributable to Conduent	—	(78)	(115)
Adjusted Net Income Available to Common Shareholders	$(983)	$(414)	$(81)
Weighted-average common shares outstanding	202,875	202,875	202,875

Diluted Earnings (Loss) per Share:
Continuing operations	$(4.85)	$(1.65)	$0.17
Discontinued operations	—	(0.39)	(0.57)
Diluted Earnings per Share	$(4.85)	$(2.04)	$(0.40)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	857	—	—
Restricted stock and performance shares	5,719	—	—
Convertible preferred stock	5,393	—	—
Total Securities	11,969	—	—

Note 20 – Related Party Transactions and Former Parent Company Investment

Allocation of Corporate Expenses

The Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows include an allocation of general corporate expenses from Xerox, the Company's former parent. The financial information in these Consolidated Financial Statements does not necessarily include all the expenses that would have been incurred or held had we been a separate, standalone company and it is not practicable to estimate actual costs that would have been incurred had we been a separate, standalone company during the periods presented. Management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided. Allocations for management costs and corporate support services provided totaled $165, $170 and $175 for each of the three years ended December 31, 2016, 2015 and 2014, respectively. These amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of costs, headcount or other measures we have determined as reasonable.

Conduent Inc. 2016 Annual Report 97

	Year Ended December 31,
	2016	2015	2014
Research and development	$25	$43	$40
Selling, administrative and general	140	127	135
Total Allocated Corporate Expenses	$165	$170	$175

Final Cash Allocation To Former Parent

In January 2017, in connection with the Separation, we paid Xerox $161 for settlement of the management and support services received.

The components of Net transfers to former parent and the reconciliation to the corresponding amount presented on the Combined Statements of Cash Flows are as follows:

	Year Ended December 31,
	2016	2015	2014
Cash pooling and general financing activities	$(466)	$(396)	$(525)
Corporate cost allocations	165	170	175
Income taxes	(157)	168	44
Divestitures and acquisitions, net	54	(742)	290
Capitalization of related party notes payable	—	1,017	—
Total net transfers (to) from former parent	(404)	217	(16)
Stock-based compensation	(23)	(19)	(28)
Capitalization of related party notes payable	—	(1,017)	—
Other, net	(161)	147	8
Total Net transfers to former parent per Consolidated Statements of Cash Flows	$(588)	$(672)	$(36)

Related Party Notes Receivable/Payable

Certain operating units of the Company had various interest bearing notes under contractual agreements to and from Xerox Corporation and other related parties. The purpose of these notes was to provide funds for certain working capital or other capital and operating requirements of the business. Net interest expense on these notes with related party companies was recorded net in Related Party Interest in the Consolidated Statements of Income and was $26, $61 and $107 for each of the three years ended December 31, 2016, 2015 and 2014, respectively. These notes had fixed interest rates that ranged from 1% to 8%. The balances were settled as part of the separation transaction.

Related Party Revenue and Purchases

We provide various services to Xerox Corporation including those related to human resources, accounting and finance and customer care, which are reported as Related party revenue in the Consolidated Statements of Income (Loss). The costs related to these services are reported as Related party cost of services in the Consolidated Statements of Income (Loss).

We also leased equipment and received related services, supplies and parts from Xerox and Xerox subsidiaries in the amount of $21, $24 and $24, for each of the three years ended December 31, 2016, 2015 and 2014, respectively. The costs related to these services, supplies and parts are reported in Cost of outsourcing and Selling, administrative and general expenses in the Consolidated Statements of Income (Loss).

Conduent Inc. 2016 Annual Report 98

Note 21 – Subsequent Events

NY MMIS
On February 16, 2017, after discussions with the State of New York regarding the status and scope of the Health Enterprise platform project, we determined that it was probable that we would not fully complete the implementations of this platform in New York. As a result of this development, we recorded a pre-tax charge of approximately $161 ($98 after-tax) in the fourth quarter 2016 reflecting the estimated asset impairments, wind down costs and other impacts from this project.

Other Events
Subsequent to December 31, 2016, we entered into favorable legal settlements with two former customers that will result in a net gain of $19 during the first quarter of 2017, $14 of which will be recorded in Other expenses, net in our Consolidated Statement of Income (Loss) and $7 of which will be recorded to discontinued operations.

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per-share data)	First Quarter(1)	Second Quarter(1)	Third Quarter	Fourth Quarter	Full Year
2016
Revenues	$1,685	$1,613	$1,596	$1,514	$6,408
Costs and Expenses	1,739	1,647	1,594	2,655	7,635
(Loss) Income before Income Taxes	(54)	(34)	2	(1,141)	(1,227)
Income tax (benefit) expense	(31)	(24)	1	(190)	(244)
Net (Loss) Income	$(23)	$(10)	$1	$(951)	$(983)
Basic (Loss) Earnings per Share(2):	$(0.12)	$(0.05)	$0.01	$(4.69)	$(4.85)
Diluted (Loss) Earnings per Share(2):	$(0.12)	$(0.05)	$0.01	$(4.69)	$(4.85)

2015
Revenues	$1,678	$1,683	$1,571	$1,730	$6,662
Costs and Expenses	1,698	1,855	1,961	1,722	7,236
(Loss) Income before Income Taxes	(20)	(172)	(390)	8	(574)
Income tax expense	(14)	(69)	(154)	(1)	(238)
(Loss) Income from Continuing Operations	(6)	(103)	(236)	9	(336)
Income (loss) from discontinued operations, net of tax	34	(95)	(3)	(14)	(78)
Net Income (Loss)	$28	$(198)	$(239)	$(5)	$(414)

Basic Earnings (Loss) per Share(2):
Continuing operations	$(0.03)	$(0.50)	$(1.17)	$0.05	$(1.65)
Discontinued operations	0.17	(0.47)	(0.01)	(0.08)	(0.39)
Total Basic Earnings(Loss) per Share:	$0.14	$(0.97)	$(1.18)	$(0.03)	$(2.04)

Diluted Earnings (Loss) per Share(2):
Continuing operations	$(0.03)	$(0.50)	$(1.17)	$0.05	$(1.65)
Discontinued operations	0.17	(0.47)	(0.01)	(0.08)	(0.39)
Total Diluted Earnings (Loss) per Share	$0.14	$(0.97)	$(1.18)	$(0.03)	$(2.04)
 _________________

(1)
During the second quarter 2016 closing process, we determined that the first quarter 2016 income tax benefit of $25 million should have been $6 million higher. This additional income tax benefit was adjusted for and included in the six month results ended June 30, 2016. The Company concluded that this correction was not material to the Condensed Combined Financial Statements for the three months ended March 31, 2016.

(2)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Conduent Inc. 2016 Annual Report 99

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Management's Responsibility for Financial Statements
Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.
The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have access to the Audit Committee.
Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

Conduent Inc. 2016 Annual Report 100

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2017 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 25, 2017. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2016.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2017 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2017 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.conduent.com/investor and then clicking on Corporate Governance. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2017 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Conduent
The following is a list of the executive officers of Conduent, their current ages, their present positions and the year appointed to their present positions.
Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
David Amoriell	60	Executive Vice President & President, Public Sector	2017	2017
Jay Chu	58	Vice President & Chief Accounting Officer	2017	2017
Jeffrey Friedel	52	Executive Vice President & Chief People Officer	2017	2017
James Michael Peffer	55	Executive Vice President, General Counsel & Secretary	2017	2017
Ashok Vemuri*	48	Chief Executive Officer	2017	2017
Brian J. Webb-Walsh	41	Executive Vice President & Chief Financial Officer	2017	2017

*	Member of Conduent Board of Directors
Each officer named above, with the exception of the following, has been an officer or an executive of Conduent or its subsidiaries for at least the past five years.
Mr. Amoriell served as the chief operating officer of the Public Sector for Business Group for Xerox Services. He was named to this position in June 2014 and appointed a corporate vice president of Xerox in February 2012. Prior to that, Amoriell was the chief operating officer for the Government & Transportation Sector (GTS).

Mr. Chu has served as Senior Vice President and Chief Accountant for Xerox Services since 2013. In this role, Mr. Chu is responsible for Xerox Services’ accounting, internal controls, contract accounting support and international statutory accounting. Since joining Xerox Corporation in 1984, Mr. Chu has held various positions including Director Field Accounting and Internal Controls, Developing Markets Chief Financial Officer, Chief Financial Officer of Xerox Brazil, Controller of Xerox Canada and a variety of accounting, financing, marketing and sales roles.

Prior to joining Conduent, Mr. Friedel served as Vice President and Head of the Office of Integrity and Compliance at Infosys, a global leader in technology services and consulting, where he oversaw SEC compliance, internal investigations, code of conduct, whistleblower, anti-bribery and export regulations. Friedel has also previously

Conduent Inc. 2016 Annual Report 101

served as Senior Vice President and General Counsel at IGATE, an IT services and business process outsourcing company which was acquired by CapGemini.
Mr. Peffer has served as Vice President, General Counsel and Secretary for Xerox Corporation from August 2016 to December 2016. Prior to this role, Mr. Peffer served as Associate General Counsel of Xerox Corporation and Executive Vice President of Xerox Business Services, LLC. since 2010. Prior to 2010, Mr. Peffer was Senior Vice President and Deputy General Counsel of ACS from 2007 until 2009.
Mr. Vemuri served as Chief Executive Officer of Xerox Business Services, LLC and an Executive Vice President of Xerox Corporation since July 2016. Mr. Vemuri previously was President, Chief Executive Officer and a member of the Board of Directors of IGATE Corporation. Prior to IGATE, Mr. Vemuri spent 14 years at Infosys Limited, a multinational consulting and IT services company, in a variety of leadership and business development roles.
Mr. Webb-Walsh has served as the Chief Financial Officer of Xerox Services since January 2016. Prior to this role, Mr. Webb-Walsh was Senior Vice President of Finance for the Government Healthcare Group and the Platform Development and Systems Integration Group. Mr. Webb-Walsh joined Xerox Corporation in 1997 and has held a variety of leadership positions.

ITEM 11. EXECUTIVE COMPENSATION
The information included under the following captions under “Proposal 1 - Election of Directors” in our 2017 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2016”, “Outstanding Equity Awards at 2016 Fiscal Year-End”, “Option Exercises and Stock Vested in 2016”, “Pension Benefits for the 2016 Fiscal Year”, “Nonqualified Deferred Compensation for the 2016 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation, "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2017 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1 - Election of Directors” in our 2017 definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1 - Election of Directors” in our 2017 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2017 definitive Proxy Statement.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2017 definitive Proxy Statement.

Conduent Inc. 2016 Annual Report 102

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

▪	Report of Independent Registered Public Accounting Firm including Report on Financial Statement Schedule;

▪	Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2016;

▪	Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2016;

▪	Consolidated Balance Sheets as of December 31, 2016 and 2015;

▪	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016;

▪	Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2016;

▪	Notes to the Consolidated Financial Statements;

▪	Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2016; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Supplementary Data:
▪Quarterly Results of Operations (unaudited); and
▪Five Years in Review.

(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2017 Proxy Statement or to our directors are preceded by an asterisk (*).

ITEM 16. FORM 10-K SUMMARY
None.

Conduent Inc. 2016 Annual Report 103

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ ASHOK VEMURI
Ashok Vemuri Chief Executive Officer March 10, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 10, 2017

Signature	Title
Principal Executive Officer:
/S/ ASHOK VEMURI	Chief Executive Officer and Director
Ashok Vemuri
Principal Financial Officer:
/S/ BRIAN WEBB-WALSH	Executive Vice President and Chief Financial Officer
Brian Webb-Walsh
Principal Accounting Officer:
/S/ JAY T. CHU	Vice President and Chief Accounting Officer
Jay T. Chu
/S/ PAUL S. GALANT	Director
Paul S. Galant
/S/ JOIE A. GREGOR	Director
Joie A. Gregor
/s/ VINCENT J. INTRIERI	Director
Vincent J. Intrieri
/S/ COURTNEY MATHER	Director
Courtney Mather
/S/ MICHAEL NEVIN	Director
Michael Nevin
/S/ MICHAEL A. NUTTER	Director
Michael A. Nutter
/s/ WILLIAM G. PARRETT	Director and Chairman of the Board
William G. Parrett
/S/ VIRGINIA M. WILSON	Director
Virginia M. Wilson

Conduent Inc. 2016 Annual Report 104

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2016

(in millions)	Balance at beginning of period	Additions charged to expense(1)	Amounts (credited) charged to other income statement accounts (2)	Deductions and other, net of recoveries (3)(4)	Balance at end of period
Allowance for Losses:
2016 Accounts Receivable	$6	$4	$—	$(3)	$7
2015 Accounts Receivable	6	4	—	(4)	6
2014 Accounts Receivable	6	3	—	(3)	6

Tax Valuation Allowance:
2016 Tax Valuation	38	—	—	(14)	24
2015 Tax Valuation	35	—	5	(2)	38
2014 Tax Valuation	41	—	7	(13)	35
 __________

(1)	Account Receivables: additions charged to expense represent bad debt provisions relate to estimated losses due to credit and similar collectibility issues.

(2)	Account Receivables: Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(3)
Account Receivables: Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

(4)	Tax Valuation: Reductions to tax valuation allowance are primarily related to the transfer of balances to the Xerox Corporation due to separation of the companies.

Conduent Inc. 2016 Annual Report 105

INDEX OF EXHIBITS
Document and Location

2.1	Separation and Distribution Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated December 29, 2016. (See SEC File Number 001-37817).
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 23, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated December 23, 2016. (See SEC File Number 001-37817).
3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 23, 2016. (See SEC File Number 001-37817).
4.1	Indenture, dated as of December 7, 2016, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 7, 2016. (See SEC File Number 001-37817).
10.1(a)
Credit Agreement, dated as of December 7, 2016, among Conduent Incorporated, Xerox Business Services, LLC, Affiliated Computer Services International B.V., Conduent Finance, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 7, 2016. (See SEC File Number 001-37817).
10.1(b)	First Incremental Agreement, dated as of January 3, 2017, among JPMorgan Chase Bank, N.A., as Administrative Agent and Xerox Business Services, LLC.
10.3(a)	Transition Services Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2016. (See SEC File Number 001-37817).
10.3(b)	Tax Matters Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 29, 2016. (See SEC File Number 001-37817).
10.3(c)	Employee Matters Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 29, 2016. (See SEC File Number 001-37817).
10.3(d)	Intellectual Property Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated
Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated December 29, 2016. (See SEC File Number 001-37817).
10.3(e)	Trademark License Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated
Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated December 29, 2016. (See SEC File Number 001-37817).
10.4(a)
Joinder Agreement to Agreement, dated December 31, 2016, among Conduent Incorporated, Xerox Corporation, Icahn Partners Master Fund LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Jonathan Christodoro and Carl C. Icahn.

Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated December 29, 2016. (See SEC File Number 001-37817).
10.4(b)
Agreement, dated January 28, 2016, among Xerox Corporation, Icahn Partners Master Fund LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Jonathan Christodoro and Carl C. Icahn.

Conduent Inc. 2016 Annual Report 106

Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Form 10 dated August 15, 2016. (See SEC File Number 001-37817).
10.5	Exchange Agreement dated October 27, 2016 by and among Darwin Deason, Conduent Incorporated and Xerox Corporation.
Incorporated by reference to Exhibit 10.14 to Registrant’s Amendment No. 5 to Form 10 dated October 28, 2016. (See SEC File Number 001-37817).

The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which will appear in the Registrant’s 2017 Proxy Statement or to our directors are preceded by an asterisk (*).

*10.6(a)(i)	Registrant’s Performance Incentive Plan dated as of December 15, 2016 (“PIP”).
Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-215361. (See SEC File Number 001-37817).
*10.6(b)(i)	Registrant’s Equity Compensation Plan for Non-Employee Directors dated as of December 15, 2016 (“ECPNED”).
Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-215361. (See SEC File Number 001-37817).
*10.6(b)(ii)	Form of Agreement under the ECPNED.
*10.6(c)	Letter Agreement dated June 10, 2016 between Xerox Corporation and Ashok Vemuri regarding compensation arrangements.
Incorporated by reference to Exhibit 99.2 to Xerox Corporation’s Current Report on Form 8-K dated June 14, 2016. (See SEC File Number 001-04471.
*10.6(d)	Letter Agreement dated September 7, 2016 between Xerox Corporation and Jay Chu regarding compensation arrangements.
Incorporated by reference to Exhibit 10.10 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(e)	Letter Agreement dated September 29, 2016 between Xerox Corporation and Frederick Koury regarding compensation arrangements.
Incorporated by reference to Exhibit 10.11 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(f)	Letter Agreement dated July 22, 2016 between Xerox Corporation and J. Michael Peffer regarding compensation arrangements.
Incorporated by reference to Exhibit 10.12 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(g)	Letter Agreement dated September 6, 2016 between Xerox Corporation and Brian Webb-Walsh regarding compensation arrangements.
Incorporated by reference to Exhibit 10.13 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
21.1	List of subsidiaries of Registrant
23	Consent of PricewaterhouseCoopers LLP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

**Pursuant to the Freedom of Information Act and/or a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.

Conduent Inc. 2016 Annual Report 107