Form 10-Q
period 2017-03-31
CONDUENT Inc
filed 2017-05-12
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 001-37817
CONDUENT INCORPORATED
(Exact Name of Registrant as specified in its charter)

New York	81-2983623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 Campus Drive, Suite 200E Florham Park, New Jersey	07932
(Address of principal executive offices)	(Zip Code)
(844) 663-2638
(Registrant’s telephone number, including area code)
_________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),* and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging Growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at April 30, 2017
Common Stock, $0.01 par value	209,319,952

* The registrant became subject to the requirements on November 8, 2016.

Conduent Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information, and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our security systems and service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Conduent Form 10-Q

CONDUENT INCORPORATED
FORM 10-Q
March 31, 2017

For additional information about Conduent Incorporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.conduent.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Conduent Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2017	2016
Revenues
Revenue	$1,542	$1,673
Related party	11	12
Total Revenues	$1,553	$1,685
Costs and Expenses
Cost of services	$1,287	$1,412
Related party cost of services	7	9
Research and development	4	10
Selling, administrative and general	169	183
Restructuring and related costs	18	26
Amortization of intangible assets	61	75
Interest expense	36	1
Related party interest	—	10
Separation costs	5	3
Other (income) expenses, net	(12)	10
Total Costs and Expenses	1,575	1,739
Loss before Income Taxes	(22)	(54)
Income tax benefit	(12)	(31)
Loss from Continuing Operations	(10)	(23)
Income from discontinued operations, net of tax	4	—
Net Loss	$(6)	$(23)

Basic Earnings (Loss) per Share:
Continuing operations	$(0.06)	$(0.12)
Discontinued operations	0.02	—
Total Basic Loss per Share	$(0.04)	$(0.12)

Diluted Earnings (Loss) per Share:
Continuing operations	$(0.06)	$(0.12)
Discontinued operations	0.02	—
Total Diluted Loss per Share	$(0.04)	$(0.12)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
Net Loss	$(6)	$(23)

Other Comprehensive Income, Net(1):
Translation adjustments, net	12	7
Unrealized gains, net	2	2
Changes in defined benefit plans, net	1	—
Other Comprehensive Income, Net	15	9

Comprehensive Income (Loss), Net	$9	$(14)

(1) Refer to Note 10 - Other Comprehensive Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$255	$390
Accounts receivable, net	1,408	1,286
Net receivable from former parent company	41	—
Other current assets	270	241
Total current assets	1,974	1,917
Land, buildings and equipment, net	282	283
Intangible assets, net	1,083	1,144
Goodwill	3,899	3,889
Other long-term assets	462	476
Total Assets	$7,700	$7,709
Liabilities and Equity
Short-term debt and current portion of long-term debt	$46	$28
Accounts payable	130	164
Accrued compensation and benefits costs	257	269
Unearned income	212	206
Net payable to former parent company	—	124
Other current liabilities	603	611
Total current liabilities	1,248	1,402
Long-term debt	2,075	1,913
Pension and other benefit liabilities	172	172
Deferred taxes	616	619
Other long-term liabilities	148	173
Total Liabilities	4,259	4,279

Contingencies (See Note 11)
Series A Convertible Preferred Stock	142	142

Common Stock	2	2
Additional paid-in-capital	3,816	3,812
Retained deficit	(8)	—
Accumulated other comprehensive loss	(511)	(526)
Total Equity	3,299	3,288
Total Liabilities and Equity	$7,700	$7,709

Shares of common stock issued and outstanding	203,640	202,875
Shares of Series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(6)	$(23)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	125	148
Provision for receivables	—	2
Deferred tax (benefit) expense	(6)	5
Gain on investments	(3)	—
Amortization of debt financing costs	2	—
Net gain on sales of businesses and assets	(7)	—
Stock-based compensation	6	4
Restructuring and related charges	12	25
Payments for restructuring	(9)	(7)
Contributions to defined benefit pension plans	(2)	(2)
Increase in accounts receivable	(110)	(141)
Increase in other current and long-term assets	(33)	(26)
Decrease in accounts payable and accrued compensation	(49)	(66)
Decrease in other current and long-term liabilities	(17)	(11)
Net change in income tax assets and liabilities	(9)	(25)
Net cash used in operating activities	(106)	(117)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(17)	(30)
Cost of additions to internal use software	(8)	(9)
Proceeds from sale of businesses, net of adjustments	—	(56)
Net payments on related party notes receivable	—	(3)
Other investing	—	1
Net cash used in investing activities	(25)	(97)
Cash Flows from Financing Activities:
Proceeds on long term debt, net of issuance costs	305	2
Payments on debt	(144)	(6)
Net proceeds on related party notes payable	—	9
Net (payments) to, transfers from former parent	(161)	211
Proceeds from exercise of stock options	2	—
Dividends paid on preferred stock	(2)	—
Other financing	(6)	—
Net cash (used in) provided by financing activities	(6)	216
Effect of exchange rate changes on cash and cash equivalents	2	1
(Decrease) increase in cash and cash equivalents	(135)	3
Cash and cash equivalents at beginning of period	390	140
Cash and Cash Equivalents at End of Period	$255	$143

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2016 Annual Report on Form 10-K (2016 Annual Report), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2016 Annual Report.
In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year. For convenience and ease of reference, we refer to the financial statement caption “Loss before Income Taxes ” as “pre-tax loss”.

Separation from Xerox Corporation
On December 31, 2016, Conduent Incorporated spun-off from Xerox Corporation, pursuant to the separation agreement. The separation was completed by way of a pro rata distribution of Conduent Incorporated shares held by Xerox to Xerox’s shareholders. As a result of the spin-off, we now operate as an independent, publicly traded company on the New York Stock Exchange, under the ticker "CNDT".
Prior to December 31, 2016, the Financial Statements of the Company were derived from the Consolidated Financial Statements and accounting records of Xerox as if the Company operated on a standalone basis and were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Historically, the Company consisted of the Business Processing Outsourcing Operating segment within Xerox’s reportable Services segment and did not operate as a separate, standalone company. Accordingly, Xerox had reported the financial position and the related results of operations, cash flows and changes in equity of the Company in Xerox’s Consolidated Financial Statements.
During the second quarter 2016 closing process, we determined that the first quarter 2016 income tax benefit of $25 should have been $6 higher. We revised the accompanying first quarter 2016 financial statements to record this tax benefit. The Company concluded that this correction was not material to the condensed consolidated financial statements for the three months ended March 31, 2016.

During the first quarter of 2017, the Company recorded out-of-period adjustments related to the December 31, 2016 compensation-related accruals, the majority of which was associated with the Xerox annual performance incentive program, which reduced first quarter 2017 Total costs and expenses within the Statement of Income (Loss) by approximately $4. Such prior period compensation-related accrual adjustments are not material to the first quarter 2017 or prior period financial statements, and are not expected to be material to the full year 2017 Statement of Income (Loss).

Conduent Form 10-Q

Note 2 – Recent Accounting Pronouncements

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. The standard will be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12 Revenue Recognition - Narrow Scope Improvements and Practical Expedients. We will adopt this standard beginning January 1, 2018 using the modified retrospective method and expect to hire external consultants to assist with the implementation.
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
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. ASU 2016-09 was effective for our fiscal year beginning January 1, 2017, and did not have a material impact on our consolidated financial statements. This update may add volatility to our

Conduent Form 10-Q

income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the Company's common stock at the date of vesting for share-based awards.
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
In January 2017 the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 305): Simplifying the Goodwill Impairment Test, which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This update is effective for our fiscal year beginning January 1, 2020; however the Company has elected the early adoption option, as permitted by ASU 2017-04, for goodwill impairment tests performed after January 1, 2017. The adoption of this standard does not have any effect on our financial condition, results of operations or cash flows.
Equity Method Accounting
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income(loss) ("AOCI") will be recognized through earnings. This update was effective for our fiscal year beginning January 1, 2017, and did not have a material impact on our financial condition, results of operations or cash flows.
Employee Benefit Plans
In March 2017, the FASB issued ASU 2017-07, Compensation (Topic 715): Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. This update is effective for our fiscal year beginning January 1, 2018, with early adoption permitted. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.

Conduent Form 10-Q

Other Updates
The FASB also issued the following Accounting Standards Updates which are not expected to have a material impact on our financial condition, results of operations or cash flows. Those updates are as follows:

•
Accounting Changes and Error Corrections: (Topic 250): ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). Transition guidance included in certain issued but not yet adopted ASUs was updated to reflect this amendment.

•
Financial Instruments: ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities, which is effective for our fiscal year beginning January 1, 2018, and is not expected to have a material impact on our financial condition, results of operations or cash flows.

•
Inventory: ASU 2015-11, Simplifying the Subsequent Measurement of Inventory, which is effective for our fiscal year beginning January 1, 2017, did not have a material impact on our financial condition, results of operations or cash flows.

•
Derivatives and Hedging: ASU 2016-06, Contingent Put and Call Options in Debt Instruments, was effective for our fiscal year beginning January 1, 2017, and did not have a material impact on our financial condition, results of operations or cash flows.

•
Derivatives and Hedging: ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, was effective for our fiscal year beginning January 1, 2017, and did not have a material impact on our financial condition, results of operations or cash flows.

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
Beginning in 2017, we changed our reporting segments to align the Healthcare business based upon customer focus between Commercial Industries and Public Sector in an effort to better reflect how we manage our business. Our financial performance is now based on the following three reportable segments (the prior period has been adjusted to reflect the new reporting segments):

•	Commercial Industries

•	Public Sector

•	Other
Commercial Industries: Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, we deliver end-to-end business-to-business and business-to-customer services that enable our clients to optimize their key processes. Our multi-industry competencies include customer care, human resource management and finance and accounting services. These services are complemented by innovative industry-specific services such as personalized product information for the automotive industry; digitized source-to-pay solutions for clients in the manufacturing industry; customer experience and marketing services for clients in the retail industry; mortgage and consumer loan processing for clients in the financial services industry and customized workforce learning solutions for clients in the aerospace industry.
Public Sector: Our Public Sector segment provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance, program administration, transaction processing and payment services.
Other: Other includes our Government Health Enterprise Medicaid Platform business, where we are limiting our focus to our current Health Enterprise clients, and our Student Loan business, which is in run-off. Other also includes non-allocated corporate expenses as well as inter-segment eliminations.

Conduent Form 10-Q

Selected financial information for our reportable segments is as follows:

	Three Months Ended March 31,
	Segment Revenue	Segment Profit (Loss)
2017
Commercial Industries	$923	$29
Public Sector	549	61
Other	81	(4)
Total	$1,553	$86
2016
Commercial Industries	$1,007	$26
Public Sector	571	61
Other	107	(16)
Total	$1,685	$71

	Three Months Ended March 31,
Reconciliation to Pre-tax Income (Loss)	2017	2016
Segment Profit	$86	$71
Reconciling items:
Amortization of intangible assets	(61)	(75)
Restructuring and related costs	(18)	(26)
Interest Expense	(36)	(1)
Related party interest	—	(10)
Separation costs(1)	(5)	(3)
Other income (expense), net	12	(10)
Pre-tax Loss	$(22)	$(54)
__________________________

(1)
Separation costs are expenses incurred in connection with the separation into an independent, publicly-traded companies. These costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized.

Goodwill
As a result of the 2017 change in segments, we were required to test Goodwill for impairment. As a result of the first quarter 2017 goodwill impairment test, the Commercial reporting unit, which was impaired during the fourth quarter of 2016 and has approximately $1.5 billion of goodwill remaining, has a fair value that exceeded its carrying value by approximately 8.9%. To the extent the assumptions underlying the goodwill impairment test change, there could be additional impairments in the future.

Note 4 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2017	December 31, 2016
Amounts billed or billable	$1,142	$1,014
Unbilled amounts	272	279
Allowance for doubtful accounts	(6)	(7)
Accounts Receivable, Net	$1,408	$1,286

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent months for current services provided are included in amounts billable, and at March 31, 2017 and December 31, 2016 were approximately $453 and $429, respectively.

Conduent Form 10-Q

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivables is determined principally on the basis of past collection experience, as well as consideration of current economic conditions and changes in our customer collection trends.

In the first quarter 2017 we settled a customer dispute over an aged accounts receivable balance for $19. We applied $5 of the proceeds to net accounts receivable and a $14 gain was recorded as follows:

•	$7 to discontinued operations as a portion of the receivable was related to a business that was part of our ITO discontinued operation; and

•
$7 to continuing operations as the remainder of the receivable was related to our continuing Healthcare Provider business; the majority of the $7 is reflected in legal settlements in Other (income) expense, net.

Note 5 – Restructuring Programs and Related Costs
During the three months ended March 31, 2017, we recorded net restructuring and asset impairment charges of $12, which included approximately $11 of severance costs related to headcount reductions of approximately 700 employees worldwide and $3 of lease cancellation costs. These costs were offset by $2 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives. We also recorded $6 of costs during the three months ended March 31, 2017 primarily related to professional support services associated with the implementation of the strategic transformation program.
Information related to restructuring program activity during the three months ended March 31, 2017 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2016	$15	$5	$1	$21
Restructuring provision	11	3	—	14
Reversals of prior accruals	(1)	(1)	—	(2)
Net Current Period Charges(1)	10	2	—	12
Charges against reserve and currency	(8)	(1)	—	(9)
Balance at March 31, 2017	$17	$6	$1	$24
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2017	2016
Charges against reserve	$9	$7
Restructuring Cash Payments	$9	$7

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
	2017	2016
Commercial Industries	$8	$21
Public Sector	3	1
Other	1	3
Total Net Restructuring Charges	$12	$25

Conduent Form 10-Q

Note 6 - Debt

Long term debt was as follows:

	March 31, 2017	December 31, 2016
Revolving credit facility	$70	$—
Term loan A due 2021(1)	699	694
Term loan B due 2023	848	750
Senior notes due 2024	510	510
Capital lease obligations	48	43
Principal Debt Balance	$2,175	$1,997
Debt issuance costs and unamortized discounts	(54)	(56)
Less: current maturities	(46)	(28)
Total Long-term Debt	$2,075	$1,913
________

(1)	The aggregate principal debt for Term Loan A includes borrowings in both U.S Dollars and Euros.
Term Loan B Repricing
On April 7, 2017, we entered into Amendment No. 1 (the "Repricing Amendment") to the Credit Agreement, dated as of December 7, 2016. As a result of the Repricing Amendment, we were required to pay the Term B Lenders a 1% principal prepayment fee on approximately $848 principal balance in the amount of approximately $8, and the Term B Loan interest rate was reduced by 1.5% from 5.5% over LIBOR to 4.0% over LIBOR. The repricing of the Term B Loan interest rate is expected to result in substantial interest rate cost savings over the life of the Term B Loan. Transaction fees of $1 were expensed.

Note 7 – Financial Instruments

We are a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts, to hedge foreign currency denominated purchases and sales, thereby reducing volatility of earnings or protecting fair values of assets and liabilities.
At March 31, 2017, we had outstanding forward exchange contracts with gross notional values of approximately $150, which is typical of the amounts that are normally outstanding at any point during the year. Approximately 63% of these contracts mature within three months, 14% in three to six months, 18% in six to 12 months and 5% in greater than 12 months. The majority of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on our balance sheet, income statement, or cash flows for the periods presented.

Note 8 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2017	December 31, 2016
Assets:
Foreign exchange contracts - forwards	$2	$1
Deferred compensation investments in cash surrender life insurance	102	99
Deferred compensation investments in mutual funds	9	10
Total	$113	$110
Liabilities:
Foreign exchange contracts - forwards	$1	$3
Deferred compensation plan liabilities	117	113
Total	$118	$116

Conduent Form 10-Q

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$255	$255	$390	$390
Restricted cash - related party	18	18	18	18
Accounts receivable, net	1,408	1,408	1,286	1,286
Short-term debt	46	46	28	28
Long-term debt	2,075	2,158	1,913	1,933
The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2).

Note 9 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans
Components of Net Periodic Benefit Costs:	2017	2016	2017	2016
Service cost	$—	$—	$1	$1
Interest cost	1	1	1	1
Expected return on plan assets	(1)	(1)	(2)	(2)
Defined Benefit Plans	—	—	—	—
Defined contribution plans	8	7	2	1
Net Periodic Benefit Cost	8	7	2	1

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial gain	—	—	(1)	—
Total Recognized in Other Comprehensive Loss	—	—	(1)	—
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$8	$7	$1	$1
Contributions
During the three months ended March 31, 2017, we made cash contributions of $2 ($1 U.S. and $1 Non-U.S.) to our defined benefit pension plans. We presently anticipate additional cash contributions of $8 ($3 U.S. and $5 Non-U.S.) for total full-year cash contributions of approximately $10 ($4 U.S. and $6 Non-U.S.). In 2016, full-year cash contributions to our defined benefit pension plans were $6 ($4 U.S. and $2 Non-U.S.).

Conduent Form 10-Q

Note 10 - Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended March 31,
	2017		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains	$12	$12	$7	$7
Unrealized Gains:
Changes in fair value of cash flow hedges - gains	2	2	2	1
Changes in cash flow hedges reclassified to earnings(1)	1	—	1	1
Net Unrealized Gains	3	2	3	2

Defined Benefit Plans Gains:
Net actuarial gains(2)	1	1	—	—
Changes in Defined Benefit Plans Gains	1	1	—	—

Other Comprehensive Income	$16	$15	$10	$9
_____________________________

(1)	Reclassified to Cost of outsourcing. Refer to Note 7 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost. Refer to Note 9 - Employee Benefit Plans for additional information.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2017	December 31, 2016
Cumulative translation adjustments	$(460)	$(472)
Other unrealized losses, net	1	(1)
Benefit plans net actuarial losses and prior service credits	(52)	(53)
Total Accumulated Other Comprehensive Loss	$(511)	$(526)

Note 11 – Contingencies and Litigation

As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters and, as of March 31, 2017, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed financial position or liquidity. As of March 31, 2017, we have accrued our estimate of

Conduent Form 10-Q

liability incurred under our indemnification arrangements and guarantees.
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
Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (“Buck”) for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (“StanCERA”). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court. Buck will continue to aggressively defend these lawsuits.

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

Conduent Form 10-Q

Other Contingencies

Certain contracts, primarily in our Public Sector segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2017, we had $642 of outstanding surety bonds used to secure our performance of contractual obligations with our clients, and we had $133 of outstanding letters of credit used to secure our performance of contractual obligations to our clients as well as other corporate obligations.
In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe we have sufficient capacity in the surety markets and liquidity from our cash flow and our various credit arrangements, including those with our former parent, to allow us to respond to future requests for proposals that require such credit support.
We have service arrangements where we service third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third-party. At March 31, 2017, we serviced a FFEL portfolio of approximately 1.2 million loans with an outstanding principal balance of approximately $19.8 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2017, other current liabilities include reserves of approximately $2 for losses on defaulted loans purchased which we believe to be adequate. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

Note 12 - Preferred Stock
Series A Preferred Stock

In connection with the Separation from Xerox, we issued 120 thousand shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 and an initial fair value of $142. The convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 per year). Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393 thousand shares (reflecting an initial conversion price of approximately $22.25 per share of common stock), subject to customary anti-dilution adjustments.

Note 13 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Former Parent Company Investment	Conduent Shareholders' Equity
Balance at December 31, 2016	$2	$3,812	$—	$(526)	$—	$3,288
Comprehensive income, net	—	—	(6)	15	—	9
Cash dividends paid - preferred stock(2)	—	—	(2)	—	—	(2)
Stock option and incentive plans, net	—	4	—	—	—	4
Balance at March 31, 2017	$2	$3,816	$(8)	$(511)	$—	$3,299

Conduent Form 10-Q

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Former Parent Company Investment	Conduent Shareholders' Equity
Balance at December 31, 2015	$—	$—	$—	$(181)	$5,343	$5,162
Comprehensive income (loss),net	—	—	—	9	(23)	(14)
Net transfers from former parent	—	—	—	—	241	241
Balance at March 31, 2016	$—	$—	$—	$(172)	$5,561	$5,389
_____________________________

(1)	AOCL - Accumulated other comprehensive loss.

(2)	Cash dividends on preferred stock of $20.00 per share for the first quarter of 2017.

Note 14 – Earnings per Share
We did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2017	2016
Basic Earnings (Loss) per Share:
Net loss from continuing operations	$(10)	$(23)
Accrued dividends on preferred stock	(2)	—
Adjusted Net Loss From Continuing Operations Available to Common Shareholders	(12)	(23)
Income from discontinued operations, net of tax	4	—
Adjusted Net Loss Available to Common Shareholders	$(8)	$(23)
Weighted average common shares outstanding	203,400	202,875

Basic Earnings (Loss) per Share:
Continuing operations	$(0.06)	$(0.12)
Discontinued operations	0.02	—
Basic Loss per Share	$(0.04)	$(0.12)

Diluted Earnings (Loss) per Share:
Net loss from continuing operations	$(10)	$(23)
Accrued dividends on preferred stock	(2)	—
Adjusted net loss from continuing operations available to common shareholders	(12)	(23)
Net income from discontinued operations	4	—
Adjusted Net Loss Available to Common Shareholders	$(8)	$(23)
Weighted average common shares outstanding	203,400	202,875

Diluted Earnings (Loss) per Share:
Continuing operations	$(0.06)	$(0.12)
Discontinued operations	0.02	—
Diluted Loss per Share:	$(0.04)	$(0.12)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	665	—
Restricted stock and performance shares	4,916	—
Convertible preferred stock	5,393	—
Total Anti-Dilutive Securities	10,974	—

Conduent Form 10-Q

Note 15 – Related Party Transaction

In January 2017, in connection with the Separation, we paid Xerox $161 for final settlement per the Separation agreement.

The Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2016 included an allocation of general corporate expenses from Xerox, the Company's former parent. Management considered these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided. Allocations for management costs and corporate support services provided totaled $45 for the three months ended March 31, 2016. These amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of costs, headcount or other measures we have determined as reasonable.

Note 16 – Subsequent Event

On April 7, 2017, we entered into Amendment No. 1 to the Credit Agreement, dated December 7, 2016. Refer to Note 6 - Debt for additional information.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Conduent Incorporated. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes.

Separation from Xerox Corporation
On December 31, 2016, Conduent Incorporated spun-off from Xerox Corporation, pursuant to the separation agreement. As a result of the spin-off, we now operate as an independent, publicly traded company on the New York Stock Exchange, under the ticker "CNDT". Refer to Note 1 - Basis of Presentation, in the Condensed Consolidated Financial Statements for additional information regarding the separation.
Currency Impact
To understand the trends in our business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as “currency impact” or “the impact from currency” or "constant currency" and is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate.

Financial Review - Results of Operations
Revenue Results Summary

	Three Months Ended March 31,
(in millions)	2017	2016	% Change	CC % Change
Total Revenues	$1,553	$1,685	(8)%	(7)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency.
Total revenues for first quarter 2017 decreased 8% compared to first quarter 2016 including a 1.0-percentage point negative impact from currency.

Conduent Form 10-Q

The decline in revenue was driven by decreases across all segments due primarily to lost business, the exit of New York Medicaid Management Information System (NY MMIS) contract, lower volumes and overall price declines that were consistent with prior-period trends and the run-off of our Student Loan business. Partially offsetting these declines were ramping new contracts in Commercial Industries and Public Sector.

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Reported				Adjusted
	Three Months Ended March 31,				Three Months Ended March 31,
	2017	2016	B/(W)		2017	2016	B/(W)
Total Gross Margin(1)	16.7%	15.7%	1.0%	pts.	16.9%	15.7%	1.2%	pts.
SAG as a % of Revenue	10.9%	10.9%	—%	pts.	n/a	n/a	n/a
Pre-tax Income Margin	(1.4)%	(3.2)%	1.8%	pts.	n/a	n/a	n/a
Operating Margin (2)	5.5%	4.2%	1.3%	pts.	5.7%	4.2%	1.5%	pts.
_______________

(1)	Refer to the Gross Margin Reconciliation table in the "Non-GAAP Financial Measures" section.

(2)	Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Gross margin of 16.7% for first quarter 2017 increased 1.0-percentage points as compared to first quarter 2016. On an adjusted1 basis, gross margin of 16.9% increased by 1.2-percentage points as compared to first quarter 2016. The increase reflects strategic transformation initiative, improvement in Other segment and ramping of new business, partially offset by lost business and continued margin pressures in our customer care service offerings and price declines.
Additional analysis of the change in gross margin for each business segment is included under "Operations Review of Segment Revenue and Profit" below.
_______________
(1)Refer to the Gross Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Selling, Administrative and General Expenses (SAG)
SAG of $169 million was $14 million lower than first quarter 2016 reflecting strategic transformation initiative resulting in lower wages and benefits and decrease in bad debt expense. SAG as a percentage of revenue of 10.9% was flat compared to first quarter 2016.
Pre-tax Income Margin
Pre-tax income margin of (1.4)% for the first quarter 2017, increased 1.8-percentage points as compared to prior year. The increase was primarily driven by benefits from our strategic transformation program.
Pre-tax income margin includes the amortization of intangible assets, restructuring and related costs, separation costs, interest expense, related party interest, net, NY MMIS wind-down costs, HE charge adjustment and other (income) expenses, net, all of which are separately discussed in subsequent sections. Operating margin excludes these items.
Operating Margin
Operating margin1 of 5.7% for first quarter 2017 increased by 1.5-percentage points as compared to first quarter 2016. The increase was primarily driven by benefits from our strategic transformation program and Other segment improvements.
_______________
(1)Refer to the Operating Income / Margin reconciliation table in the "Non-GAAP Financial Measures" section.

Conduent Form 10-Q

Restructuring and Related Costs
During first quarter 2017, we recorded net restructuring and asset impairment charges of $12 million, which included approximately $11 million of severance costs related to headcount reductions of approximately 700 employees worldwide and $3 million of lease cancellation costs. These costs were offset by $2 million of net reversals, primarily resulting from changes in estimated reserves from prior-period initiatives. We also recorded $6 million of costs primarily related to professional support services associated with the implementation of the strategic transformation program.
During first quarter 2016, we recorded net restructuring and asset impairment charges of $25 million, which included approximately $26 million of severance costs related to headcount reductions of approximately 3,400 employees worldwide and $1 million of lease cancellation costs. These costs were partially offset by $2 million of net reversals for changes in estimated reserves from prior-period initiatives. We also recorded $1 million of costs primarily related to professional support services associated with the implementation of the strategic transformation program.
The restructuring reserve balance as of March 31, 2017 for all programs was $24 million, of which approximately $21 million is expected to be spent over the next twelve months.
Refer to Note 5 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
First quarter 2017 amortization of intangible assets of $61 million decreased $14 million compared to the prior year period. First quarter 2016 included accelerated amortization due to the loss of a large customer contract.
Separation Costs
Separation costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Separation costs also include the costs associated with bonuses and restricted stock grants awarded to employees for retention related to separation.
First quarter 2017 separation costs of $5 million increased $2 million compared to first quarter 2016.
Interest Expense
Interest expense for first quarter 2017 was $36 million and increased $35 million compared to first quarter 2016 due to the issuance of debt in December 2016. Interest expense represents interest on long-term debt and amortization of debt issuance costs.
Related-Party Interest Expense
Related-party interest expense for first quarter 2016 was $10 million, primarily due to the capitalization of certain related party notes payable.
Other (Income) Expenses, Net

	Three Months Ended March 31,
(in millions)	2017	2016
Currency losses (gains), net	$2	$(1)
Litigation matters	1	6
Deferred compensation investment gains	(4)	—
All other (income) expenses, net	(11)	5
Total Other (Income) Expenses, Net	$(12)	$10
Currency Losses (Gains), Net: Currency losses (gains) primarily result from the re-measurement of foreign currency-denominated assets and liabilities, the cost of hedging foreign currency-denominated assets and liabilities and the mark-to-market of foreign exchange contracts utilized to hedge those foreign currency denominated assets and liabilities.

Conduent Form 10-Q

Litigation Matters: Litigation matters reflect probable losses and reserves for various legal matters.
Refer to Note 11 - Contingencies and Litigation, in the Condensed Consolidated Financial Statements for additional information regarding litigation against the Company.
Deferred Compensation Investment Gains: Represents gains on investments supporting certain of our deferred compensation arrangements. These gains or losses are offset by an increase or decrease in compensation expense recorded in SAG as a result of the increase or decrease in the liability associated with these arrangements.
All Other (Income) Expenses, Net: 2017 primarily represents a gain from the settlement of customer disputes.
Income Taxes

First quarter 2017 effective tax rate was 54.5%. This rate was higher than the U.S. statutory tax rate of 35% primarily due to pre-tax losses in the U.S. of the following charges: restructuring and related costs, amortization of intangible assets, separation costs and the NY MMIS charge adjustment. U.S. pre-tax losses are taxed at a higher rate than our foreign pre-tax income, which has the effect of increasing the overall effective tax rate above the statutory tax rate. On an adjusted1 basis, first quarter 2017 effective tax rate was 34.0%, which excludes the tax effect of the previously noted charges. This rate was lower than the U.S. statutory tax rate primarily due to the geographical mix of our earnings and differences in the tax rates at which our earnings are taxed.
First quarter 2016 effective tax rate was 57.4%. This rate was higher than the U.S. statutory tax rate primarily due to pre-tax losses in the U.S. of the following charges: restructuring and related costs, amortization of intangible assets and separation costs. U.S. pre-tax losses are taxed at a higher rate than our foreign pre-tax income, which has the effect of increasing the overall effective tax rate above the statutory tax rate. On an adjusted1 basis, first quarter 2016 effective tax rate was 21.7%, which excludes the tax effect of the previously noted charges. This rate was lower than the U.S. statutory tax rate primarily due to various tax credits, the geographical mix of our earnings and differences in the tax rates at which our earnings are taxed.
_______________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Net Loss from Continuing Operations
First quarter 2017 loss from continuing operations was $10 million or 0.06 per diluted share. On an adjusted1 basis, net income from continuing operations was $35 million, or $0.16 per diluted share, reflecting adjustments for the amortization of intangible assets, restructuring and related costs, separation costs, NY MMIS wind-down costs and HE adjustment.
First quarter 2016 net loss from continuing operations was $23 million or $0.12 per diluted share. On an adjusted1 basis, net income from continuing operations was $47 million, or $0.22 per diluted share, reflecting adjustments for the amortization of intangible assets, restructuring charges and separation costs.
_______________

(1)	Refer to the "Non-GAAP Financial Measures" section for a reconciliation of reported net income from continuing operations to adjusted net income.
Net Loss
First quarter 2017 net loss attributable to Conduent was $6 million, or 0.04 per diluted share. First quarter 2016 net loss attributable to Conduent was $23 million, or $0.12 per diluted share.
Other Comprehensive Income
First quarter 2017 other comprehensive income was $15 million as compared to $9 million in the first quarter 2016. The change of $6 million is primarily due to a $5 million gain from the translation of foreign currency denominated net assets.
Worldwide Employment
Worldwide employment was approximately 90 thousand as of March 31, 2017 and decreased by 6 thousand from December 31, 2016, due primarily to the impact of restructuring and productivity reductions as well as seasonal reductions, partially offset by additions from ramping new business.

Conduent Form 10-Q

Operations Review of Segment Revenue and Profit
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.
Beginning in 2017, in an effort to better reflect how we manage our business, we changed our reporting segments to align the Healthcare business based on customer focus between Commercial Industries and Public Sector .
Our financial performance based on the following three reportable segments (the prior period has been adjusted to reflect the new reporting segments):

•	Commercial Industries,

•	Public Sector, and

•	Other.
Revenues by segment for the three months ended March 31 were:

	Three Months Ended March 31,
(in millions)	Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2017
Commercial Industries	$923	59%	$29	3.1%
Public Sector	549	36%	61	11.1%
Other	81	5%	(4)	(4.9)%
Total	$1,553	100%	$86	5.5%

2017 Adjusted:(1)
Other	$81	5%	$(1)	(1.2)%
Total	$1,553	100%	$89	5.7%

2016
Commercial Industries	$1,007	60%	$26	2.6%
Public Sector	571	34%	61	10.7%
Other	107	6%	(16)	(15.0)%
Total	$1,685	100%	$71	4.2%
_______________

(1)	Refer to the Other segment margin reconciliation table in the "Non-GAAP Financial Measures" section.
Commercial Industries Segment
Revenue
Commercial Industries revenue of $923 million for first quarter 2017 was 59% of total revenue and decreased 8% from first quarter 2016. The decline was driven primarily by lost business and lower volumes, partially offset by income from ramping new contracts.
Segment Margin
Commercial Industries segment margin of 3.1% for first quarter 2017 increased 0.5-percentage points from the prior-year period as benefits from strategic transformation cost initiatives and the loss of negative margin business more than offset margin pressure in our customer care services offering and reduced project work in our litigation services offering.
Commercial Industries has a higher proportion of multi-industry service offerings, particularly customer care that have a lower margin, as opposed to higher-value, industry-specific service offerings. Accordingly, overall margins in this segment are expected to be lower than the margins of the Public Sector segment where industry-specific service offerings are more prominent.

Conduent Form 10-Q

Public Sector Segment
Revenue
Public Sector revenue of $549 million for first quarter 2017 was 36% of total revenue and decreased 4% compared to first quarter 2016. The decline was primarily driven by lost State and Local business and lower volumes in our Government Healthcare business, partially offset by ramping new contracts in our transportation business.
Segment Margin
Public Sector segment margin of 11.1% for first quarter 2017 increased 0.4-percentage points compared to first quarter 2016, due to cost and strategic transformation improvements and improved performance in transportation business.

Other Segment
Revenue
Other revenue of $81 million for first quarter 2017 was 5% of total revenues and decreased 24% from first quarter 2016. The decline was primarily driven by the exit of NY MMIS contract and the run-off of the student loan business.
Other Loss
Other loss of $4 million for the first quarter 2017 improved $12 million from prior year. On an adjusted1 basis, Other loss improved $15 million from first quarter 2016 primarily due to the wind-down adjustments to the NY MMIS and Health Enterprise (HE) charges, and improved profitability in the student loan business.

(1)	Refer to the Other segment margin reconciliation table in the "Non-GAAP Financial Measures" section.

Government Healthcare

In February 2017, we determined that it was not probable that the NY MMIS project would be completed. As a result of this determination,we recorded a pre-tax charge of $161 million ($98 million after-tax) in fourth quarter 2016 financial results. The charge included $83 million for the write-off of the contract receivables which were recorded as a reduction of revenue and $78 million recorded in costs of outsourcing, including $36 million for wind down costs, $28 million non-cash charge for the impairment of software and $14 million for the write-off of deferred contract set-up and transition costs and other related assets and liabilities. First quarter 2017 includes an adjustment to our estimated wind-down costs of $8 million.
We are in discussions with the State of New York regarding the status and scope of the Health Enterprise platform project, which evolved to include options to not fully complete the project. Based on those discussions, we believe it is probable that we will not fully complete the implementation of the platform in New York. It appears that a negotiated resolution of issues with New York may not be successful and a contractual dispute or claim may occur, the outcome of which cannot be determined at this time.Our HE platform has been fully implemented in New Hampshire, Alaska and North Dakota. We are in the process of obtaining certification for Alaska and North Dakota. First quarter 2017 includes an adjustment of $(5) million for changes in estimates in California and Montana.
Metrics
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts.

Conduent Form 10-Q

Signings for the three months ended March 31 were:

	Three Months Ended March 31,
(in millions)	2017	2016
New business TCV	$530	$643
Renewals TCV	401	845
Total Signings	$931	$1,488

Annual recurring revenue signings	$143	$129
Non-recurring revenue signings	$92	$83
Signings were an estimated $931 million in TCV and decreased 37% from first quarter 2016, which includes the impact of lower signings driven by strategic contract remediation actions.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve to risk or profitability had been initiated. This is a change to the previously reported methodology. However, management believes that the revised methodology is more reflective of the ongoing business practices of the company. Renewal rate, reflective of the new methodology, for the three months ended March 31, 2017 of 92% was above our target range of 85%-90%. Excluding these strategic actions, renewals would have been approximately 80%.

Capital Resources and Liquidity
As of March 31, 2017 and December 31, 2016, total cash and cash equivalents were $255 million and $390 million, respectively. There were $1,617 million outstanding borrowings under our Credit Facility at March 31, 2017.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Net cash used in operating activities	$(106)	$(117)	$11
Net cash used in investing activities	(25)	(97)	72
Net cash (used in) provided by financing activities	(6)	216	(222)
Effect of exchange rate changes on cash and cash equivalents	2	1	1
(Decrease) increase in cash and cash equivalents	(135)	3	(138)
Cash and cash equivalents at beginning of period	390	140	250
Cash and Cash Equivalents at End of Period	$255	$143	$112
Cash Flows from Operating Activities
Net cash used in operating activities was $106 million for the three months ended March 31, 2017. The $11 million increase in cash flows from operating activities compared to the prior year period was primarily due to the following:

•	$31 million increase in accounts receivable due to timing of billings and collections.

•	$17 million increase in accounts payable and accrued compensation due to timing of payments.

•	$15 million decrease due to higher net income tax payments in the current year compared to net income tax refunds in the prior year.

•	$7 million decrease related to other current and long-term assets.

•	$5 million decrease due to payments for separation-related costs.

•
$1 million decrease in pre-tax income before depreciation and amortization, loss on sales of business, HE charge adjustment, NY MMIS adjustment, separation-related costs and restructuring and related charges.

•	$2 million decrease reflecting wind-down payments associated with implementations in California, Montana and New York.

•	$2 million decrease in restructuring payments.

Conduent Form 10-Q

Cash Flows from Investing Activities
Net cash used in investing activities was $25 million for the three months ended March 31, 2017. The $72 million decrease in use of cash from the prior year period was primarily due to the following:

•	$56 million decrease due to payments made in 2016 to Atos for final post-closing adjustments associated with the 2015 ITO divestiture.

•	$14 million decrease due to a decrease in capital expenditures (including internal use software) in 2017.
Cash Flows from Financing Activities
Net cash used in financing activities was $6 million for the three months ended March 31, 2017. The $222 million decrease from the prior year period was primarily due to the following:

•	$372 million decrease due to net transfers to former parent.

•	$9 million decrease due to net payments to former parent on related party notes payable in 2016.

•	$169 million increase in proceeds on debt related to the additional Term Loan B borrowing of $100 million and net borrowings under the revolving credit facility.
Capital Market Activity

On April 7, 2017, we entered into Amendment No. 1 to the Credit Agreement, dated December 7, 2016.
In January 2017, we borrowed an additional $100 million on Term Loan B with proceeds used for general corporate purposes.
Refer to Note 6 - Debt, in Part I, Item 1 of our Condensed Consolidated Financial Statements for additional information.

Market Risk Management

We are exposed to market risk from changes in foreign currency exchange rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates.

Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 7 – Financial Instruments, in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

Non-GAAP Financial Measures
We have reported our financial results in accordance with U.S. GAAP. In addition, we have discussed our results using non-GAAP measures.

We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it is necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related tax effects. Management believes that these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable U.S. GAAP measures and should be read only in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.

A reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided below.

Conduent Form 10-Q

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

Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate
We make adjustments to Income (Loss) before Income Taxes for the following items, for the purpose of calculating Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate:

•
Amortization of intangible assets. The amortization of intangible assets is driven by acquisition activity, which can vary in size, nature and timing as compared to other companies within our industry from period to period.

•	Restructuring and related costs. Restructuring and related costs include restructuring and asset impairment charges as well as costs associated with our Strategic Transformation program.

•
Separation costs. Separation costs are expenses incurred in connection with the separation from Xerox Corporation into a separate, independent, publicly traded company. These costs primarily relate to third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies.

•
Other (income) expenses net. Other (income) expenses, net includes losses (gains) on sales of business and assets, currency (gains) losses, net, litigation matters and all other (income) expenses, net.

•	NY MMIS (2017 only). Costs associated with the company not fully completing the State of New York Health enterprise platform project.

•	HE charge (2017 only). Costs associated with not fully completing the Health Enterprise Medical platform implementation projects in California and Montana.

Adjusted Costs and Expenses and Margin - Adjusted Operating Income
We make adjustments to Costs and Expenses and Margin for the following items, for the purpose of calculating Adjusted Operating Income.

•
Amortization of intangible assets. The amortization of intangible assets is driven by acquisition activity, which can vary in size, nature and timing as compared to other companies within our industry from period to period.

•	Restructuring and related costs. Restructuring and related costs include restructuring and asset impairment charges as well as costs associated with our Strategic Transformation program.

•
Separation costs. Separation costs are expenses incurred in connection with the separation from Xerox Corporation into a separate, independent, publicly traded company. These costs primarily relate to third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies.

•	Interest.

•
Other (income) expenses, net. Other (income) expenses, net includes losses (gains) on sales of business and assets, currency (gains) losses, net litigation matters and all other (income) expenses, net.

•	NY MMIS (2017 only). Costs associated with the company not fully completing the State of New York Health enterprise platform project.

•	HE charge (2017 only). Costs associated with not fully completing the Health Enterprise Medical platform implementation projects in California and Montana.

Adjusted Other Segment Profit and Margin

We adjusted our Other Segment profit and margin for NY MMIS and HE charge adjustments.

Constant Currency

To better understand trends in our business, we believe that it is helpful to adjust revenue to exclude the impact of changes in the translation of foreign currencies into U.S. Dollars. We refer to this adjusted revenue as “constant currency.” Currency impact is the difference between actual growth rates and constant currency growth rates.

Conduent Form 10-Q

Net Income (Loss) and EPS Reconciliation:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(in millions, except earnings per share)	Net Income (Loss)	EPS	Net Income (Loss)	EPS
Reported from continuing operations	$(10)	$(0.06)	$(23)	$(0.12)
Adjustments:
Amortization of intangible assets	61		75
NY MMIS	8		—
Restructuring and related costs	18		26
HE charge	(5)		—
Separation costs	5		3
Other (income) expenses, net	(12)		10
Less: Income tax adjustments(1)	(30)		(44)
Adjusted	$35	$0.16	$47	$0.22
 ____________________________

(1)	Reflects the income tax (expense) benefit of the adjustments. Refer to Effective Tax Rate reconciliation below for details.

Effective Tax Rate Reconciliation:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(in millions)	Pre-Tax Income (Loss)	Income Tax Expense (Benefit)(2)	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax Expense (Benefit)(2)	Effective Tax Rate
Reported from continuing operations	$(22)	$(12)	54.5%	$(54)	$(31)	57.4%
Non-GAAP Adjustments(1)	75	30		114	44
Adjusted	$53	$18	34.0%	$60	$13	21.7%
____________________________

(1)	Refer to Net Income (Loss) reconciliation for details.

(2)
The tax impact of Adjusted Pre-Tax Income (Loss) from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Gross Margin Reconciliation (2017 only):

Three Months Ended March 31, 2017
Reported from continuing operations	16.7%
Adjustment:
NY MMIS	0.5%
HE charge	(0.3)%
Adjusted	16.9%
Operating Income / Margin Reconciliation:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(in millions)	Profit (Loss)	Revenue	Margin	Profit (Loss)	Revenue	Margin
Reported Pre-tax Loss(1)	$(22)	$1,553	(1.4)%	$(54)	1,685	(3.2)%
Adjustments:
Amortization of intangible assets	61			75
NY MMIS	8			—
Restructuring and related costs	18			26
HE charge	(5)			—
Separation costs	5			3
Interest(2)	36			11
Other (income) expenses, net	(12)			10
Adjusted Operating Income/Margin	$89	$1,553	5.7%	$71	$1,685	4.2%
____________________________

(1)	Pre-Tax Loss and Revenue from continuing operations.

(2)	Includes related party interest of $0 million and $10 million in the three months ended March 31, 2017 and 2016, respectively.

Conduent Form 10-Q

Other Segment Margin Reconciliation (2017 only):

	Three Months Ended March 31, 2017
	Revenue	Loss	Margin
Reported from continuing operations	$81	$(4)	(4.9)%
Adjustments:
NY MMIS	—	8
HE charge	—	(5)
Adjusted Operating Margin	$81	$(1)	(1.2)%

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 11 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors are set forth in Part I, Item 1A of our 2016 Annual Report. There have been no material changes to our risk factors as previously reported in our 2016 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2017
During the quarter ended March 31, 2017, Registrant did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2017

Conduent Form 10-Q

Repurchases Related to Stock Compensation Programs: none.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
January 1 through 31	—	$—	n/a	n/a
February 1 through 28	—	—	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	—

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

10.1(c)
Amendment No.1 to Credit Agreement, dated as of April 7, 2017, among Conduent Incorporated, Conduent Business Services, LLC, Affiliated Computer Services International B.V. and Conduent Finance, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N/A., as Administrative Agent.

Incorporated by reference to Registrant's Current Report on Form 8-K, filed April 11, 2017.

10.6(a)(ii)	Form of Agreement under PIP.
Incorporated by reference to Registrant's Current Report on Form 8-K, filed March 29, 2017.

10.6(a)(iii)	Form of Agreement under ELTIP.
Incorporated by reference to Registrant's Current Report on Form 8-K, filed March 29, 2017.

10.6(a)(iv)	Form of Agreement under SIG.
Incorporated by reference to Registrant's Current Report on Form 8-K, filed March 29, 2017.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ JAY T. CHU
Jay T. Chu Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 12, 2017

Conduent Form 10-Q

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

10.1(c)
Amendment No.1 to Credit Agreement, dated as of April 7, 2017, among Conduent Incorporated, Conduent Business Services, LLC, Affiliated Computer Services International B.V. and Conduent Finance, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N/A., as Administrative Agent.

Incorporated by reference to Registrant's Current Report on Form 8-K, filed April 11, 2017.

10.6(a)(ii)	Form of Agreement under PIP.
Incorporated by reference to Registrant's Current Report on Form 8-K, filed March 29, 2017.

10.6(a)(iii)	Form of Agreement under ELTIP.
Incorporated by reference to Registrant's Current Report on Form 8-K, filed March 29, 2017.

10.6(a)(iv)	Form of Agreement under SIG.
Incorporated by reference to Registrant's Current Report on Form 8-K, filed March 29, 2017.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent Form 10-Q