Form 10-Q
period 2017-06-30
CONDUENT Inc
filed 2017-08-09
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at July 31, 2017
Common Stock, $0.01 par value	210,150,379

* The registrant became subject to the requirements on November 8, 2016.

Conduent Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information, and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our security systems and service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Conduent Form 10-Q

CONDUENT INCORPORATED
FORM 10-Q
June 30, 2017

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.conduent.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Conduent Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2017	2016	2017	2016
Revenues
Revenue	$1,485	$1,598	$3,027	$3,271
Related party	11	15	22	27
Total Revenues	$1,496	$1,613	$3,049	$3,298
Costs and Expenses
Cost of services	$1,245	$1,348	$2,532	$2,760
Related party cost of services	8	10	15	19
Research and development	3	8	7	18
Selling, general and administrative	153	170	322	353
Restructuring and related costs	36	23	54	49
Amortization of intangible assets	61	62	122	137
Interest expense	34	1	70	2
Related party interest	—	10	—	20
Separation costs	1	16	6	19
(Gain) on sale of asset	(24)	—	(24)	—
Other (income) expenses, net	(10)	(1)	(22)	9
Total Costs and Expenses	1,507	1,647	3,082	3,386
Loss before Income Taxes	(11)	(34)	(33)	(88)
Income tax benefit	(7)	(24)	(19)	(55)
Loss from Continuing Operations	(4)	(10)	(14)	(33)
Income from discontinued operations, net of tax	—	—	4	—
Net Loss	$(4)	$(10)	$(10)	$(33)

Basic Earnings (Loss) per Share:
Continuing operations	$(0.03)	$(0.05)	$(0.09)	$(0.17)
Discontinued operations	—	—	0.02	—
Total Basic Loss per Share	$(0.03)	$(0.05)	$(0.07)	$(0.17)

Diluted Earnings (Loss) per Share:
Continuing operations	$(0.03)	$(0.05)	$(0.09)	$(0.17)
Discontinued operations	—	—	0.02	—
Total Diluted Loss per Share	$(0.03)	$(0.05)	$(0.07)	$(0.17)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net Loss	$(4)	$(10)	$(10)	$(33)

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	14	(22)	26	(15)
Unrealized (loss) gains, net	—	(1)	2	1
Changes in defined benefit plans, net	(1)	1	—	1
Other Comprehensive Income (Loss), Net	13	(22)	28	(13)

Comprehensive Income (Loss), Net	$9	$(32)	$18	$(46)

(1) Refer to Note 10 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$309	$390
Accounts receivable, net	1,374	1,286
Net receivable from former parent company	39	—
Other current assets	264	241
Total current assets	1,986	1,917
Land, buildings and equipment, net	262	283
Intangible assets, net	1,023	1,144
Goodwill	3,921	3,889
Other long-term assets	456	476
Total Assets	$7,648	$7,709
Liabilities and Equity
Short-term debt and current portion of long-term debt	$59	$28
Accounts payable	106	164
Accrued compensation and benefits costs	247	269
Unearned income	196	206
Net payable to former parent company	—	124
Other current liabilities	604	611
Total current liabilities	1,212	1,402
Long-term debt	2,071	1,913
Pension and other benefit liabilities	171	172
Deferred taxes	592	619
Other long-term liabilities	143	173
Total Liabilities	4,189	4,279

Contingencies (See Note 11)
Series A Convertible Preferred Stock	142	142

Common Stock	2	2
Additional paid-in-capital	3,828	3,812
Retained deficit	(15)	—
Accumulated other comprehensive loss	(498)	(526)
Total Equity	3,317	3,288
Total Liabilities and Equity	$7,648	$7,709

Shares of common stock issued and outstanding	209,355	202,875
Shares of Series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4)	$(10)	$(10)	$(33)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	130	134	255	282
Deferred tax (benefit) expense	(25)	19	(31)	24
Gain on investments	(4)	(3)	(7)	(3)
Amortization of debt financing costs	2	—	4	—
Net (gain) loss on sales of businesses and assets	(25)	1	(32)	1
Stock-based compensation	12	6	18	10
Restructuring and related costs	34	20	46	45
Payments for restructuring	(13)	(13)	(22)	(20)
Contributions to defined benefit pension plans	(2)	(1)	(4)	(3)
Provision for receivables	(1)	1	(1)	3
Decrease (increase) in accounts receivable	41	28	(69)	(113)
Increase in other current and long-term assets	(13)	(40)	(46)	(66)
Decrease in accounts payable and accrued compensation	(36)	(73)	(85)	(139)
Decrease in other current and long-term liabilities	(37)	(79)	(54)	(90)
Net change in income tax assets and liabilities	7	(51)	(2)	(76)
Other operating, net	1	—	1	—
Net cash provided by (used in) operating activities	67	(61)	(39)	(178)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(20)	(25)	(37)	(55)
Proceeds from sales of land, buildings and equipment	33	—	33	—
Cost of additions to internal use software	(7)	(11)	(15)	(20)
Proceeds from sale of businesses, net of adjustments	—	3	—	(53)
Net payments on related party notes receivable	—	3	—	—
Other investing	—	(1)	—	—
Net cash provided by (used in) investing activities	6	(31)	(19)	(128)
Cash Flows from Financing Activities:
Proceeds on long term debt, net of issuance costs	(8)	2	297	4
Payments on debt	(9)	(6)	(153)	(12)
Net payments on related party notes payable	—	(36)	—	(27)
Net transfers from (payments to) former parent	—	151	(161)	362
Proceeds from exercise of stock options	1	—	3	—
Dividends paid on preferred stock	(3)	—	(5)	—
Other financing	—	(1)	(6)	(1)
Net cash (used in) provided by financing activities	(19)	110	(25)	326
Effect of exchange rate changes on cash and cash equivalents	—	(1)	2	—
Increase (decrease) in cash and cash equivalents	54	17	(81)	20
Cash and cash equivalents at beginning of period	255	143	390	140
Cash and Cash Equivalents at End of Period	$309	$160	$309	$160

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
During the second quarter 2016 closing process, we determined that the first quarter 2016 income tax benefit of $25 million should have been $6 million higher. This additional income tax benefit was adjusted for and included in the six months results ended June 30, 2016. The Company concluded that this correction was not material to the condensed consolidated financial statements for the three months ended March 31, 2016.
During the first quarter of 2017, the Company recorded out-of-period adjustments related to the December 31, 2016 compensation-related accruals, the majority of which was associated with the Xerox annual performance incentive program, which reduced first quarter 2017 Total costs and expenses within the Statement of Income (Loss) by approximately $4 million. Such prior period compensation-related accrual adjustments were not material to the first quarter 2017 or prior period financial statements, and are not expected to be material to the full year 2017 Statement of Income (Loss).

Conduent Form 10-Q

Note 2 – Recent Accounting Pronouncements

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. The standard will be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue Recognition - Narrow Scope Improvements and Practical Expedients. We will adopt these standards beginning January 1, 2018 using the modified retrospective method. We are in the process of implementing these standards, including the relevant internal controls. While our analysis is still to be finalized, we believe that there could be impacts from period-to-period as a result of these standards with respect to the identification of performance obligations, the identification of contract acquisition costs eligible for capitalization and the determination of the related amortization period, the timing of changes to the recognition of revenue associated with contract modifications, renewals, and service level agreement bonuses and penalties, gross vs. net revenue recognition associated with outsourced mailing/postage arrangements, among other areas. We expect to need the third and fourth quarters of 2017 to quantify the impacts of these changes, if any, on our revenue recognition and to develop processes and controls to address the related financial reporting and disclosure requirements.
Service Concession Arrangements

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. This update clarifies that the grantor, rather than third-party drivers, is the customer of the operation services in all cases for service concession arrangements within the scope of Topic 853. We will adopt this standard alongside our implementation of ASU 2014-09.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for our fiscal year beginning January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-02 on our condensed consolidated financial statements.
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where current GAAP is either unclear or does not include specific guidance. This update is effective for our fiscal year beginning January 1, 2018 with early adoption permitted. We are currently evaluating the impact, if any, that the adoption of ASU 2016-15 may have on our statements of cash flows in future reporting periods.

Conduent Form 10-Q

Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We held $25 million and  $22 million of restricted cash reported in other current assets at June 30, 2017 and December 31, 2016, respectively. This update is effective for our fiscal year beginning January 1, 2018. We are currently evaluating the impact, if any, that the adoption of ASU 2016-18 may have on our statements of cash flows in future reporting periods.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation (Topic 718)- Stock Compensation, Improvements to Employee Share-Based Payment Accounting. This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. ASU 2016-09 was effective for our fiscal year beginning January 1, 2017, and did not have a material impact on our consolidated financial statements. This update may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the Company's common stock at the date of vesting for share-based awards.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update clarifies when to account for a change to the terms or conditions of a shared-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of award (as equity or liability) changes as a result of the change in terms and conditions. This update is effective for our fiscal year beginning January 1, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2017-09 on our consolidated financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory. This update requires recognition of the income-tax consequences of an intra-entity transfer of assets other than inventory. Under current GAAP, recognition of the income tax consequences for assets other than inventory could only occur upon sale to a third party. This update is effective for our fiscal year beginning January 1, 2018. We are currently evaluating the impact of the adoption of ASU 2016-16 on our consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets. The update impacts financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for our fiscal year beginning January 1, 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
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

Conduent Form 10-Q

In January 2017 the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 305): Simplifying the Goodwill Impairment Test, which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This update is effective for our fiscal year beginning January 1, 2020; however the Company has elected the early adoption option, as permitted by ASU 2017-04, for goodwill impairment tests performed after January 1, 2017. The adoption of this standard did not have any effect on our financial condition, results of operations or cash flows as goodwill has not been impaired since we adopted this standard.
Equity Method Accounting
In March 2016, the FASB issued ASU 2016-07, Investments (Topic 323): Equity Method and Joint Ventures, Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income(loss) ("AOCI") will be recognized through earnings. This update was effective for our fiscal year beginning January 1, 2017, and did not have a material impact on our financial condition, results of operations or cash flows.
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

•
Financial Instruments (Topic 825): ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities, which is effective for our fiscal year beginning January 1, 2018, and is not expected to have a material impact on our financial condition, results of operations or cash flows.

•
Inventory (Topic 330): ASU 2015-11, Simplifying the Subsequent Measurement of Inventory, which is effective for our fiscal year beginning January 1, 2017, did not have a material impact on our financial condition, results of operations or cash flows.

•
Derivatives and Hedging (Topic 815): ASU 2016-06, Contingent Put and Call Options in Debt Instruments, was effective for our fiscal year beginning January 1, 2017, and did not have a material impact on our financial condition, results of operations or cash flows at this time.

•
Derivatives and Hedging (Topic 815): ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, was effective for our fiscal year beginning January 1, 2017, and did not have a material impact on our financial condition, results of operations or cash flows.

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
Other: Other includes our Government Health Enterprise Medicaid Platform business, where we are limiting our focus to our current Health Enterprise clients and our Student Loan business, which is in run-off mode. Other also includes non-allocated corporate expenses as well as inter-segment eliminations.
Selected financial information for our reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit(Loss)
2017
Commercial Industries	$876	$32	$1,799	$61
Public Sector	540	59	1,089	120
Other	80	(4)	161	(8)
Total	$1,496	$87	$3,049	$173
2016
Commercial Industries	$939	$35	$1,946	$61
Public Sector	579	78	1,150	139
Other	95	(36)	202	(52)
Total	$1,613	$77	$3,298	$148

Conduent Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Pre-tax Loss	2017	2016	2017	2016
Segment Profit	$87	$77	$173	$148
Reconciling items:
Amortization of intangible assets	(61)	(62)	(122)	(137)
Restructuring and related costs	(36)	(23)	(54)	(49)
Interest Expense	(34)	(1)	(70)	(2)
(Gain) on sale of asset(1)	24	—	24	—
Related party interest	—	(10)	—	(20)
Separation costs(2)	(1)	(16)	(6)	(19)
Other income (expense), net	10	1	22	(9)
Pre-tax Loss	$(11)	$(34)	$(33)	$(88)
__________________________

(1)	Represents a $24 million gain ($15 million net of tax) on sale of real property in June 2017.

(2)
Separation costs are expenses incurred in connection with the separation into an independent, publicly-traded company. These costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized.

Goodwill
As a result of the 2017 change in segments, we were required to test Goodwill for impairment. As a result of the first quarter 2017 goodwill impairment test, the Commercial Industries reporting unit, which was impaired during the fourth quarter of 2016 and has approximately $1.5 billion of goodwill remaining, has a fair value that exceeded its carrying value by approximately 8.9%. To the extent the assumptions underlying the goodwill impairment test change, there could be additional impairments in the future.

No interim goodwill impairment trigger was identified as there was no significant change in the profitability in each of the reporting units.

Note 4 – Accounts Receivable, Net
Accounts receivable, net were as follows:

(in millions)	June 30, 2017	December 31, 2016
Amounts billed or billable	$1,116	$1,014
Unbilled amounts	262	279
Allowance for doubtful accounts	(4)	(7)
Accounts Receivable, Net	$1,374	$1,286

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent months for current services provided are included in amounts billable, and at June 30, 2017 and December 31, 2016 were approximately $414 million and $429 million, respectively.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivables is determined principally on the basis of past collection experience, as well as consideration of current economic conditions and changes in our customer collection trends.

In the first quarter 2017 we settled a customer dispute over an aged accounts receivable balance for $19 million. We applied $5 million of the proceeds to net accounts receivable and a $14 million gain was recorded as follows:

•	$7 million to discontinued operations as a portion of the receivable was related to a business that was part of our ITO discontinued operation; and

•
$7 million to continuing operations as the remainder of the receivable was related to our continuing Healthcare Provider business; the majority of the $7 million is reflected in legal settlements in Other (income) expense, net.

Conduent Form 10-Q

Note 5 – Restructuring Programs and Related Costs
During the six months ended June 30, 2017, we recorded net restructuring and asset impairment charges of $46 million, which included approximately $31 million of severance costs related to headcount reductions of approximately 2,500 employees worldwide, $16 million of lease cancellation costs and $2 million of asset impairments. These costs were offset by $3 million of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives. The restructuring reserve balance as of June 30, 2017, for all programs was $42 million, of which approximately $38 million is expected to be spent over the next twelve months.
We also recorded $8 million of costs during the six months ended June 30, 2017, primarily related to professional support services associated with the implementation of the strategic transformation program.
Information related to restructuring program activity during the six months ended June 30, 2017 is outlined below:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Accrued Balance at December 31, 2016	$15	$5	$1	$21
Restructuring provision	31	16	2	49
Reversals of prior accruals	(2)	(1)	—	(3)
Net Current Period Charges(1)	29	15	2	46
Charges against reserve and currency	(19)	(3)	(3)	(25)
Accrued Balance at June 30, 2017	$25	$17	$—	$42
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income (Loss) for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Charges against reserve	$16	$15	$25	$22
Asset impairments	(3)	(2)	(3)	(2)
Restructuring Cash Payments	$13	$13	$22	$20

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Commercial Industries	$22	$15	$31	$36
Public Sector	11	4	14	5
Other	1	1	1	4
Total Net Restructuring and Asset Impairment Charges	$34	$20	$46	$45

Conduent Form 10-Q

Note 6 - Debt

Long term debt was as follows:

(in millions)	June 30, 2017	December 31, 2016
Revolving credit facility	$70	$—
Term loan A due 2021(1)	719	694
Term loan B due 2023	846	750
Senior notes due 2024	510	510
Capital lease obligations	46	43
Principal Debt Balance	$2,191	$1,997
Debt issuance costs and unamortized discounts	(61)	(56)
Less: current maturities	(59)	(28)
Total Long-term Debt	$2,071	$1,913
_______

(1)	The aggregate principal debt for Term Loan A includes borrowings in both U.S Dollars and Euros.
Term Loan B Repricing
On April 7, 2017, we entered into Amendment No. 1 (the "Repricing Amendment") to the Credit Agreement, dated as of December 7, 2016. As a result of the Repricing Amendment, we were required to pay the Term B Lenders a 1% principal prepayment fee on approximately $848 million principal balance in the amount of approximately $8 million, and the Term B Loan interest rate was reduced by 1.5%, from 5.5% over LIBOR to 4.0% over LIBOR. The repricing of the Term B Loan interest rate is expected to result in substantial interest rate cost savings over the life of the Term B Loan. Transaction fees of $1 million were expensed.

Note 7 – Financial Instruments

We are a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts, to hedge the funding of foreign entities which have a non-dollar functional currency, thereby reducing volatility of earnings or protecting fair values of assets and liabilities.
At June 30, 2017, we had outstanding forward exchange contracts with gross notional values of approximately $140 million, which is typical of the amounts that are normally outstanding at any point during the year. Approximately 64% of these contracts mature within three months, 14% in three to six months, 17% in six to 12 months and 5% in greater than 12 months. The majority of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on our balance sheet, income statement, or cash flows for the periods presented.

Note 8 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

(in millions)	June 30, 2017	December 31, 2016
Assets:
Foreign exchange contracts - forwards	$3	$1
Deferred compensation investments in cash surrender life insurance	105	99
Deferred compensation investments in mutual funds	9	10
Total	$117	$110
Liabilities:
Foreign exchange contracts - forwards	$1	$3
Deferred compensation plan liabilities	118	113
Total	$119	$116

Conduent Form 10-Q

We utilize the income approach to measure the fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices.
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

	June 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$309	$309	$390	$390
Restricted cash - related party	18	18	18	18
Accounts receivable, net	1,374	1,374	1,286	1,286
Short-term debt	59	59	28	28
Long-term debt	2,071	2,165	1,913	1,933
The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2).

Note 9 – Employee Benefit Plans
We recognized an expense related to our defined contribution plans of $9 million and $10 million for the three months ended June 30, 2017 and 2016, respectively, and $19 million and $18 million, for the six months ended June 30, 2017 and 2016, respectively.

Note 10 - Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$14	$14	$(22)	$(22)	$26	$26	$(15)	$(15)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges - gains	—	(1)	(1)	(1)	2	1	1	—
Changes in cash flow hedges reclassified to earnings(1)	—	1	—	—	1	1	1	1
Net Unrealized (Losses) Gains	—	—	(1)	(1)	3	2	2	1

Defined Benefit Plans Gains (Losses):
Net actuarial gains	1	1	—	—	2	2	—	—
Foreign currency exchange	(2)	(2)	1	1	(2)	(2)	1	1
Changes in Defined Benefit Plans (Losses) Gains	(1)	(1)	1	1	—	—	1	1

Other Comprehensive Income (Loss)	$13	$13	$(22)	$(22)	$29	$28	$(12)	$(13)
_____________________________

(1)	Reclassified to Cost of outsourcing. Refer to Note 7 - Financial Instruments for additional information regarding our cash flow hedges.

Conduent Form 10-Q

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

(in millions)	June 30, 2017	December 31, 2016
Cumulative translation adjustments	$(446)	$(472)
Other unrealized gains (losses), net	1	(1)
Benefit plans net actuarial losses and prior service credits	(53)	(53)
Total Accumulated Other Comprehensive Loss	$(498)	$(526)

Note 11 – Contingencies and Litigation

As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters and, as of June 30, 2017, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed financial position or liquidity. As of June 30, 2017, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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

Conduent Form 10-Q

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
Other Contingencies

Certain contracts, primarily in our Public Sector segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2017, we had $645 million of outstanding surety bonds used to secure our performance of contractual obligations with our clients, and we had $128 million of outstanding letters of credit and bank guarantees used to secure our performance of contractual obligations to our clients as well as other corporate obligations.
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
We have service arrangements where we service third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third-party. At June 30, 2017, we serviced a FFEL portfolio of approximately 1.1 million loans with an outstanding principal balance of approximately $18.3 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve,

Conduent Form 10-Q

through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2017, other current liabilities include reserves of approximately $2 million for losses on defaulted loans purchased which we believe to be adequate. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

Note 12 - Preferred Stock
Series A Preferred Stock

In connection with the Separation from Xerox, we issued 120 thousand shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 million and an initial fair value of $142 million. The convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 million per year). Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393 thousand shares (reflecting an initial conversion price of approximately $22.25 per share of common stock), subject to customary anti-dilution adjustments.

Note 13 – Shareholders’ Equity

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Former Parent Company Investment	Conduent Shareholders' Equity
Balance at December 31, 2016	$2	$3,812	$—	$(526)	$—	$3,288
Comprehensive (loss) income, net	—	—	(10)	28	—	18
Cash dividends paid - preferred stock(2)	—	—	(5)	—	—	(5)
Stock option and incentive plans, net	—	16	—	—	—	16
Balance at June 30, 2017	$2	$3,828	$(15)	$(498)	$—	$3,317

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Former Parent Company Investment	Conduent Shareholders' Equity
Balance at December 31, 2015	$—	$—	$—	$(181)	$5,343	$5,162
Comprehensive loss, net	—	—	—	(13)	(33)	(46)
Net transfers from former parent	—	—	—	—	390	390
Balance at June 30, 2016	$—	$—	$—	$(194)	$5,700	$5,506
_____________________________

(1)	AOCL - Accumulated other comprehensive loss.

(2)	Cash dividends on preferred stock of $20.00 per share for the first and second quarters of 2017.

Conduent Form 10-Q

Note 14 – Earnings per Share
We did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2017	2016	2017	2016
Basic Earnings (Loss) per Share:
Net loss from continuing operations	$(4)	$(10)	$(14)	$(33)
Accrued dividends on preferred stock	(3)	—	(5)	—
Adjusted Net Loss From Continuing Operations Available to Common Shareholders	(7)	(10)	(19)	(33)
Income from discontinued operations, net of tax	—	—	4	—
Adjusted Net Loss Available to Common Shareholders	$(7)	$(10)	$(15)	$(33)
Weighted average common shares outstanding	203,673	202,875	203,522	202,875

Basic Earnings (Loss) per Share:
Continuing operations	$(0.03)	$(0.05)	$(0.09)	$(0.17)
Discontinued operations	—	—	0.02	—
Basic Loss per Share	$(0.03)	$(0.05)	$(0.07)	$(0.17)

Diluted Earnings (Loss) per Share:
Net loss from continuing operations	$(4)	$(10)	$(14)	$(33)
Accrued dividends on preferred stock	(3)	—	(5)	—
Adjusted Net Loss from Continuing Operations Available to Common Shareholders	(7)	(10)	(19)	(33)
Net income from discontinued operations	—	—	4	—
Adjusted Net Loss Available to Common Shareholders	$(7)	$(10)	$(15)	$(33)
Weighted average common shares outstanding(1)	203,673	202,875	203,522	202,875

Diluted Earnings (Loss) per Share:
Continuing operations	$(0.03)	$(0.05)	$(0.09)	$(0.17)
Discontinued operations	—	—	0.02	—
Diluted Loss per Share:	$(0.03)	$(0.05)	$(0.07)	$(0.17)

(1) Due to the net loss from continuing operations, the computation of weighted average shares is the same for basic and diluted earnings per share.

Note 15 – Related Party Transaction

In January 2017, in connection with the Separation, we paid Xerox $161 million for final settlement per the Separation agreement.
The Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 included an allocation of general corporate expenses from Xerox, the Company's former parent. Management considered these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided by Xerox. Allocations for management costs and corporate support services provided totaled $39 million and $84 million for the three and six months ended June 30, 2016, respectively. These amounts included costs for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of costs, headcount or other measures we have determined as reasonable.

Conduent Form 10-Q

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

Separation from Xerox Corporation
On December 31, 2016, Conduent Incorporated completed its spin-off from Xerox Corporation. As a result of the spin-off, we now operate as an independent, publicly traded company on the New York Stock Exchange, under the ticker "CNDT". Refer to Note 1 - Basis of Presentation, in the Condensed Consolidated Financial Statements for additional information regarding the separation.
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

Financial Review - Results of Operations
Revenue Results Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Total Revenues	$1,496	$1,613	(7)%	$3,049	$3,298	(8)%
Total revenues for the three months ended June 30, 2017 decreased 7% from the prior year period with no impact from currency. Total revenues for the six months ended June 30, 2017 decreased 8% from the prior year period with a 1% negative impact from currency. The decline in revenue was driven by decreases across all segments due primarily to lost business, the wind-down of the New York Medicaid Management Information System (NY MMIS) contract, the run-off of our Student Loan business, strategic contract actions taken by management as part of portfolio management, lower volumes and overall price declines that were consistent with prior-period trends. Partially offsetting the decline was the ramp in new contracts in Commercial Industries and Public Sector businesses.

Conduent Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	GAAP as Reported				Adjusted
	Three Months Ended June 30,				Three Months Ended June 30,
	2017	2016	B/(W)		2017	2016	B/(W)
Gross Margin(1)	16.2%	15.8%	0.4	pts.	16.3%	15.8%	0.5	pts.
SG&A as a % of Revenue	10.2%	10.5%	0.3	pts.	n/a	n/a	n/a	pts.
Pre-tax loss margin	(0.7)%	(2.1)%	1.4	pts.	n/a	n/a	n/a	pts.
Operating Margin(2)	5.8%	4.8%	1.0	pts.	5.9%	4.8%	1.1	pts.

	Six Months Ended June 30,				Six Months Ended June 30,
	2017	2016	B/(W)		2017	2016	B/(W)
Gross Margin(1)	16.5%	15.7%	0.8	pts.	16.6%	15.7%	0.9	pts.
SG&A as a % of Revenue	10.6%	10.7%	0.1	pts.	n/a	n/a	n/a	pts.
Pre-tax loss margin	(1.1)%	(2.7)%	1.6	pts.	n/a	n/a	n/a	pts.
Operating Margin(2)	5.7%	4.5%	1.2	pts.	5.8%	4.5%	1.3	pts.
____________
(1) Refer to the Gross Margin Reconciliation table in the "Non-GAAP Financial Measures" section.
(2) Refer to the Operating Income/Margin Reconciliation table in the "Non-GAAP Financial Measures" section.

Gross Margin
Gross margin of 16.2% for the three months ended June 30, 2017, improved 0.4-percentage points as compared to the prior year period. On an adjusted1 basis, gross margin of 16.3% for the three months ended June 30, 2017, improved 0.5-percentage points as compared to the prior year period. The improvement reflects our strategic transformation initiatives, improvement in our Other segment and the ramping of new business, partially offset by lost business and continued margin pressures in our customer experience service offering and price declines.
Gross margin of 16.5% for the six months ended June 30, 2017, improved 0.8-percentage points as compared to the prior year period. On an adjusted1 basis, gross margin of 16.6% for the six months ended June 30, 2017, improved 0.9-percentage points as compared to the prior year period. This improvement reflects our strategic transformation initiatives, improvement in our Other segment and the ramping of new business, partially offset by lost business and continued margin pressures in our customer experience service offerings and price declines.
Additional analysis of the change in gross margin for each business segment is included under "Operations Review of Segment Revenue and Profit" below.
_______________
(1)Refer to the Gross Margin Reconciliation table in the "Non-GAAP Financial Measures" section.
Selling, General and Administrative (SG&A)
SG&A of $153 million for the three months ended June 30, 2017, was $17 million lower than the prior year reflecting the impact of our strategic transformation initiatives that drove lower wages and benefits and a decrease in bad debt expense, partially offset by dis-synergy costs. SG&A as a percentage of revenue of 10.2% for the three months ended June 30, 2017 was 0.3-percentage points lower compared to the prior year period.
SG&A of $322 million for the six months ended June 30, 2017, was $31 million lower than the prior year reflecting the impact of our strategic transformation initiatives which resulted in lower wages and benefits and a decrease in bad debt expense, partially offset by dis-synergy costs. SG&A as a percentage of revenue of 10.6% for the six months ended June 30, 2017 was 0.1-percentage points lower compared to the prior year period.

Conduent Form 10-Q

Pre-tax Loss Margin
Pre-tax loss margin of 0.7% for the three months ended June 30, 2017, improved 1.4-percentage points as compared to the prior year period primarily driven by the improvement on our Other segment, benefits from our strategic transformation program, gain on sale of asset and lower separation costs, partially offset by higher interest expense, higher restructuring and related costs and dis-synergies.
Pre-tax loss margin of 1.1% for the six months ended June 30, 2017, improved 1.6-percentage points as compared to the prior year period primarily driven by the improvement in our Other segment, benefits from our strategic transformation program, gain on sale of asset and lower separation costs, partially offset by higher interest expense, higher restructuring and related costs and dis-synergies.
Adjusted1 Operating Margin
Operating income and margin represents total revenue less total cost of services, SG&A and R&D costs. Adjusted1 operating income and margin excludes the NY MMIS wind-down costs and the HE charge adjustment that are reported within total cost of services.
Adjusted operating margin1 of 5.9% for the three months ended June 30, 2017 improved 1.1-percentage points as compared to the prior year period primarily driven by benefits from our strategic transformation program and improvement in our Other segment, partially offset by dis-synergy costs and investments.
Adjusted operating margin1 of 5.8% for the six months ended June 30, 2017 improved 1.3-percentage points as compared to the prior year period primarily driven by benefits from our strategic transformation program and improvement in our Other segment, partially offset by dis-synergy costs and investments.
_______________
(1)Refer to the Operating Income / Margin Reconciliation table in the "Non-GAAP Financial Measures" section.
Restructuring and Related Costs
During the three months ended June 30, 2017, we recorded net restructuring and related costs of $36 million which was comprised of net restructuring and asset impairment charges of $34 million and strategic transformation costs of $2 million. The net restructuring and asset impairment charges include approximately $20 million of severance costs related to headcount reductions of approximately 1,800 employees worldwide, $13 million of lease cancellation costs and $2 million of asset impairments. These costs were offset by $1 million of net reversals primarily resulting from changes in estimated reserves from prior-period initiatives.
During the six months ended June 30, 2017, we recorded net restructuring and related costs of $54 million which was comprised of net restructuring and asset impairment charges of $46 million and strategic transformation costs of $8 million. The net restructuring and asset impairment charges included approximately $31 million of severance costs related to headcount reductions of approximately 2,500 employees worldwide, $16 million of lease cancellation costs and $2 million of asset impairments. These costs were offset by $3 million of net reversals, primarily resulting from changes in estimated reserves from prior-period initiatives.
During the three months ended June 30, 2016, we recorded net restructuring and related costs of $23 million which was comprised of net restructuring and asset impairment charges of $20 million and strategic transformation costs of $3 million. The net restructuring and asset impairment charges included approximately $22 million of severance costs related to headcount reductions of approximately 450 employees worldwide, $1 million of lease cancellation costs and $2 million of asset impairments. These costs were partially offset by $5 million of net reversals for changes in estimated reserves from prior-period initiatives.
During the six months ended June 30, 2016, we recorded net restructuring and related costs of $49 million which was comprised of net restructuring and asset impairment charges of $45 million and strategic transformation costs of $4 million. The net restructuring and asset impairment charges included approximately $48 million of severance costs related to headcount reductions of approximately 3,850 employees worldwide, $2 million of lease cancellation costs and $2 million of asset impairments. These costs were partially offset by $7 million of net reversals for changes in estimated reserves from prior-period initiatives.
The strategic transformation costs related primarily to professional support services associated with the implementation of our strategic transformation program.
The restructuring reserve balance as of June 30, 2017, for all programs was $42 million, of which approximately $38 million is expected to be spent over the next twelve months.

Conduent Form 10-Q

Refer to Note 5 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
Amortization of intangible assets of $61 million for the three months ended June 30, 2017, decreased $1 million compared to the prior year period.
Amortization of intangible assets of $122 million for the six months ended June 30, 2017, decreased $15 million compared to the prior year period which included the first quarter 2016 accelerated amortization related to the loss of a large customer contract.
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
Separation costs for the three and six months ended June 30, 2017, were $1 million and $6 million, respectively, and decreased $15 million and $13 million, respectively, compared to prior year periods.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three and six months ended June 30, 2017 was $34 million and $70 million, respectively, and increased $33 million and $68 million, respectively, compared to the prior year period primarily due to the issuance of debt the establishment of our Credit Facility in connection with the capitalization of the company during the spin-off in December 2016 and the subsequent additional borrowing under the Term Loan B in January 2017.
Refer to Note 6 - Debt, in the Condensed Consolidated Financial Statements for additional information.
Related-Party Interest
Related-party interest expense for the three and six months ended June 30, 2016, was $10 million and $20 million, respectively, primarily due to the capitalization of certain related party notes payable.
Gain on Sale of Asset
Represents a $24 million gain ($15 million net of tax) on sale of real property in June 2017.
Other (Income) Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
(Gain) loss on sales of businesses and assets	$(1)	$1	$(1)	$1
Currency losses (gains), net	2	(1)	4	(2)
Litigation matters	(9)	5	(20)	11
Deferred compensation investment gains	(4)	(3)	(8)	(3)
All other expense (income), net	2	(3)	3	2
Total Other (Income) Expense	$(10)	$(1)	$(22)	$9
Currency Losses (Gains), Net: Currency losses (gains,) net is primarily the result of the re-measurement of foreign currency-denominated assets and liabilities, the cost of hedging foreign currency-denominated assets and liabilities and the mark-to-market of foreign exchange contracts utilized to hedge those foreign currency denominated assets and liabilities.

Litigation Matters: Litigation matters reflect probable losses and reserves for various legal matters. Litigation matters for the three and six months ended June 30, 2017 primarily reflect income received as a result of several customer dispute settlements.

Conduent Form 10-Q

Refer to Note 11 - Contingencies and Litigation, in the Condensed Consolidated Financial Statements for additional information regarding litigation against the Company.
Deferred Compensation Investment Gains: Represents gains on investments supporting certain of our deferred compensation arrangements. These gains are offset by a decrease in compensation expense recorded in SG&A as a result of the decrease in the liability associated with these arrangements.
Income Taxes

The effective tax rate for the three months ended June 30, 2017, was (63.6)% as compared with (70.6)% for the three months ended June 30, 2016. The rates are higher than the U.S. statutory tax rate of 35% primarily due to pre-tax losses in the U.S. which are taxed at a higher rate than our foreign pre-tax income. On an adjusted1 basis the effective tax rate for the three months ended June 30, 2017 was 33.3% as compared with 4.5% for the three months ended June 30, 2016, which excludes the tax effect of restructuring and related costs, amortization of intangible assets, separation costs, NY MMIS wind-down cost, gain on the sale of an asset and other (income) expense, net. The higher June 30, 2017 effective tax rate is primarily due to geographic mix of earnings and impacts of tax settlements.
The effective tax rate for the six months ended June 30, 2017, was (57.6)% as compared with (62.5)% for the six months ended June 30, 2016. The rates are higher than the U.S. statutory tax rate of 35% primarily due to pre-tax losses in the U.S. which are taxed at a higher rate than our foreign pre-tax income. On an adjusted1 basis the effective tax rate for the six months ended June 30, 2017 was 33.6% as compared with 12.7% for the six months ended June 30, 2016, which excludes the tax effect of the restructuring and related costs, amortization of intangible assets, separation costs, NY MMIS wind-down costs, HE charge, gain on sale of an asset and other (income) expense, net. The higher June 30, 2017 effective tax rate is primarily due to geographic mix of earnings and impacts of tax settlements.
_______________

(1)	Refer to the Effective Tax Rate Reconciliation table in the "Non-GAAP Financial Measures" section.
Net Loss from Continuing Operations
Net loss from continuing operations for the three months ended June 30, 2017, was $4 million or $0.03 per diluted share, reflecting improvements in our Other segment, benefits from our strategic transformation program and the gain on sale of an asset which were more than offset by costs and dis-synergies. On an adjusted1 basis, net income from continuing operations for the three months ended June 30, 2017, was $36 million, or $0.16 per diluted share, reflecting adjustments for the amortization of intangible assets, restructuring and related costs, separation costs, NY MMIS wind-down costs, gain on sale of an asset and other (income) expense net.
Net loss from continuing operations for the six months ended June 30, 2017, was $14 million or $0.09 per diluted share, reflecting improvements in our Other segment, benefits from strategic transformation program and the gain on sale of an asset were more than offset by costs and dis-synergies. On an adjusted1 basis, net income from continuing operations for the six months ended June 30, 2017, was $71 million, or $0.32 per diluted share, reflecting adjustments for the amortization of intangible assets, restructuring and related costs, separation costs, NY MMIS wind-down costs, HE adjustment, gain on sale of an asset and other (income) expense net.
Net loss from continuing operations for the three months ended June 30, 2016, was $10 million or $0.05 per diluted share. On an adjusted1 basis, net income from continuing operations for the three months ended June 30, 2016, was $63 million, or $0.30 per diluted share, reflecting adjustments for the amortization of intangible assets, restructuring and related costs, separation costs and other (income) expense net.
Net loss from continuing operations for the six months ended June 30, 2016, was $33 million or $0.17 per diluted share. On an adjusted1 basis, net income from continuing operations for the six months ended June 30, 2016, was $110 million, or $0.52 per diluted share, reflecting adjustments for the amortization of intangible assets, restructuring charges, separation costs and other (income) expense net.
_______________

(1)	Refer to the "Non-GAAP Financial Measures" section for a reconciliation of reported net income from continuing operations to adjusted net income.

Conduent Form 10-Q

Net Loss
Net loss for the three months ended June 30, 2017 was $4 million, or $0.03 per diluted share. Net loss for the six months ended June 30, 2017 was $10 million, or $0.07 per diluted share.
Net loss for the three months ended June 30, 2016 was $10 million, or $0.05 per diluted share. Net loss for the six months ended June 30, 2016 was $33 million, or $0.17 per diluted share.
Refer to Note 14 - Earnings Per Share, in the Condensed Consolidated Financial Statements for additional information.
Other Comprehensive Income (Loss), Net
Other comprehensive income for the three months ended June 30, 2017 was $13 million as compared to a loss of $22 million in the prior year period. The change of $35 million is primarily due to a $36 million gain from the translation of foreign currency denominated net assets.
Other comprehensive income for the six months ended June 30, 2017 was $28 million as compared to a loss of $13 million in the prior year period. The change of $41 million is primarily due to a gain from the translation of foreign currency denominated net assets.
Worldwide Employment
Worldwide employment was approximately 89,000 as of June 30, 2017 and decreased by 7,000 from December 31, 2016, due primarily to the impact of restructuring and productivity reductions as well as seasonal reductions, partially offset by additions from ramping new business.

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
Our financial performance is based on the following three reportable segments (all prior periods have been adjusted to reflect the new reporting segments):

•	Commercial Industries,

•	Public Sector, and

•	Other

Conduent Form 10-Q

Revenues by segment for the three and six months ended June 30 were:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin	Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2017
Commercial Industries	$876	59%	$32	3.7%	$1,799	59%	$61	3.4%
Public Sector	540	36%	59	10.9%	1,089	36%	120	11.0%
Other	80	5%	(4)	(5.0)%	161	5%	(8)	(5.0)%
Total	$1,496	100%	$87	5.8%	$3,049	100%	$173	5.7%

2017 Adjusted:(1)
Other	$80	5%	$(3)	(3.8)%	$161	5%	$(4)	(2.5)%
Total	$1,496	100%	$88	5.9%	$3,049	100%	$177	5.8%

2016
Commercial Industries	$939	58%	$35	3.7%	$1,946	59%	$61	3.1%
Public Sector	579	36%	78	13.5%	1,150	35%	139	12.1%
Other	95	6%	(36)	(37.9)%	202	6%	(52)	(25.7)%
Total	$1,613	100%	$77	4.8%	$3,298	100%	$148	4.5%

(1) Refer to the Other segment margin reconciliation table in the "Non-GAAP Financial Measures" section.
Commercial Industries Segment
Revenue
Commercial Industries revenue of $876 million for the three months ended June 30, 2017 was 59% of total revenue and decreased 7% from the prior year. The decline was driven primarily by strategic exits and lost business in the Healthcare Payer and High Tech Industrial & Retail businesses and lower volumes from existing clients, partially offset by revenue from ramping new contracts.
Commercial Industries revenue of $1,799 million for the six months ended June 30, 2017 was 59% of total revenue and decreased 8% from the prior year. The decline was driven primarily by strategic exits and lost business in the Healthcare Payer and High Tech Industrial & Retail businesses and lower volumes from existing clients, partially offset by revenue from ramping new contracts.
Segment Margin
Commercial Industries segment margin of 3.7% for the three months ended June 30, 2017 was flat compared to the prior year period as benefits from our strategic transformation cost initiatives was offset by losses in our customer experience services offering and the overall revenue decline from existing clients, investments and dis-synergy costs.
Commercial Industries segment margin of 3.4% for the six months ended June 30, 2017 increased 0.3-percentage points compared to the prior year period as benefits from our strategic transformation cost initiatives was partially offset by losses in our customer experience services offering and the overall revenue decline from existing clients, investments and dis-synergy costs.
Commercial Industries has a higher proportion of multi-industry service offerings, particularly in customer experience service, which has a lower margin as compared to the industry-specific service offerings, which normally has a higher margin. Accordingly, the overall margin for the Commercial Industries segment is expected to be lower than the margin of the Public Sector segment where industry-specific service offerings are more prominent.

Conduent Form 10-Q

Public Sector Segment
Revenue
Public Sector revenue of $540 million for the three months ended June 30, 2017 was 36% of total revenue and decreased 7% compared to the prior year. The decrease was primarily driven by contract losses in State & Local, Government Healthcare and Payment Services. These headwinds were partially offset by ramping of new contracts in our Transportation business.
Public Sector revenue of $1,089 million for the six months ended June 30, 2017 was 36% of total revenue and decreased 5% compared to the prior year. The decrease was primarily driven by contract losses in State & Local, Government Healthcare and Payment Services. These headwinds were partially mitigated by growth in our Transportation business.
Segment Margin
Public Sector segment margin of 10.9% for the three months ended June 30, 2017 decreased 2.6-percentage points compared to the prior year period due to contract losses in Government Healthcare, State & Local, and Payment Services, dis-synergies and investments in our core offerings.
Public Sector segment margin of 11.0% for the six months ended June 30, 2017 decreased 1.1-percentage points compared to the prior year period due to contract losses in Government Healthcare, State & Local, and Payment Services, dis-synergies and investments in our core offerings.

Other Segment
Revenue
Other revenue of $80 million for the three months ended June 30, 2017 was 5% of total revenues and decreased 16% compared to the prior year. The decline was primarily driven by the exit from the NY MMIS contract and the run-off of the student loan business.
Other revenue of $161 million for the six months ended June 30, 2017 was 5% of total revenues and decreased 20% compared to the prior year. The decline was primarily driven by the exit from the NY MMIS contract and the run-off of the student loan business.
Other Loss
Other loss of $4 million for the three months ended June 30, 2017 improved $32 million compared to the prior year. On an adjusted1 basis, Other loss improved $33 million compared to the three months ended June 30, 2016 primarily due to improved profitability in the student loan business and the wind-down adjustments related to the NY MMIS .
Other loss of $8 million for the six months ended June 30, 2017 improved $44 million compared to the prior year. On an adjusted1 basis, Other loss improved $48 million compared to the six months ended June 30, 2016 primarily due to the wind-down costs related to the NY MMIS contract, HE charge adjustment and improved profitability in the student loan business.

(1)	Refer to the Other segment margin reconciliation table in the "Non-GAAP Financial Measures" section.

Conduent Form 10-Q

Health Enterprise

In February 2017, we determined that it was not probable that the NY MMIS project would be completed. As a result of this determination, we recorded a pre-tax charge of $161 million ($98 million after-tax) in the fourth quarter 2016 financial results. The charge included $83 million for the write-off of contract receivables which were recorded as a reduction of revenue and $78 million recorded in costs of outsourcing, including $36 million for wind down costs, a $28 million non-cash charge for the impairment of software and $14 million for the write-off of deferred contract set-up and transition costs and other related assets and liabilities. The three and six months ended June 30, 2017, includes an adjustments to our estimated wind-down costs of approximately $1 million and $9 million, respectively.
We are in discussions with the State of New York regarding the status and scope of the Health Enterprise platform project, which evolved to include options to not fully complete the project. Based on those discussions, we believe it is probable that we will not fully complete the implementation of the platform in New York. It appears that a negotiated resolution of issues with New York may not be successful and a contractual dispute or claim may occur, the outcome of which cannot be determined at this time. Our HE platform has been fully implemented in New Hampshire, Alaska and North Dakota. We are in the process of obtaining certification for the Alaska and North Dakota. First quarter 2017 included an adjustment of $(5) million for changes in estimates relating to California and Montana.
Metrics
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts.

Signings for the three and six months ended June 30, were:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
New business TCV	$657	$527	$1,187	$1,170
Renewals TCV	587	1,631	988	2,476
Total Signings	$1,244	$2,158	$2,175	$3,646

Annual recurring revenue signings	$130	$112	$274	$241
Non-recurring revenue signings	$109	$139	$201	$222
Signings were an estimated $1,244 million and $2,175 million in TCV for the three and six months ended June 30, 2017, respectively, and decreased 42% and 40%, from the three and six months ended June 30, 2016, respectively. The decrease reflects the impact of lower contract renewals, partially resulting from our strategic contract remediation actions in 2017 and a large contract renewal in the second quarter of 2016.
Renewal Rate
As reported in the first quarter of 2017, we changed our methodology on how we define renewal rate. Management believes that this revised methodology is more reflective of the ongoing business practices of the company.
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated. Renewal rate for the three and six months ended June 30, 2017 was 89% and 90%, respectively, and was in-line with our target range of 85%-90%. Excluding these strategic actions, renewals would have been approximately 76% and 78% for the three and six months ended June 30, 2017 reflecting strategic decisions to not renew certain contracts.

Conduent Form 10-Q

Capital Resources and Liquidity
As of June 30, 2017 and December 31, 2016, total cash and cash equivalents were $309 million and $390 million, respectively. We had $70 million outstanding borrowings under our Credit Facility as of June 30, 2017.
Additionally, we have letters of credit and bank guarantees outstanding from time-to-time to secure our performance of contractual obligation to our clients and other corporate obligations. Refer to Note 11, Contingencies and Litigation for additional information regarding these guarantees.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2017	2016	Change
Net cash used in operating activities	$(39)	$(178)	$139
Net cash used in investing activities	(19)	(128)	109
Net cash (used in) provided by financing activities	(25)	326	(351)
Effect of exchange rate changes on cash and cash equivalents	2	—	2
(Decrease) increase in cash and cash equivalents	(81)	20	(101)
Cash and cash equivalents at beginning of period	390	140	250
Cash and Cash Equivalents at End of Period	$309	$160	$149
Cash Flows from Operating Activities

Net cash used in operating activities was $39 million for the six months ended June 30, 2017. The $139 million increase in cash flows from operating activities compared to the prior year period was primarily due to the following:

•	$54 million increase in accounts payable and accrued compensation.

•	$50 million increase reflecting reduced wind-down payments associated with implementations in California, Montana and New York.

•	$44 million increase in accounts receivable.

•	$14 million increase in pre-tax income before depreciation and amortization, gain on sale of an asset, HE charges, NY MMIS charge, separation-related costs and restructuring and related charges.

•	$19 million decrease in tax liabilities due to net income tax payments in the current year compared to net income tax refunds in the prior year.
Cash Flows from Investing Activities

Net cash used in investing activities was $19 million for the six months ended June 30, 2017. The $109 million increase in cash from the prior year period was primarily due to the following:

•	$53 million increase due to proceeds from Atos divestiture paid in 2016.

•	$33 million increase due to proceeds received on the sale of an asset in 2017.

•	$23 million increase due to lower capital expenditures (including internal use software) in 2017.
Cash Flows from Financing Activities

Net cash used in financing activities was $25 million for the six months ended June 30, 2017. The $351 million decrease from the prior year period was primarily due to the following:

•	$523 million decrease due to net transfers to former parent.

•	$152 million increase due to proceeds on issuance of debt net of debt payments.

•	$27 million increase due to net payments on related party notes payable.

Conduent Form 10-Q

Capital Market Activity

On April 7, 2017, we entered into Amendment No. 1 to the Credit Agreement, dated December 7, 2016 which reduced the interest rate on our Term Loan B by 1.5% from 5.5% over LIBOR to 4.0% over LIBOR.
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

Recent market events have not caused us to materially modify nor change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 7 – Financial Instruments, in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

Non-GAAP Financial Measures
We have reported our financial results in accordance with U.S. GAAP. In addition, we have discussed our results using certain non-GAAP measures.

We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it is necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related tax effects. Management believes that these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable U.S. GAAP measures and should be read only in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions, and providing such non-GAAP financial measures to investors allows for a further level of transparency as to how management reviews and evaluates our business results and trends. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.

A reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided below.

These reconciliations also include the income tax effects for our non-GAAP performance measures in total, to the extent applicable. The income tax effects are calculated under the same accounting principles as applied to our reported pre-tax performance measures under ASC 740, which employs an annual effective tax rate method. The noted income tax effect for our non-GAAP performance measures is effectively the difference in income taxes for reported and adjusted pre-tax income calculated under the annual effective tax rate method. The tax effect of the non-GAAP adjustments was calculated based upon evaluation of the statutory tax treatment and the applicable statutory tax rate in the jurisdictions in which such charges were incurred.

Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate
We make adjustments to Income (Loss) before Income Taxes for the following items for the purpose of calculating Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate:

Conduent Form 10-Q

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

•	NY MMIS (2017 only). Costs associated with the company not fully completing the State of New York Health Enterprise Platform project.

•	HE charge (2017 only). Costs associated with not fully completing the Health Enterprise Medical Platform implementation projects in California and Montana.

•	Gain on sale of asset (2017 only).

Adjusted Operating Income and Operating Margin
We make adjustments to Costs and Expenses and Operating Margin for the following items for the purpose of calculating Adjusted Operating Income and Adjusted Operating Margin.

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

•	Interest expense. Interest expense includes interest on long-term debt and amortization of debt issuance costs.

•	Related party interest expense.

•
Other (income) expenses, net. Other (income) expenses, net includes losses (gains) on sales of business and assets, currency (gains) losses, net litigation matters and all other (income) expenses, net.

•	NY MMIS (2017 only). Costs associated with the company not fully completing the State of New York Health Enterprise Platform project.

•	HE charge (2017 only). Costs associated with not fully completing the Health Enterprise Medical Platform implementation projects in California and Montana.

•	Gain on sale of asset (2017 only).

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

Conduent Form 10-Q

Net Income (Loss) and EPS Reconciliation:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(in millions, except earnings per share)	Net Income (Loss)	EPS	Net Income (Loss)	EPS
GAAP as Reported From Continuing Operations	$(4)	$(0.03)	$(10)	$(0.05)
Adjustments:
Amortization of intangible assets	61		62
NY MMIS	1		—
Restructuring and related costs	36		23
Separation costs	1		16
(Gain) on sale of asset	(24)		—
Other (income) expenses, net	(10)		(1)
Less: Income tax adjustments(1)	(25)		(27)
Adjusted Net Income (Loss) and EPS	$36	$0.16	$63	$0.30

(shares)
Weighted average common shares outstanding		204		203
Restricted stock and performance shares		3		3
8% Convertible preferred stock		—		5
Adjusted Weighted Average Shares Outstanding(2)		207		211
(1) Reflects the income tax (expense) benefit of the adjustments. Refer to the Effective Tax Rate reconciliation details.
(2) Average shares for the 2017 calculation of adjusted EPS exclude 5 million shares associated with our Series A convertible preferred stock and includes the impact of the preferred stock quarterly dividend of $3 million for the three months ended June 30, 2017. Average shares for the 2016 calculation of adjusted EPS include 5 million shares associated with our Series A convertible preferred stock and excludes the impact of the preferred stock quarterly dividend.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(in millions, except earnings per share)	Net Income (Loss)	EPS		Net Income (Loss)	EPS
GAAP as Reported From Continuing Operations	$(14)	$(0.09)	—	$(33)	$(0.17)
Adjustments:
Amortization of intangible assets	122			137
NY MMIS	9			—
Restructuring and related costs	54			49
HE charge	(5)			—
Separation costs	6			19
(Gain) on sale of asset	(24)			—
Other (income) expenses, net	(22)			9
Less: Income tax adjustments(1)	(55)			(71)
Adjusted Net Income (Loss) and EPS	$71	$0.32		$110	$0.52

(shares)
Weighted average common shares outstanding		204			203
Restricted stock and performance shares		2			2
8% Convertible preferred stock		—			5
Adjusted Weighted Average Shares Outstanding(2)		206			210
(1) Reflects the income tax (expense) benefit of the adjustments. Refer to the Effective Tax Rate reconciliation details.
(2) Average shares for the 2017 calculation of adjusted EPS exclude 5 million shares associated with our Series A convertible preferred stock and includes the impact of the preferred stock quarterly dividend of $5 million for the six months ended June 30, 2017. Average shares for the 2016 calculation of adjusted EPS include 5 million shares associated with our Series A convertible preferred stock and excludes the impact of the preferred stock quarterly dividend.

Conduent Form 10-Q

Effective Tax Rate Reconciliation:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(in millions)	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate
GAAP as Reported From Continuing Operations	$(11)	$(7)	(63.6)%	$(34)	$(24)	(70.6)%
Non-GAAP adjustments(1)	65	25		100	27
Adjusted(2)	$54	$18	33.3%	$66	$3	4.5%

(1) Refer to Net Income (Loss) reconciliation for details.
(2) The tax impact of Adjusted Pre-Tax Income (Loss) from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(in millions)	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate
GAAP as Reported From Continuing Operations	$(33)	$(19)	(57.6)%	$(88)	$(55)	(62.5)%
Non-GAAP adjustments(1)	140	55		214	71
Adjusted(2)	$107	$36	33.6%	$126	$16	12.7%

(1) Refer to Net Income (Loss) reconciliation for details.
(2) The tax impact of Adjusted Pre-Tax Income (Loss) from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Gross Margin Reconciliation (2017 only):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
GAAP as Reported From Continuing Operations	16.2%	16.5%
Adjustments:
NY MMIS	0.1%	0.3%
HE charge	—%	(0.2)%
Adjusted Gross Margin	16.3%	16.6%
Operating Income / Margin Reconciliation:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(in millions)	Pre Tax Profit (Loss)	Revenue	Margin	Pre Tax Profit (Loss)	Revenue	Margin
GAAP as Reported(1)	$(11)	$1,496	(0.7)%	$(34)	1,613	(2.1)%
Adjustments:
Amortization of intangible assets	61			62
NY MMIS	1			—
Restructuring and related costs	36			23
Separation costs	1			16
Interest expense	34			1
Related party interest	—			10
(Gain) on sale of asset	(24)			—
Other (income) expenses, net	(10)			(1)	—
Adjusted Operating Income/Margin	$88	$1,496	5.9%	$77	$1,613	4.8%

(1) Pre-Tax Loss and revenue from continuing operations.

Conduent Form 10-Q

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(in millions)	Pre Tax Profit (Loss)	Revenue	Margin	Pre Tax Profit (Loss)	Revenue	Margin
GAAP as Reported(1)	$(33)	$3,049	(1.1)%	$(88)	3,298	(2.7)%
Adjustments:
Amortization of intangible assets	122			137
NY MMIS	9			—
Restructuring and related costs	54			49
HE charge	(5)	—		—	—
Separation costs	6			19
Interest expense	70			2
Related party interest	—			20
(Gain) on sale of asset	(24)			—
Other (income) expenses, net	(22)			9	—
Adjusted Operating Income/Margin	$177	$3,049	5.8%	$148	$3,298	4.5%

(1) Pre-Tax Loss and revenue from continuing operations.

Other Segment Margin Reconciliation (2017 only):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions)	Revenue	Loss	Margin	Revenue	Loss	Margin
GAAP as Reported from Continuing Operations	$80	$(4)	(5.0)%	$161	(8)	(5.0)%
Adjustments:
NY MMIS	—	1		—	9
HE charge	—	—		—	(5)
Adjusted Operating Margin	$80	$(3)	(3.8)%	$161	$(4)	(2.5)%

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

Conduent Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2017
During the quarter ended June 30, 2017, Registrant did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2017
Repurchases Related to Stock Compensation Programs: None.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	—	$—	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	—

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ JAY T. CHU
Jay T. Chu Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 9, 2017

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