Form 10-Q
period 2017-09-30
CONDUENT Inc
filed 2017-11-08
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at October 31, 2017
Common Stock, $0.01 par value	210,377,257

Conduent Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information, and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our security systems and service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 and our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Conduent Form 10-Q

CONDUENT INCORPORATED
FORM 10-Q
September 30, 2017

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.conduent.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Conduent Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2017	2016	2017	2016
Revenues
Revenue	$1,470	$1,585	$4,497	$4,856
Related party	10	11	32	38
Total Revenues	1,480	1,596	4,529	4,894

Cost of services	1,210	1,319	3,742	4,079
Related party cost of services	9	9	24	28
Gross Margin	261	268	763	787

Operating Costs and Expenses
Research and development	4	7	11	25
Selling, general and administrative	144	164	466	517
Restructuring and related costs	22	8	76	57
Amortization of intangible assets	60	63	182	200
Interest expense	35	1	105	3
Related party interest	—	10	—	30
Separation costs	2	15	8	34
(Gain) loss on sale of asset and businesses	(16)	—	(41)	1
Other (income) expenses, net	(3)	(2)	(24)	6
Total Operating Costs and Expenses	248	266	783	873

Income (Loss) before Income Taxes	13	2	(20)	(86)
Income tax expense (benefit)	30	1	11	(54)
(Loss) Income from Continuing Operations	(17)	1	(31)	(32)
Income from discontinued operations, net of tax	—	—	4	—
Net (Loss) Income	$(17)	$1	$(27)	$(32)

Basic Earnings (Loss) per Share:
Continuing operations	$(0.09)	$0.01	$(0.19)	$(0.16)
Discontinued operations	—	—	0.02	—
Total Basic (Loss) Income per Share	$(0.09)	$0.01	$(0.17)	$(0.16)

Diluted Earnings (Loss) per Share:
Continuing operations	$(0.09)	$0.01	$(0.19)	$(0.16)
Discontinued operations	—	—	0.02	—
Total Diluted (Loss) Income per Share	$(0.09)	$0.01	$(0.17)	$(0.16)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net (Loss) Income	$(17)	$1	$(27)	$(32)

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	8	(10)	34	(25)
Unrealized gains, net	—	—	2	1
Changes in defined benefit plans, net	—	1	—	2
Other Comprehensive Income (Loss), Net	8	(9)	36	(22)

Comprehensive (Loss) Income, Net	$(9)	$(8)	$9	$(54)

(1) Refer to Note 10 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$468	$390
Accounts receivable, net	1,380	1,286
Net receivable from former parent company	31	—
Other current assets	233	241
Total current assets	2,112	1,917
Land, buildings and equipment, net	249	283
Intangible assets, net	959	1,144
Goodwill	3,899	3,889
Other long-term assets	328	476
Total Assets	$7,547	$7,709

Liabilities and Equity
Short-term debt and current portion of long-term debt	$71	$28
Accounts payable	147	164
Accrued compensation and benefits costs	221	269
Unearned income	184	206
Net payable to former parent company	—	124
Other current liabilities	591	611
Total current liabilities	1,214	1,402
Long-term debt	1,991	1,913
Pension and other benefit liabilities	151	172
Deferred taxes	605	619
Other long-term liabilities	132	173
Total Liabilities	4,093	4,279

Contingencies (See Note 11)
Series A Convertible Preferred Stock	142	142

Common Stock	2	2
Additional paid-in-capital	3,834	3,812
Retained deficit	(34)	—
Accumulated other comprehensive loss	(490)	(526)
Total Equity	3,312	3,288
Total Liabilities and Equity	$7,547	$7,709

Shares of common stock issued and outstanding	210,372	202,875
Shares of Series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(17)	$1	$(27)	$(32)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	123	135	378	417
Deferred tax expense (benefit)	24	(35)	(7)	(11)
Gain on investments	(3)	(3)	(10)	(6)
Amortization of debt financing costs	3	—	7	—
Net (gain) loss on sale of asset and businesses	(16)	—	(48)	1
Stock-based compensation	8	8	26	18
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(6)	(27)	(76)	(137)
Decrease (increase) in other current and long-term assets	12	2	(34)	(64)
Decrease in accounts payable and accrued compensation	(1)	(15)	(86)	(154)
Increase (decrease) in restructuring liabilities	1	(17)	25	8
Decrease in other current and long-term liabilities	(26)	(74)	(80)	(164)
Net change in income tax assets and liabilities	5	167	3	91
Other operating, net	(3)	(2)	(6)	(5)
Net cash provided by (used in) operating activities	104	140	65	(38)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(20)	(31)	(57)	(86)
Proceeds from sales of land, buildings and equipment	—	—	33	—
Cost of additions to internal use software	(11)	(11)	(26)	(31)
Proceeds (payments) from sale (purchase) of businesses	56	(1)	56	(54)
Proceeds from investments	117	—	117	—
Net payments on related party notes receivable	—	43	—	43
Other investing	(1)	(1)	(1)	(1)
Net cash provided by (used in) investing activities	141	(1)	122	(129)
Cash Flows from Financing Activities:
Proceeds on long term debt	—	2	306	6
Debt issuance fee payments	—	—	(9)	—
Payments on debt	(79)	(6)	(232)	(18)
Net (payments to) transfer from former parent	—	(145)	(161)	190
Employee stock plans (tax) / proceeds, net	(3)	—	(5)	—
Dividends paid on preferred stock	(2)	—	(7)	—
Other financing	(2)	—	(3)	(1)
Net cash (used in) provided by financing activities	(86)	(149)	(111)	177
Effect of exchange rate changes on cash and cash equivalents	—	(2)	2	(2)
Increase (decrease) in cash and cash equivalents	159	(12)	78	8
Cash and cash equivalents at beginning of period	309	160	390	140
Cash and Cash Equivalents at End of Period	$468	$148	$468	$148

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
The condensed balance sheet as of December 31, 2016 has been derived from audited financial statements and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. You should read these Condensed Consolidated Financial Statements, and notes thereto, in conjunction with the Consolidated Financial Statements included in our 2016 Annual Report.
In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year. For convenience and ease of reference, we refer to the financial statement caption “Income (Loss) before Income Taxes ” as “pre-tax income (loss)”.

Separation from Xerox Corporation
On December 31, 2016, Conduent Incorporated spun-off from Xerox Corporation (Xerox), pursuant to the Separation and Distribution Agreement. The separation was completed by way of a pro rata distribution of Conduent Incorporated shares held by Xerox to Xerox’s shareholders. As a result of the spin-off, we now operate as an independent, publicly traded company on the New York Stock Exchange, under the ticker "CNDT".
Prior to December 31, 2016, the Financial Statements of the Company were derived from the Consolidated Financial Statements and accounting records of Xerox as if the Company operated on a standalone basis and were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Historically, the Company consisted of the Business Process Outsourcing Operating segment within Xerox’s reportable Services segment and did not operate as a separate, standalone company. Accordingly, Xerox had reported the financial position and the related results of operations, cash flows and changes in equity of the Company in Xerox’s Consolidated Financial Statements.

Note 2 – Recent Accounting Pronouncements

New Accounting Standards To Be Adopted

Revenue Recognition: In May 2014, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to revenue recognition to clarify the principles for recognizing revenue and replaces all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated guidance also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers largely on a disaggregated basis. We continue to evaluate the adoption impact of the updated accounting guidance on our financial statements, disclosures and internal controls. However, we do expect that the new guidance could impact (1) the timing of revenue recognition associated with certain contract modifications; (2) revenue associated with postage recognized on a net basis versus the current gross treatment, (3) certain volume discounts, and (4) timing of the amortization of contract acquisition costs. We will adopt this updated accounting guidance beginning January 1, 2018 using the modified retrospective method under which we will recognize a cumulative-effect adjustment at the date of adoption supplemented with disclosures.

Conduent Form 10-Q

Leases: In February 2016, the FASB updated the accounting guidance related to leases requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short term leases (lease term of 12 months or less). The accounting for lessors is largely unchanged. This updated guidance is effective for us beginning January 1, 2019, with early adoption permitted. This guidance must be adopted using a modified retrospective approach through a cumulative-effect adjustment for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact of the updated accounting guidance on our consolidated financial statements.
Cash Flows: In November 2016 the FASB issued updated accounting guidance regarding the presentation of restricted cash in the statement of cash flows. Specifically, this update requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. At September 30, 2017 and December 31, 2016, we had $25 million and $22 million of restricted cash, respectively, reported in other current assets. This update is effective for us beginning January 1, 2018.
Business Combinations: In January 2017, the FASB issued clarifying accounting guidance related to the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for us beginning January 1, 2018, with early adoption permitted. The amendment in this update will be applied prospectively. We are currently evaluating the impact of the adoption of this clarifying accounting guidance on our consolidated financial statements.

Accounting Standards Implemented
Goodwill: In January 2017, the FASB issued updated accounting guidance for simplifying the goodwill impairment test. Under the new guidance an entity does not have to calculate the implied fair value of goodwill at the impairment testing date of its assets and liabilities as if those assets and liabilities had been acquired in a business combination. Instead the goodwill impairment test will compare the fair value of a reporting unit with its carrying amount and recognize as an impairment charge any amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We have elected to early adopt this new guidance for our goodwill impairment tests performed after January 1, 2017. Adoption did not have any effect on our financial condition, results of operations or cash flows.

Note 3 – Segment Reporting
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.
Beginning in 2017, in an effort to better reflect how we manage our business, we changed our reporting segments to align the Healthcare business based upon customer focus between Commercial Industries and Public Sector.
Our financial performance is based on "Segment Profit / (Loss)" which is defined as income before amortization of intangibles, restructuring and related costs, interest, gain on sale of an asset, separation costs, other (income) expense, net and income taxes for the following three segments:

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

Conduent Form 10-Q

Selected financial information for our reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit (Loss)
2017
Commercial Industries	$864	$53	$2,663	$114
Public Sector	540	59	1,629	179
Other	76	1	237	(7)
Total	$1,480	$113	$4,529	$286
2016
Commercial Industries	$923	$42	$2,869	$103
Public Sector	584	78	1,734	217
Other	89	(23)	291	(75)
Total	$1,596	$97	$4,894	$245

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Pre-tax Income (Loss)	2017	2016	2017	2016
Segment Profit	$113	$97	$286	$245
Reconciling items:
Amortization of intangible assets	(60)	(63)	(182)	(200)
Restructuring and related costs	(22)	(8)	(76)	(57)
Interest Expense	(35)	(1)	(105)	(3)
(Gains) loss on sale of asset and businesses	16	—	41	(1)
Related party interest	—	(10)	—	(30)
Separation costs(1)	(2)	(15)	(8)	(34)
Other income (expense), net	3	2	24	(6)
Pre-tax Income (Loss)	$13	$2	$(20)	$(86)
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

Goodwill
Due to the first quarter 2017 change in segments, we were required to test Goodwill for impairment. As a result of the impairment test, the fair value of both the Commercial Industries and Public Sector reporting units exceeded their carrying values. To the extent the assumptions underlying the goodwill impairment test change, there could be additional impairments in the future.

No interim goodwill impairment trigger was identified as there was no significant change in the assumptions underlying the impairment test, including profitability in each of the reporting units.

Note 4 – Accounts Receivable, Net
Accounts receivable, net was as follows:

(in millions)	September 30, 2017	December 31, 2016
Amounts billed or billable	$1,115	$1,014
Unbilled amounts	267	279
Allowance for doubtful accounts	(2)	(7)
Accounts Receivable, Net	$1,380	$1,286

Conduent Form 10-Q

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent months for current services provided are included in amounts billable, and at September 30, 2017 and December 31, 2016 were approximately $418 million and $429 million, respectively.

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

In the first quarter 2017 we settled a customer dispute over an aged accounts receivable balance for $19 million. We applied $5 million of the proceeds to net accounts receivable and a $14 million gain was recorded as follows:

•	$7 million to discontinued operations as a portion of the receivable was related to a business that was part of our Information Technology Outsourcing (ITO) discontinued operation; and

•
$7 million to continuing operations as the remainder of the receivable was related to our continuing Healthcare Provider business; the majority of the $7 million is reflected in legal settlements in Other (income) expense, net.

Note 5 – Restructuring Programs and Related Costs
During the nine months ended September 30, 2017, we recorded net restructuring and asset impairment charges of $68 million, which included approximately $38 million of severance costs related to headcount reductions of approximately 3,200 employees worldwide, $33 million of lease cancellation costs and $4 million of asset impairments. These costs were offset by $7 million of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives. The restructuring reserve balance as of September 30, 2017, for all programs was $40 million, of which approximately $28 million is expected to be spent over the next twelve months.
We also recorded $8 million of costs during the nine months ended September 30, 2017, primarily related to professional support services associated with the implementation of the strategic transformation program.
Information related to restructuring program activity during the nine months ended September 30, 2017 is outlined below:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2016	$15	$5	$1	$21
Restructuring provision	38	33	4	75
Reversals of prior accruals	(5)	(2)	—	(7)
Net Current Period Charges	33	31	4	68
Payments and asset impairments	(34)	(9)	(6)	(49)
Accrued Balance at September 30, 2017	$14	$27	$(1)	$40

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Commercial Industries	$13	$—	$44	$36
Public Sector	7	—	21	5
Other	2	—	3	4
Total Net Restructuring and Asset Impairment Charges	$22	$—	$68	$45

Conduent Form 10-Q

Note 6 - Debt

Long term debt was as follows:

(in millions)	September 30, 2017	December 31, 2016
Term loan A due 2021(1)	$727	$694
Term loan B due 2023	844	750
Senior notes due 2024	510	510
Capital lease obligations	39	43
Principal Debt Balance	$2,120	$1,997
Debt issuance costs and unamortized discounts	(58)	(56)
Less: current maturities	(71)	(28)
Total Long-term Debt	$1,991	$1,913
_______

(1)	The aggregate principal debt for Term Loan A includes borrowings in both U.S Dollars and Euros.

Term Loan B Repricing
On April 7, 2017, we entered into Amendment No. 1 (Repricing Amendment) to the Credit Agreement, dated December 7, 2016. As a result of the Repricing Amendment, we were required to pay the Term B Lenders a 1% principal prepayment fee on approximately $848 million principal balance in the amount of approximately $8 million, and the Term B Loan interest rate was reduced by 1.5%, from 5.5% over LIBOR to 4.0% over LIBOR. Transaction fees of $1 million were expensed.

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
At September 30, 2017, we had outstanding forward exchange contracts with gross notional values of approximately $160 million, which is typical of the amounts that are normally outstanding at any point during the year. Approximately 68% of these contracts mature within three months, 12% in three to six months, 15% in six to 12 months and 5% in greater than 12 months. The majority of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on our balance sheet, income statement or cash flows for the periods presented.

Conduent Form 10-Q

Note 8 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value is Level 1 for cash and cash equivalents, restricted cash and accounts receivable,net and Level 2 – Significant Other Observable Inputs for all other instruments.

(in millions)	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$468	$390
Restricted cash	25	22
Accounts receivable, net	1,380	1,286
Foreign exchange contracts - forwards	2	1
Deferred compensation investments in cash surrender life insurance(1)	—	99
Deferred compensation investments in mutual funds(1)	—	10
Total	$1,875	$1,808
Liabilities:
Foreign exchange contracts - forwards	$1	$3
Deferred compensation plan liabilities	116	113
Total	$117	$116
_______

(1)
In September 2017, the Company terminated the legacy deferred compensation plans (“Plans”) and the Company Owned Life Insurance (COLI), which held the Plans’ investments. As a result, the Company sold the Plans’ investments and has approximately $141 million of cash, of which $25 million is overfunded. The only impact to the income statement is a $19 million tax expense that resulted from the fair market value of the sold investments exceeding the Plans’ tax basis. The Company will make payments to Plan participants of approximately $15 million and $101 million in the fourth quarters of 2017 and 2018, respectively.

We utilize the income approach to measure the fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices.
Summary of Other Financial Assets and Liabilities Accounted at Fair Value on a Nonrecurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	71	71	28	28
Long-term debt	1,991	2,085	1,913	1,933
The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2).

Note 9 – Employee Benefit Plans
We recognized an expense related to our defined contribution plans of $8 million and $10 million for the three months ended September 30, 2017 and 2016, respectively, and $27 million and $28 million, for the nine months ended September 30, 2017 and 2016, respectively.

Note 10 - Other Comprehensive Income (Loss)
Other comprehensive income for the three and nine months ended September 30 2017, increased $16 million ($17 million net of tax) and $57 million ($58 million net of tax), respectively, from the prior year periods. The increase primarily reflects gains from translation adjustments.

Conduent Form 10-Q

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

(in millions)	September 30, 2017	December 31, 2016
Cumulative translation adjustments	$(438)	$(472)
Other unrealized gains (losses), net	1	(1)
Benefit plans net actuarial losses and prior service credits	(53)	(53)
Total Accumulated Other Comprehensive Loss	$(490)	$(526)

Note 11 – Contingencies and Litigation

As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters and, as of September 30, 2017, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed financial position or liquidity. As of September 30, 2017, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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
Other Contingencies

Certain contracts, primarily in our Public Sector segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2017, we had $570 million of outstanding surety bonds used to secure our performance of contractual obligations with our clients, and we had $238 million of outstanding letters of credit and bank guarantees used to secure our performance of contractual obligations to our clients as well as other corporate obligations.
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

Conduent Form 10-Q

We have service arrangements where we service third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third-party. At September 30, 2017, we serviced a FFEL portfolio of approximately 0.8 million loans with an outstanding principal balance of approximately $12.8 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2017, other current liabilities include reserves of approximately $1 million for losses on defaulted loans purchased which we believe to be adequate. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

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

Note 13 – Shareholders’ Equity

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Former Parent Company Investment	Conduent Shareholders' Equity
Balance at December 31, 2016	$2	$3,812	$—	$(526)	$—	$3,288
Comprehensive (loss) income, net	—	—	(27)	36	—	9
Cash dividends paid - preferred stock(2)	—	—	(7)	—	—	(7)
Stock option and incentive plans, net	—	22	—	—	—	22
Balance at September 30, 2017	$2	$3,834	$(34)	$(490)	$—	$3,312

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Former Parent Company Investment	Conduent Shareholders' Equity
Balance at December 31, 2015	$—	$—	$—	$(181)	$5,343	$5,162
Comprehensive loss, net	—	—	—	(22)	(32)	(54)
Net transfers from former parent	—	—	—	—	382	382
Balance at September 30, 2016	$—	$—	$—	$(203)	$5,693	$5,490
_____________________________

(1)	AOCL - Accumulated other comprehensive loss.

(2)	Cash dividends on preferred stock of $20.00 per share for the first, second and third quarters of 2017.

Conduent Form 10-Q

Note 14 – Earnings per Share
We did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2017	2016	2017	2016
Basic Earnings (Loss) per Share:
Net (loss) income from continuing operations	$(17)	$1	$(31)	$(32)
Accrued dividends on preferred stock	(2)	—	(7)	—
Adjusted Net (Loss) Income From Continuing Operations Available to Common Shareholders	(19)	1	(38)	(32)
Income from discontinued operations, net of tax	—	—	4	—
Adjusted Net (Loss) Income Available to Common Shareholders	$(19)	$1	$(34)	$(32)
Weighted average common shares outstanding	204,356	202,875	203,838	202,875

Basic Earnings (Loss) per Share:
Continuing operations	$(0.09)	$0.01	$(0.19)	$(0.16)
Discontinued operations	—	—	0.02	—
Basic (Loss) Income per Share	$(0.09)	$0.01	$(0.17)	$(0.16)

Diluted Earnings (Loss) per Share:
Net (loss) income from continuing operations	$(17)	$1	$(31)	$(32)
Accrued dividends on preferred stock	(2)	—	(7)	—
Adjusted Net (Loss) Income from Continuing Operations Available to Common Shareholders	(19)	1	(38)	(32)
Net income from discontinued operations	—	—	4	—
Adjusted Net (Loss) Income Available to Common Shareholders	$(19)	$1	$(34)	$(32)
Weighted average common shares outstanding(1)	204,356	202,875	203,838	202,875

Diluted Earnings (Loss) per Share:
Continuing operations	$(0.09)	$0.01	$(0.19)	$(0.16)
Discontinued operations	—	—	0.02	—
Diluted (Loss) Income per Share:	$(0.09)	$0.01	$(0.17)	$(0.16)

(1) With the exception of the third quarter 2016, the computation of weighted average shares is the same for basic and diluted earnings per share due to the net loss from continuing operations. For third quarter 2016, there were no Conduent options outstanding.

Note 15 – Related Party Transaction

In January 2017, in connection with the Separation and Distribution Agreement, we paid Xerox $161 million for final settlement.
The Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 included an allocation of general corporate expenses from Xerox, the Company's former parent. Management considered these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided, by Xerox. Allocations for management costs and corporate support services provided totaled $41 million and $125 million for the three and nine months ended September 30, 2016, respectively. These amounts included costs for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of costs, headcount or other measures we have determined as reasonable.

Conduent Form 10-Q

Note 16 – Subsequent Event
On October 10, 2017, we entered into Amendment No. 2 (Repricing Amendment) to the Credit Agreement, dated December 7, 2016, as amended by Amendment No. 1 dated April 7, 2017. This Repricing Amendment of Term B Loan reduced the interest rate 1.0% from 4.0% over LIBOR to 3.0% over LIBOR.

Conduent Form 10-Q

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Conduent Incorporated and its consolidated subsidiaries. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes.

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

Financial Review of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	$ Change	2017	2016	$ Change
Total Revenues	$1,480	$1,596	(116)	$4,529	$4,894	(365)
Total Cost of services	1,219	1,328	(109)	3,766	4,107	(341)
Gross Margin	261	268	(7)	763	787	(24)

Operating Costs and Expenses
Research and development	4	7	(3)	11	25	(14)
Selling, general and administrative	144	164	(20)	466	517	(51)
Restructuring and related costs	22	8	14	76	57	19
Amortization of intangible assets	60	63	(3)	182	200	(18)
Interest expense	35	1	34	105	3	102
Related party interest	—	10	(10)	—	30	(30)
Separation costs	2	15	(13)	8	34	(26)
(Gain) loss on sale of asset and businesses	(16)	—	(16)	(41)	1	(42)
Other (income) expenses, net	(3)	(2)	(1)	(24)	6	(30)
Total Operating Costs and Expenses	$248	$266	(18)	$783	$873	(90)

Income (Loss) before Income Taxes	$13	$2	$11	$(20)	$(86)	$66
Income tax expense (benefit)	30	1	29	11	(54)	65
(Loss) Income from Continuing Operations	$(17)	$1	(18)	$(31)	$(32)	1

Revenue
Total revenues for the three months and nine months ended September 30, 2017 declined across all segments due primarily to lost business, the wind-down of the New York Medicaid Management Information System (NY MMIS) contract, the run-off of our Student Loan business, strategic contract actions taken by management as part of our portfolio rationalization, lower volumes and overall price declines that were consistent with prior-period trends. Partially offsetting the decline was the ramp up in new contracts in the Commercial Industries and Public Sector businesses.

Conduent Form 10-Q

Cost of Services
Cost of services for the three and nine months ended September 30, 2017 decreased compared to the prior year periods due primarily to lost business, the wind-down of the NY MMIS contract, the run-off of our Student Loan business, strategic contract actions taken by management as part of portfolio management and lower volumes.

Gross Margin
Declines in gross margin for the three and nine months ended September 30, 2017 compared to the prior year periods reflect lost business and margin pressures in our customer experience service offerings, price declines and to a lesser degree the impact of the hurricanes.
Research and Development
Research and development for the three and nine months ended September 30, 2017, decreased compared to the prior year periods due to cost savings initiatives.
Selling, General and Administrative (SG&A)
SG&A for the three and nine months ended September 30, 2017 was lower than the prior year periods reflecting the impact of our strategic transformation initiatives that drove lower wages and benefits.
Restructuring and Related Costs
Net restructuring and related costs for the three months ended September 30, 2017 includes approximately $7 million of severance costs due to headcount reductions of approximately 700 employees worldwide, $17 million of lease cancellation costs and $2 million of asset impairments. These costs were offset by $4 million of net reversals primarily resulting from changes in estimated reserves from prior-period initiatives.
Net restructuring and related costs for the nine months ended September 30, 2017 includes strategic transformation costs of $8 million and approximately $38 million of severance costs related to headcount reductions of approximately 3,200 employees worldwide, $33 million of lease cancellation costs and $4 million of asset impairments. These costs were offset by $7 million of net reversals, primarily resulting from changes in estimated reserves from prior-period initiatives.
Net restructuring and related costs for the three months ended September 30, 2016 relates to the strategic transformation program. Severance costs of $4 million related to headcount reductions and were offset by $4 million of net reversals for changes in estimated reserves from prior-period initiatives.
Net restructuring and related costs for the nine months ended September 30, 2016 includes approximately $52 million of severance costs related to headcount reductions of approximately 3,300 employees worldwide, $12 million of professional support services associated with the implementation of our strategic transformation program, $2 million of lease cancellation costs and $2 million of asset impairments. These costs were partially offset by $11 million of net reversals for changes in estimated reserves from prior-period initiatives.
The restructuring reserve balance as of September 30, 2017, for all programs was $40 million, of which approximately $28 million is expected to be spent over the next twelve months.
Refer to Note 5 - Restructuring Programs and Related Costs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended September 30, 2017 decreased compared to the prior year periods as the nine months ended September 30, 2016 included the accelerated amortization related to the loss of a large customer contract.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three and nine months ended September 30, 2017 increased compared to the prior year periods primarily due to the issuance of debt in connection with the capitalization of the company during the spin-off in December 2016, the subsequent additional borrowing under the Term Loan B in January 2017 and amounts outstanding under the Company’s $750 million committed credit facility (Credit Facility).

Conduent Form 10-Q

Refer to Note 6 - Debt, in the Condensed Consolidated Financial Statements for additional information.
Separation Costs
Separation costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation from Xerox Corporation, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Separation costs also include the costs associated with bonuses and restricted stock grants awarded to employees for retention related to separation.
Gain on Sale of Asset and Businesses
We sold a property in June 2017 for a pre-tax gain of $24 million.

Additionally, we completed the divestiture of: (1) our Firehouse business and suite of emergency records management products used by fire departments across the country for their incident reporting and Emergency Management System information and records management; (2) our healthcare provider consulting services business, which advises healthcare organizations on IT application optimization; (3) the Breakaway Group business, which provides advisory project services to assist healthcare organizations optimize their health IT applications; (4) the mobile device management business of Wireless Data Services Limited; and (5) the Global Mobility business. The aggregate proceeds for these divestitures was $56 million in cash. The businesses sold represents $82 million of 2016 revenue and $60 million for the nine months ended September 30, 2017. We recorded a pre-tax gain of $16 million on these divestitures.
Other (Income) Expenses, Net
Other (income) expenses, net primarily includes foreign currency transaction (gains) losses, litigation and other contingent matters and deferred compensation investment results.

The increase in Other income for the three months ended September 30, 2017 is primarily related to an adjustment to contingent consideration on a previous acquisition. The increase in Other income for the nine months ended September 30, 2017 is primarily related to income received as a result of several customer dispute settlements and an adjustment to contingent consideration on a previous acquisition.
Pre-tax Income (Loss)
Improvement in Pre-tax income (loss) for the three and nine months ended September 30, 2017 as compared to the prior year periods was primarily driven by improvements in our Commercial and Other segments, benefits from our strategic transformation program, gain on sale of asset and businesses and lower separation costs, partially offset by higher interest expense, higher restructuring and related costs and dis-synergies.
Income Taxes
The effective tax rate for the three months ended September 30, 2017, was 230.8% as compared with 50.0% for the three months ended September 30, 2016. The September 30, 2017 rate is higher than the U.S. statutory tax rate of 35% primarily due to a taxable gain on the termination of the Company Owned Life Insurance plan (COLI) and gains on U.S. divestitures.

Excluding primarily the tax on the termination of the COLI, gains on U.S. divestitures and amortization, the normalized effective tax rate for the three months ended September 30, 2017 was 36.8%. Primarily excluding the amortization and restructuring costs, the normalized effective rate was 39.5% for the three months ended September 30, 2016.

The effective tax rate for the nine months ended September 30, 2017, was (55.0)% as compared with 62.8% for the nine months ended September 30, 2016. The September 30, 2017 negative rate is lower than the U.S. statutory tax rate of 35% due to pre-tax loss and tax from taxable gain on the termination of the COLI and gains on U.S. divestitures. The September 30, 2016 effective tax rate was higher than the U.S. statutory tax rate due primarily to U.S. pre-tax losses that are taxed at a higher rate than foreign pre-tax income, which has the effect of increasing the overall effective tax rate.

Conduent Form 10-Q

Excluding primarily the tax on the termination of the COLI, gain on U.S. divestitures and amortization, the normalized effective tax rate for the nine months ended September 30, 2017 was 35.0%. Primarily excluding the amortization and restructuring costs, the normalized effective rate was 23.6% for the nine months ended September 30, 2016.
Worldwide Employment
Worldwide employment was approximately 90,000 as of September 30, 2017 and decreased by 6,000 from December 31, 2016, due primarily to the impact of restructuring and productivity reductions as well as seasonal reductions and divestitures.

Operations Review of Segment Revenue and Profit
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.
Beginning in 2017, in an effort to better reflect how we manage our business, we changed our reporting segments to align the Healthcare business based on customer focus between Commercial Industries and Public Sector.
Our financial performance is based on "Segment Profit / (Loss)" which is defined as income before amortization of intangibles, restructuring and related costs, interest, gain on sale of an asset, separation costs, other (income) expense, net and income taxes for the following three segments:

•	Commercial Industries,

•	Public Sector, and

•	Other
Revenues by segment for the three and nine months ended September 30 were:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Profit (Loss)%	Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Profit (Loss)%
2017
Commercial Industries	$864	58%	$53	6.1%	$2,663	59%	$114	4.3%
Public Sector	540	37%	59	10.9%	1,629	36%	179	11.0%
Other	76	5%	1	1.3%	237	5%	(7)	(3.0)%
Total	$1,480	100%	$113	7.6%	$4,529	100%	$286	6.3%

2016
Commercial Industries	$923	58%	$42	4.6%	$2,869	59%	$103	3.6%
Public Sector	584	37%	78	13.4%	1,734	35%	217	12.5%
Other	89	5%	(23)	(25.8)%	291	6%	(75)	(25.8)%
Total	$1,596	100%	$97	6.1%	$4,894	100%	$245	5.0%
Commercial Industries Segment
Revenue
Commercial Industries revenue for the three and nine months ended September 30, 2017 was 58% and 59%, respectively, of total revenue and decreased 6% and 7%, respectively, from the prior year periods. The declines were driven primarily by strategic contract actions and lost business in the Healthcare Payer, High Tech Industrial & Retail and Provider businesses and lower volumes from existing clients, partially offset by revenue from new contracts.
Segment Profit
Increase in the Commercial Industries segment profit for the three months ended September 30, 2017 was driven by benefits from our strategic transformation cost initiatives and from new business, partially offset by losses in our customer experience services offering and the overall revenue decline from existing clients, investments and dis-synergy costs.

Conduent Form 10-Q

Increase in the Commercial Industries segment profit for the nine months ended September 30, 2017 was driven by benefits from our strategic transformation cost initiatives, partially offset by losses in our customer experience services offering and the overall revenue decline from existing clients, investments and dis-synergy costs.
Public Sector Segment
Revenue
Public Sector revenue for the three and nine months ended September 30, 2017 was 37% of total revenue for both periods and decreased 8% and 6%, respectively, compared to the prior year periods. The decreases were primarily driven by contract losses in State & Local, Government Healthcare and Payment Services. These declines for the nine months ended were partially mitigated by growth in our Transportation business.
Segment Profit
Decrease in the Public Sector segment profit for the three and nine months ended September 30, 2017 were due to contract losses in Government Healthcare, State & Local, and Payment Services, dis-synergies and investments in our core offerings.

Other Segment
Revenue
Other revenue for the three and nine months ended September 30, 2017 was 5% of total revenues for both periods and decreased 15% and 19%, respectively, driven by the exit from the NY MMIS contract and the run-off of the student loan business.
Segment Profit (Loss)
Other segment profit (loss) of $1 million and $(7) million for the three and nine months ended September 30, 2017 improved $24 million and $68 million, respectively, compared to the prior year periods primarily due to improved profitability in the student loan business, improvements in the HE business.

Health Enterprise

In February 2017, we determined that it was not probable that the NY MMIS project would be completed. As a result of this determination, we recorded a pre-tax charge of $161 million ($98 million after-tax) in the fourth quarter 2016 financial results. The charge included $83 million for the write-off of contract receivables which were recorded as a reduction of revenue and $78 million recorded in costs of outsourcing, including $36 million for wind down costs, a $28 million non-cash charge for the impairment of software and $14 million for the write-off of deferred contract set-up and transition costs and other related assets and liabilities. The three and nine months ended September 30, 2017, includes adjustments to increase our estimated wind-down costs of approximately $1 million and $10 million, respectively.

We have reached agreement in principle with the State of New York regarding resolution of the Health Enterprise (HE) platform project, which would result in settlement of our New York Health Enterprise platform exposure. Under this agreement in principle, we would pay, or incur costs on behalf of, the State of New York in the amount of approximately $20 million which is reserved. This agreement in principle remains subject to ongoing negotiations and a settlement will not be effective unless and until we enter into a definitive agreement with the State of New York. Our HE platform has been fully implemented in New Hampshire, Alaska and North Dakota and we are in the process of obtaining certification for Alaska and North Dakota.
Metrics
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts.

Conduent Form 10-Q

Signings for the three and nine months ended September 30, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
New business TCV	$390	$633	$1,577	$1,803
Renewals TCV	657	913	1,645	3,388
Total Signings	$1,047	$1,546	$3,222	$5,191

Annual recurring revenue signings	$92	$167	$366	$408
Non-recurring revenue signings	$86	$104	$287	$326
Signings for the three and nine months ended September 30, 2017 decreased 32% and 38%, from the prior year periods, respectively, reflecting the impact of lower contract renewals, partially resulting from our strategic contract remediation actions in 2017 and a large contract renewal in the second quarter of 2016.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated. Renewal rate for the three and nine months ended September 30, 2017 was 98% and 93%, respectively, and exceeded our target range of 85%-90%. Excluding these strategic actions, renewals would have been approximately 95% and 83% for the three and nine months ended September 30, 2017 .

Capital Resources and Liquidity
As of September 30, 2017 and December 31, 2016, total cash and cash equivalents were $468 million (inclusive of $141 million cash related to the termination of the deferred compensation plan) and $390 million, respectively. We had no outstanding borrowings under our Revolving Credit Facility as of September 30, 2017.
Additionally, we have letters of credit and bank guarantees outstanding from time-to-time to secure our performance of contractual obligation to our clients and other corporate obligations. Refer to Note 11 - Contingencies and Litigation, in the Condensed Consolidated Financial Statements for additional information regarding these guarantees.
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2017	2016	Increase (Decrease)
Net cash provided by (used in) operating activities	$65	$(38)	$103
Net cash provided by (used in) investing activities	122	(129)	251
Net cash (used in) provided by financing activities	(111)	177	(288)
Operating activities: The increase in cash generated from operating activities was primarily attributable to improvements in working capital, reduced wind-down payments associated with implementations in California, Montana and New York, partially offset by income-tax payments.
Investing activities: The increase in cash provided by investing activities was primarily related to the following:

•	$116 million increase due to proceeds received on long-term investments driven by the termination of the deferred compensation plan.

•	$109 million increase due to proceeds received from 2017 divestitures ($56 million) and payment made to Atos for an adjustment to purchase price related to a divestiture in 2016 ($53 million).

Conduent Form 10-Q

Financing activities: The decrease in cash used from financing activities was primarily related to the following:

•	$351 million decrease due to net transfers to former parent.

•	$214 million decrease due to increase in payments of debt.

•	$300 million increase due to proceeds on issuance of debt.
Capital Market Activity

On October 10, 2017, we entered into Amendment No. 2 to the Credit Agreement dated December 7, 2016 and amended by Amendment No. 1 dated April 7, 2017. Amendment No. 2 reduced the interest rate on our Term Loan B by 1.0% from 4.0% over LIBOR to 3.0% over LIBOR.

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

Conduent Form 10-Q

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

Adjusted Operating Income and Adjusted Operating Margin
We make adjustments to Pre-Tax Income (Loss) for the following items for the purpose of calculating Adjusted Operating Income and Adjusted Operating Margin.

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

•	Interest expense. Interest expense includes interest on long-term debt and amortization of debt issuance costs and related party interest.

•	Other (income) expenses net. Other (income) expenses, net includes currency (gains) losses, net, litigation matters and all other (income) expenses, net.

•	NY MMIS (2017 only). Costs associated with the company not fully completing the State of New York Health Enterprise Platform project.

•	HE charge (2017 only). Costs associated with not fully completing the Health Enterprise Medical Platform implementation projects in California and Montana.

•	(Gain) loss on sale of asset and businesses.

We provide our investors with adjusted operating income and adjusted operating margin information, as supplemental information, because we believe it offers added insight, by itself and for comparability between periods, by adjusting for certain non-cash items as well as certain other identified items which we do not believe are indicative of our ongoing business, and may also provide added insight on trends in our ongoing business.
Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate
We make adjustments to Income (Loss) before Income Taxes for the following items for the purpose of calculating Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate:

•	Amortization of intangible assets.

•	Restructuring and related costs.

•	Separation costs.

•	Other (income) expenses, net.

•	NY MMIS (2017 only).

•	HE charge (2017 only).

•	(Gain) loss on sale of asset and businesses.

The Company provides adjusted net income and adjusted EPS financial measures to assist our investors in evaluating our ongoing operating performance for the current reporting period and, where provided, over different reporting periods, by adjusting for certain items which may be recurring or non-recurring and which in our view do not necessarily reflect ongoing performance.  We also internally use these measures to assess our operating performance, both absolutely and in comparison to other companies, and in evaluating or making selected compensation decisions.

Management believes that adjusted effective tax rate, provided as supplemental information, facilitates a comparison by investors of our actual effective tax rate with an adjusted effective tax rate which reflects the impact of the items which are excluded in providing adjusted net income, and may provide added insight into our underlying business results and how effective tax rates impact our ongoing business.

Conduent Form 10-Q

Operating Income / Margin Reconciliation:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(in millions)	Pre Tax Income (Loss)	Revenue	Margin	Pre Tax Income (Loss)	Revenue	Margin
GAAP as Reported(1)	$13	$1,480	0.9%	$2	1,596	0.1%
Adjustments:
Amortization of intangible assets	60			63
NY MMIS	1			—
Restructuring and related costs	22			8
HE charge	(3)			—
Separation costs	2			15
Interest expense	35			1
Related party interest	—			10
(Gain) loss on sale of asset and businesses	(16)			—
Other (income) expenses, net	(3)			(2)	—
Adjusted Operating Income/Margin	$111	$1,480	7.5%	$97	$1,596	6.1%

(1) Pre-Tax Income (Loss) and revenue from continuing operations.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(in millions)	Pre Tax Income (Loss)	Revenue	Margin	Pre Tax Income (Loss)	Revenue	Margin
GAAP as Reported(1)	$(20)	$4,529	(0.4)%	$(86)	4,894	(1.8)%
Adjustments:
Goodwill impairment	182			200
Amortization of intangible assets	10			—
NY MMIS	76			57
Restructuring and related costs	(8)			—
HE charge	8			34
Interest expense	105			3
Related party interest	—			30
(Gain) loss on sale of asset and businesses	(41)			1
Other (income) expenses, net	(24)			6	—
Adjusted Operating Income/Margin	$288	$4,529	6.4%	$245	$4,894	5.0%

(1) Pre-Tax Income (Loss) and revenue from continuing operations.

Conduent Form 10-Q

Effective Tax Rate Reconciliation:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(in millions)	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate
GAAP as Reported From Continuing Operations	$13	$30	230.8%	$2	$1	50.0%
Non-GAAP adjustments(1)	63	17		84	33
Termination of COLI plan	—	(19)		—	—
Adjusted(2)	$76	$28	36.8%	$86	$34	39.5%

(1) Refer to Net Income (Loss) reconciliation for details.
(2) The tax impact of Adjusted Pre-Tax Income (Loss) from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income, which employs an annual effective tax rate method to the results.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(in millions)	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate
GAAP as Reported From Continuing Operations	$(20)	$11	(55.0)%	$(86)	$(54)	62.8%
Non-GAAP adjustments(1)	203	72		298	104
Termination of COLI plan	—	(19)		—	—
Adjusted(2)	$183	$64	35.0%	$212	$50	23.6%

(1) Refer to Net Income (Loss) reconciliation for details.
(2) The tax impact of Adjusted Pre-Tax Income (Loss) from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income, which employs an annual effective tax rate method to the results.

Net Income (Loss) and EPS Reconciliation:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(in millions, except earnings per share)	Net Income (Loss)	EPS	Net Income (Loss)	EPS
GAAP as Reported From Continuing Operations	$(17)	$(0.09)	$1	$0.01
Adjustments:
Amortization of intangible assets	60		63
NY MMIS	1		—
Restructuring and related costs	22		8
HE charge	(3)		—
Separation costs	2		15
(Gain) loss on sale of asset and businesses	(16)		—
Other (income) expenses, net	(3)		(2)
Less: Income tax adjustments(1)	2		(33)
Adjusted Net Income (Loss) and EPS	$48	$0.22	$52	$0.24

(shares)
Weighted average common shares outstanding		204		203
Restricted stock and performance shares		3		3
8% Convertible preferred stock		—		5
Adjusted Weighted Average Shares Outstanding(2)		207		211
(1) Reflects the income tax (expense) benefit of the adjustments. Refer to the Effective Tax Rate reconciliation details.
(2) Average shares for the 2017 calculation of adjusted EPS excludes 5 million shares associated with our Series A convertible preferred stock and includes the impact of the preferred stock quarterly dividend of $2 million for the three months ended September 30, 2017. Average shares for the 2016 calculation of adjusted EPS includes 5 million shares associated with our Series A convertible preferred stock and excludes the impact of the preferred stock quarterly dividend.

Conduent Form 10-Q

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(in millions, except earnings per share)	Net Income (Loss)	EPS	Net Income (Loss)	EPS
GAAP as Reported From Continuing Operations	$(31)	$(0.19)	$(32)	$(0.16)
Adjustments:
Amortization of intangible assets	182		200
NY MMIS	10		—
Restructuring and related costs	76		57
HE charge	(8)		—
Separation costs	8		34
(Gain) loss on sale of asset and businesses	(41)		1
Other (income) expenses, net	(24)		6
Less: Income tax adjustments(1)	(53)		(104)
Adjusted Net Income (Loss) and EPS	$119	$0.54	$162	$0.77

(shares)
Weighted average common shares outstanding		204		203
Restricted stock and performance shares		3		3
8% Convertible preferred stock		—		5
Adjusted Weighted Average Shares Outstanding(2)		207		211
(1) Reflects the income tax (expense) benefit of the adjustments. Refer to the Effective Tax Rate reconciliation details.
(2) Average shares for the 2017 calculation of adjusted EPS excludes 5 million shares associated with our Series A convertible preferred stock and includes the impact of the preferred stock quarterly dividend of $7 million for the nine months ended September 30, 2017. Average shares for the 2016 calculation of adjusted EPS includes 5 million shares associated with our Series A convertible preferred stock and excludes the impact of the preferred stock quarterly dividend.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the “Market Risk Management” section of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

ITEM 4 — CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in Internal Controls
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Conduent Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 11 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2016 Annual Report. There have been no material changes to our risk factors as previously reported in our 2016 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2017
During the quarter ended September 30, 2017, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2017
None.

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

10.1(d)
Amendment No. 2 to Credit Agreement, dated as of April 7, 2017, among Conduent Incorporated, Conduent Business Services, LLS, Affiliated Computer Services International B.V. and Conduent Finance, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N/A., as Administrative Agent.

Incorporated by reference to Registrant's Current Report on Form 8-K, filed October 10, 2017.

10.6(h)	Executive Change in Control Severance Plan, dated as of October 1, 2017.
Incorporated by reference to Registrant's Current Report on Form 8-K, filed October 4, 2017.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ ALLAN COHEN
Allan Cohen Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 8, 2017

Conduent Form 10-Q