Form 10-K
period 2017-12-31
CONDUENT Inc
filed 2018-03-01
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ______  to: _______
Commission File Number 001-37817
_________________________________________________

CONDUENT INCORPORATED
(Exact Name of Registrant as specified in its charter)
_________________________________________________

New York	81-2983623
(State of incorporation)	(IRS Employer Identification No.)
100 Campus Drive, Suite 200 Florham Park, New Jersey 07932	(844) 663-2638
(Address of principal executive offices)	(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2017 was $3,323,804,990.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2018
Common Stock, $0.01 par value	210,469,177

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Conduent Incorporated Notice of 2018 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein as anticipated, believed, estimated, expected or intended or using other similar expressions.
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make.
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

CONDUENT INCORPORATED
FORM 10-K
December 31, 2017

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, unless the content otherwise dictates, "Conduent", the "Company", "we" or "our" mean Conduent Inc. and its consolidated subsidiaries.

Our Business

Conduent is a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experiences.

On December 31, 2016, Conduent Incorporated (formerly known as the BPO business) spun-off from Xerox Corporation, pursuant to the Separation and Distribution Agreement between the Company and Xerox Corporation (Separation). As a result of the spin-off, we now operate as an independent, publicly traded company on the New York Stock Exchange, under the ticker "CNDT".

We create value for our Commercial and Public Sector clients by applying our expertise, technology and innovation to help them drive customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics.

Our portfolio includes industry-focused service offerings in attractive growth markets such as Healthcare and Transportation, as well as multi-industry service offerings such as Transaction Processing, Human Resources Solutions and Payment Services.

Our strategy is to drive portfolio focus, operational discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments. As a result, we aim to deliver profitable growth and margin expansion and to deploy a disciplined capital allocation strategy.

With approximately 90,000 employees globally as of December 31, 2017, we provide differentiated services to clients spanning small, medium and large businesses and to governments around the world.

Our Transformation

We have a portfolio of businesses that we are optimizing and effectively targeting attractive growth areas in a rapidly evolving business process services industry. We have taken significant actions to improve our profitability and drive growth with a more focused portfolio of services.

Key initiatives include:

•
Realigned Delivery. During 2017 we reorganized the business to better align to our vertical go-to-market strategy and to our global delivery capabilities. We believe this operating structure will allow us to better integrate and tailor business solutions for our customers.

•
Divested Non-Core Assets. We divested five businesses in 2017 for aggregate proceeds of $56 million in cash. These sales enabled us to increase our focus on areas where we have a competitive advantage.

•
Increased Use of Automation. We have developed and deployed a set of advanced software-based automation tools as part of our service delivery operations. These tools reduce the amount of repetitive, manual labor required to deliver many of our services and improve service quality through lower error rates and faster processing times.

•
Real Estate, Infrastructure and Selling, General and Administrative (SG&A). We have significantly reduced the number of leased and owned properties from 462 to 339, reduced our information technology infrastructure costs by streamlining our operations and reduced our SG&A costs from $686 million in 2016 to $615 million in 2017.

Conduent Inc. 2017 Annual Report     1

We continue to execute on our strategic transformation program to deliver cost savings through infrastructure optimization, labor productivity and automation initiatives, restructuring of unprofitable contracts and other efficiencies. This transformation program has and will enable us to better capitalize on our differentiated service offerings, industry expertise and global delivery excellence and position us for long-term shareholder value creation.

Our Market Opportunity

We estimate our addressable market size in the global business process service industry at approximately $243 billion in 2017, according to third party industry reports, and we are a leader across several segments of this large, diverse and growing market. Providing business process services is complex and multi-faceted with services that span many industries.

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

Segments

Our reportable segments correspond to how management organizes and manages the business and are aligned to the industries in which our clients operate, which are Commercial Industries and Public Sector.

•	Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries.

•	Our Public Sector segment provides government-centric business process services and subject matter experts to U.S. federal, state and local and foreign governments.

Other represents our Government Health Enterprise (HE) Medicaid Platform for all current state clients and our Education business, including our Student Loan business, as well as inter-segment eliminations.

We present segment financial information in Note 2 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference. The discussion below highlights our segment revenues for the year ended December 31, 2017.

Commercial Industries

Our Commercial Industries segment is our largest segment, with $3.5 billion in revenues in 2017, representing 59% of total revenues. Across the Commercial Industries segment, we deliver end-to-end business-to-business and business-to-customer services that enable our clients to optimize their key processes. Our multi-industry competencies include Customer Care, Human Resource Management, Worker’s Compensation process management, Finance and Accounting, Workforce Learning Services and Legal Business Services. These services are complemented by innovative industry-specific services such as payment integrity solutions to clients in the Healthcare payer space, care and quality analytics, workflow solutions and software adoption services to Healthcare provider clients, personalized product information for clients in the Automotive industry, digitized source-to-pay solutions for clients in the Manufacturing industry, revenue generation and clinical services for clients in the Pharmaceutical and Life Sciences industries, customer experience and marketing services for clients in the Retail industry, and mortgage and consumer loan processing for clients in the Financial Services industry.

Conduent Inc. 2017 Annual Report     2

Public Sector

Our Public Sector segment generated revenues of $2.2 billion in 2017, representing 36% of the total revenues. This segment provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance program administration, transaction processing and payment services. In order to provide targeted support to our government clients, our Public Sector segment is organized into several primary businesses:

•
Transportation: We provide revenue-generating transportation services to government clients in 27 countries. Our services include support for electronic toll collection, public transit, parking, photo enforcement and commercial vehicle operations. Across these offerings, we manage key processes on behalf of our clients including fee collection, compliance and violation management, notifications, statements and reporting. These innovative services significantly improve individual travel experiences, optimize how vehicles and goods move efficiently within cities, digitize integrated modes of transportation and help our government clients to better serve their constituents.

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

•
Payments: With more than $87 billion disbursed annually, we are a leader in government payment disbursements for federally sponsored programs like Supplemental Nutritional Assistance Program (SNAP, a.k.a Food Stamps) and Women, Infant and Children (WIC) as well as government initiated cash disbursements such as child support, unemployment and federal social security. We provide our payment card services which include branded prepaid debit card (Visa and Mastercard), Electronic Benefit Transfer (EBT for SNAP and WIC) and Electronic Child Care to 36 states and the US Treasury with a diversified portfolio consisting of 147 different payment programs nationwide.

•
Government Healthcare: We provide medical management and fiscal agent care management services to Medicaid programs and federally-funded U.S. government healthcare programs in 24 states, Puerto Rico and the District of Columbia. Our services include a range of innovative solutions such as Medicaid management fiscal agent, pharmacy benefits management and clinical program management. These services help states optimize their costs by streamlining access to care and improve patient health outcomes through population health management and help families in need by improving beneficiary support.

Other

Other includes our Government HE Medicaid Platform business, where we are limiting our focus to maintaining systems for our current clients, our Education Business inclusive of our Student Loan business, which is in runoff; and inter-segment eliminations. In 2017, Other accounted for $311 million of revenues, representing 5% of total revenues.

Our Service Offerings

Our portfolio of business process services includes a combination of industry-specific and multi-industry services. We have subject matter experts who are responsible for implementing each of these services, delivering service excellence to clients, ensuring best practices to improve cost competitiveness, innovating our next generation offerings and supporting worldwide sales.

Conduent Inc. 2017 Annual Report     3

Industry-Specific Services

Commercial Industry-Specific Services
Examples of the services we offer include personalized product information for automotive clients, digitized source to pay solutions for manufacturing clients, care integration and coordination, member health risk assessments and payment integrity (such as recovering claims from the appropriate payers) for healthcare clients, mortgage and consumer loan processing for financial institution clients and customized workforce learning solutions for aerospace clients.

Public Sector-Specific Services

Transportation Services: The transportation services we offer include support for electronic toll collection, public transit, parking, photo enforcement and commercial vehicle operations. Across these offerings, we manage key processes on behalf of our clients including fee collection, compliance and violation management, notifications, statements and reporting.

Other Public Sector Services: Our broad set of public sector services includes public assistance program administration, pension administration, records management, disease management and software offerings in support of federal, state and local government agencies. It also includes fiscal agent administrative services and providing management information systems in support of Medicaid programs or pharmacy benefits management for Government Healthcare clients.

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

We offer a broad array of flexible transaction processing services that include data entry, scanning, image processing, enrollment processing, claims processing, high volume offsite print and mail services and file indexing. Our multi-channel communication capabilities (including secure print, email, text and web) enable the delivery of personalized and targeted communications that are designed to elicit the desired response from customers or other end-users (e.g., on-time bill payment and increased marketing response rates). Our service offerings utilize both proprietary and commercially available third-party technologies, combined with our expertise to ensure continued quality and innovation for our clients.

Payment Services
Prepaid Cards: We are an extensive provider of VISA and MasterCard prepaid debit cards, as well as other electronic payment cards in support of U.S. government benefit programs including Social Security, the Supplemental Nutrition Assistance Program (formerly known as food stamps), the Special Supplemental Nutrition Program for Women, Infants and Children and other specialized Electronic Benefits Transfer programs. Our secure payment services reduce fraud and eliminate paper checks by disbursing electronic payments directly to end users, even those without bank accounts. Our proprietary processing platform, significant operational expertise, advanced fraud analytics and adoption of Europay, MasterCard and Visa chip-enabled technology put us in the forefront of the Prepaid Card industry.

Health Savings Accounts (HSA): We provide clients with a simplified approach to help their employees manage their health care costs and accumulate wealth with tax-advantaged accounts. We consolidate administration of all health spending accounts onto one common platform, including Health Savings Accounts, Health Reimbursement Arrangements, Flexible Spending Accounts and Health Incentive Accounts. By consolidating and integrating the management of health spending accounts, we help our clients improve benefit enrollment and account opening, consolidate customer service, simplify communications and streamline account funding and management. As of December 31, 2017, we had approximately 1 million active HSA accounts and $2.3 billion of assets under management within our HSA offering.

Conduent Inc. 2017 Annual Report     4

Child Support Payments: We are an industry leader of U.S. State Government Disbursement Units for child support payments. We collect payments from non-custodial parents via check, credit card and transfers from employee payroll systems and disburse payments to the beneficiaries.

Customer Care Services
We offer customer care services that help our clients provide their own customers with a superior experience. Our service offerings range from answering simple billing questions to providing complex technical and customer support. We also offer both inbound and outbound sales and cross-selling programs through our contact center operations. We provide these services through multiple channels, including phone, SMS, chat, interactive voice response, social networks and email. We augment our customer care agents’ efficiency and effectiveness with advanced technologies that help them resolve customer needs quickly and with consistent high quality.

Human Resources Services
We help our clients to support their employees at all stages of employment from initial on-boarding through retirement. We offer clients customized advisory, technology and administrative services that help them more effectively involve employees in their health insurance, retirement plan and compensation programs. We design and administer employee benefit programs that attract, reward and retain workforce talent through engaging technologies and decision support tools. Our service offerings include; cloud-based HR outsourcing; payroll and benefits administration; health savings and tax efficient account administration; and administration of, and consultation regarding, our proprietary private health care exchange, which allows employees to select from a set of predefined providers and also provides market-leading health and benefit decision support tools and ongoing health and wellness management.

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

Workforce Learning Services
We are a provider of end-to-end learning services, designed to accelerate the productivity and development of our clients’ employees and extended work forces. Our global presence, superior innovation and expertise allow us to deliver performance-based learning services tailored to our clients’ unique strategic business goals. Our offerings include learning strategy and assessment, instructor management and learning administration.

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

Conduent Inc. 2017 Annual Report     5

Our Competitive Strengths

We possess a number of competitive strengths that distinguish us from our competitors, including:

Leadership in attractive growth markets. We are a leader in business process services. Our clients continue to outsource key business processes to accelerate performance and innovation. Additionally, clients are moving beyond services for back-office functions in order to drive customer satisfaction and loyalty, as well as productivity and efficiency. The increase in globalization and cost competition continues to accelerate, forcing companies to seek ways to stay ahead of the competition. These factors, along with clients and their customers demanding more personalized, seamless and secure solutions, are collectively driving the ongoing shift to next-generation software and automation technologies.

•
Healthcare. U.S. healthcare spending is estimated to have represented greater than 17.9% of GDP in 2016 and is continuing to grow. As one of the most regulated industries, healthcare providers must balance increased utilization with heightened complexity and new financial pressures such as government budget challenges to significantly reduce reimbursements, reimbursement penalties for hospital readmissions and a shift from fee-for-service to “value-based” population health management. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving all 20 of the top 20 U.S. managed healthcare plans and providing administrative and care management solutions to Medicaid programs and federally funded U.S. government healthcare programs in 24 states, Puerto Rico and the District of Columbia.

•
Transportation. Traffic congestion continues to increase as urbanization and changing demographics take hold globally. As a result, optimized transportation systems are becoming critical to increase efficiency while maintaining strict safety requirements. Electronic toll collection, public transit and parking all represent key growth drivers as governments at all levels increasingly focus on transportation infrastructure. We maintain approximately 54% market share position in electronic toll collection in the United States based on toll revenues collected through our systems in 2017. We are also one of the largest U.S.-based commercial vehicle operations service providers in the United States with approximately 51% market share based on 2017 revenues, and we are an award-winning innovator in parking management.

•
Transaction Processing. We provide high volume print and mail services, enrollment processing and personalized and targeted marketing and communications, to large corporations and we believe we are a leading provider in this market.

•	Prepaid Cards: We are the leading provider of prepaid payment card services in support of the U.S. government prepaid card services market.

Global delivery expertise. Our scale and global delivery network enables us to deliver our proprietary technology, differentiated service offerings and service capabilities expertly to clients around the world. We have operations in India, Philippines, Jamaica, Guatemala, Mexico, Romania, Dominican Republic and several locations within the United States, giving our customers the option for "onshore" or "offshore" outsourced business process services. This global delivery model enables us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2017, our employee location mix was approximately 48% in North America, 20% in Latin America / Caribbean, 22% in Asia Pacific and 10% in Europe / Middle East / Africa.

Differentiated suite of multi-industry service offerings at scale. We manage transaction-intensive processes and work directly with end-users to meet their needs often in real-time. We are unique in our ability to offer our clients these business process services on a large scale and with high quality. Additionally, we are able to leverage our multi-industry services to bring the same scale and quality to our portfolio of industry-specific service offerings, such as healthcare claims management, employee benefits management and public transit fare collection.

Conduent Inc. 2017 Annual Report     6

Innovation and development. We innovate by developing and acquiring new technologies and capabilities that improve business processes. We are constantly creating the next generation of simple, automated and touchless business processes to drive lower costs, higher quality and increased end-user satisfaction. Analytics allow us to transform big data into useful information that helps identify operational improvements and constituent insights. Additionally, we leverage robotic process automation and predictive analytics and combine this with our deep subject matter expertise to create intelligent services that improve security, increase speed and improve accuracy, quality and regulatory compliance, and uncover insights that support better decision making and outcomes for our clients.

Stable recurring revenue model supported by a loyal, diverse client base. We have a broad and diverse base of clients in 31 countries across geographies and industries, including Fortune 1000 companies, small and midsize businesses and governmental entities. Our close client relationships and successful client execution support our stable recurring revenue model and high renewal rates. Excluding our strategic decision not to renew certain contracts, the renewal rate for the year ended December 31, 2017 was 94% and above our target range of 85%-90%. Including all contracts, renewal rate would have been approximately 87%.

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

Optimize and strengthen our services capabilities. We plan to optimize our services capabilities and strengthen several core areas, including Transaction Processing, Finance and Accounting and Prepaid Card services by building out our services offerings and continuing to improve our competitive strengths. We have begun to divest non-core assets, refocused our business towards higher margin growing segments and consolidated delivery operations to enable greater productivity. Within Transaction Processing, we intend to continue to build industry-specific service offerings and advance inbound and outbound processing capabilities. Within Customer Experience, we intend to capitalize on our global scale, cost efficiencies and our ability to provide seamless communications between our clients and their end-users through traditional (e.g., voice) and digital (e.g., web, mobile and Internet of Things) channels. In Prepaid Cards, we plan to continue to leverage our scalable platform to help our clients simplify their payment disbursement processes.

Continue to advance next-generation platforms and capabilities. We intend to maintain our focus on innovation to create next-generation solutions aligned with our clients’ future needs and our growth strategies. We plan to advance our current platforms, further automate and personalize business processes and enhance data analytics capabilities to deliver value-added services for our clients.

Engage, develop and support our people. We intend to increasingly develop our employees by investing in training, processes and systems to equip them with modern tools that enable them to perform their jobs more efficiently. Furthermore, we plan to strengthen our sales teams throughout improved and optimized coverage and effective talent management.

Conduent Inc. 2017 Annual Report     7

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

•	Large multinational service providers such as CGI Group, Accenture, Aon Hewitt, Cognizant, Hewlett-Packard Enterprise, IBM, Teletech and Teleperformance;

•	Traditional Business Process Outsourcing companies such as Genpact, ELX Services, Exela Technologies and WNS Global Services;

•	Payroll processing and human capital management providers such as ADP and Paychex;

•	Healthcare-focused IT and service solutions providers such as Cerner and Maximus;

•	U.S. Federal focused government services such as CACI International and DXC Technology;

•	Transportation multi-nationals such as Roper/Transcore, Cubic and Kaptsh; and

•	Smaller niche business processing service providers and in-house departments that perform functions that could be outsourced to us.

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

Our Geographies

We provide services globally and we have a diversified geographic delivery network, including a significant presence within the U.S. In 2017, approximately 12% of our revenues were generated by clients outside the United States. In 2017, our revenues by geography were as follows: $5,303 million in the United States (88% of total revenues), $538 million in Europe (9% of total revenues) and $181 million from the rest of the world (3% of total revenues). We present geographical information in Note 2 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Our innovation and R&D are focused on three key areas: automation, personalization and analytics.

Conduent Inc. 2017 Annual Report     8

Automation—Create simple, automated and touchless business processes to drive lower cost, higher quality and increased agility. Businesses require agility to quickly respond to market changes and new customer requirements. To enable greater business process agility, our R&D goals are to simplify, automate and enable business processes via flexible platforms that run on robust and scalable infrastructures. Automation of business processes benefits from our strong image, video and robotic processing, as well as our machine learning capabilities. Application of these methods to business processes enables technology to perform tasks that today are performed manually. Examples include providing automation solutions in transportation by aggregating and automatically applying business rules to simplify toll payments, using our state-of-the-art video and image analytics to reduce the need for manual review of license plates in tolling and toll adjustment scenarios, analyzing data on eligibility claims and checking for correctness on applications. The scope of automation is applied across our portfolio of services and is a key element of our ongoing strategy of modern, efficient services.

Personalization—Augment humans by providing secure, real-time and context-aware personalized products and services. Whether business correspondence, personal communication, manufactured items or information service, personalization increases the value to the recipient. Our R&D investments lead to technologies that improve the efficiency, economics and relevance of business services, such as customer care and health and welfare services. In our current customer care service offerings, the human touch is seamlessly added as our software automatically takes telephony data and merges it with customer records pulled from multiple sources to seamlessly create targeted scripts and flows. This allows the agent to have the caller’s data at their fingertips and provide a more personal experience to the customer—whether on the phone or online. In toll systems, our systems automatically pull up a customer’s name, verify their information and prompt them for unpaid tolls. In transit systems, our mobile app aggregates and calculates the time, cost, carbon footprint and health benefits from walking, biking, driving, parking and taking public transit. For health and welfare, our systems provide state of the art personalized delivery to ensure the best utilization of funds for the neediest populations.

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

Intellectual Property

Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 1,024 patents and pending applications. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. These patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

Our business relies on software provided to an approximately equal extent, by both internal development and external sourcing to deliver our services in our businesses. With respect to internally developed software, we claim copyright on all such software, registering works which may be accessible to third parties. In addition, we rely on maintaining source code confidentiality to assure our market competitiveness. With respect to externally sourced software, we rely on contracts assuring our continued access for our business usage.

In the United States, we own 132 trademarks, which are either registered or applied for, reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our trademarks.

Conduent Inc. 2017 Annual Report     9

People and Culture

We draw on the business and technical expertise of our talented and diverse global workforce to provide our clients with high-quality services. Our business leaders bring a strong diversity of experience in our industry and a track record of successful performance and execution.

Conduent established its own diversity and inclusion program post-separation, which is overseen by Conduent's human resources department. Conduent promotes understanding and inclusion through a comprehensive set of diversity initiatives and strategies, including addressing under-representation by identifying shortfalls and developing action plans to close those gaps and through work-life programs that assist employees in certain aspects of their personal lives. Additionally, Conduent informs and educates all employees on diversity programs, policies and achievements. As an independent company, we intend to continue our commitment to diversity and inclusion and implement similar policies and programs.

In the United States, Conduent complies with Equal Employment Opportunity guidelines and all applicable federal, state and local laws that govern the hiring and treatment of its employees.

As of December 31, 2017, we had approximately 90,000 employees globally, with 48% located in the United States and the remainder located primarily in India, Philippines, Jamaica, Guatemala and Mexico.

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

Corporate Ethics
Our commitment to business ethics represents more than a declaration to do the right thing. It has become an integral part of the way we do business. We operate according to our ethics and compliance program, which is designed to meet general governance and specific industry and regulatory requirements with a focus on values, culture and performance with integrity. Conduent has a business ethics program, which is overseen by the business ethics office, and a code of business conduct (Code), which serves as the foundation of our business ethics program. The Code makes clear Conduent’s expectations for ethical leadership, performance with integrity and compliance with company policies and the law. In addition, the Code embodies and reinforces Conduent’s commitment to integrity and helps employees resolve ethics and compliance concerns consistent with operating principles and legal and policy controls. In addition, as Conduent employees, our employees are required to complete business ethics training annually and we periodically solicit their input to gauge the state of Conduent’s ethical culture and help identify areas for improvement.

Our directors must act in accordance with our Code of Business Conduct and Ethics for Members of the Board; our principal executive officer, principal financial officer and principal accounting officer, among others, must act in accordance with our Finance Code of Conduct; and all of our executives and employees must act in accordance with our Code of Business Conduct. Each of these codes of conduct can be accessed through our website at www.conduent.com/corporate-governance. They are also available to any shareholder who requests them in writing addressed to Conduent Incorporated, 100 Campus Drive Suite 200, Florham Park, NJ 07932, Attention: Corporate Secretary. We will disclose any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics for members of the Board and, our Code of Business Conduct and our Finance Code of Conduct for our officers on our website as promptly as practicable, and consistent with the requirements of applicable SEC and NYSE rules.

Conduent Inc. 2017 Annual Report     10

Seasonality

Our revenues can be affected by various factors such as our clients’ demand pattern for our services. These factors have historically resulted in higher revenues and profits in the fourth quarter.

Other

Conduent Incorporated is a New York corporation, organized in 2016. Our principal executive offices are located at 100 Campus Drive, Florham Park, New Jersey 07932. Our telephone number is (844) 663-2638.

In the Investor Information section of our Internet website, you will find our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. We make these documents available as soon as we can after we have filed them with, or furnished them to the U.S. Securities and Exchange Commission (SEC).

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

Many of these contracts are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Competitive bidding imposes substantial costs and presents a number of risks, including: (i) the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us; (ii) the need to estimate accurately the resources and costs that will be required to implement and service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design; (iii) the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding and the risk that such protests or challenges could result in the requirement to resubmit bids and in the termination, reduction or modification of the awarded contracts; and (iv) the opportunity cost of not bidding on and winning other contracts we might otherwise pursue. If our competitors protest or challenge an award made to us on a government contract, the costs to defend such an award may be significant and could involve subsequent litigation that could take years to resolve.

Conduent Inc. 2017 Annual Report     11

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

Conduent Inc. 2017 Annual Report     12

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

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with our spin-off, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The terms of our indebtedness may restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

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

A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other of our debt to which a cross-default or cross-acceleration provision applies. Furthermore, the lenders of this indebtedness may require that we pledge our assets as collateral as security for our repayment obligations. If we were unable to repay any amount of this indebtedness when due and payable, the lenders could proceed against the collateral that secures this indebtedness. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness, which could materially adversely affect our results of operations and financial condition.

Conduent Inc. 2017 Annual Report     13

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

Conduent Inc. 2017 Annual Report     14

We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information and personal health information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect both individually identifiable information as well as personal health information, including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, and the European Union Directive on Data Protection (Directive 95/46/EC). The EU General Data Protection Regulation (GDPR) replaces the Data Protection Directive 95/46/EC (with an enforcement date of May 25, 2018) and is designed to harmonize data privacy laws across Europe, to protect and empower all EU citizens data privacy, to reshape the way organizations across the region approach data privacy and will have a significant impact on how we process and handle certain data. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of individually identifiable information and these laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the invalidation of the U.S.-EU Safe Harbor regime and the emerging GDPR will require us to implement alternative mechanisms in order for some of our data flows from Europe to the United States to comply with applicable law. Changes to existing laws, introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which could materially adversely affect our results of operations and financial condition.

We are subject to laws of the United States and foreign jurisdictions relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and materially adversely affect our results of operations and financial condition.

We process, support and execute financial transactions, and disburse funds, on behalf of both government and commercial customers, often in partnership with financial institutions. This activity includes receiving debit and credit card information, processing payments for and due to our customers and disbursing funds on payment or debit cards to payees of our customers. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations, including the Electronic Fund Transfer Act, as amended, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (including the so-called Durbin Amendment), as amended, the Gramm-Leach-Bliley Act (also known as the Financial Modernization Act of 1999), as amended, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT ACT) Act of 2001, as amended. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of certain financial transactions and related support services. These laws are subject to frequent changes, and new statutes and regulations in this area may be enacted at any time. Changes to existing laws, introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions and allegations by our customers, partners and clients that we have not performed our contractual obligations. Any of these could materially adversely affect our results of operations and financial condition.

Conduent Inc. 2017 Annual Report     15

Our data systems, information systems and network infrastructure may be subject to hacking or other cyber security threats and other service interruptions, which could expose us to liability, impair our reputation or temporarily render us unable to fulfill our service obligations under our contracts.

We are a leading provider of business processing services concentrated in transaction-intensive processing, analytics and automation. We act as a trusted business partner in both front office and back office platforms, providing interactions on a substantial scale with our customers and other third parties. Our customers include global commercial clients and government clients who depend upon our operational efficiency, non-interruption of service, and accuracy and security of information. We also use third party providers such as subcontractors, software vendors, utility providers and network providers, upon whom we rely for our business processing services, to deliver uninterrupted, secure service. As part of our business processing services we also develop system software platforms necessary to support our customers’ needs, with significant ongoing investment in developing and operating customer-appropriate operating systems, data bases and system software solutions. We also receive, process, transmit and store substantial volumes of information relating to identifiable individuals, both in our role as a service provider and as an employer, and we are subject to numerous laws, rules and regulations in the United States (both federal and state) and foreign jurisdictions designed to protect both individually identifiable information as well as personal health information. We also receive, process and implement financial transactions, and disburse funds, on behalf of both commercial and government customers, which activity includes receiving debit and credit card information to process payments due to our customers as well as disbursing funds to payees of our customers. As a result of these and other business processing services, the integrity, security, accuracy and non-interruption of our systems and information technology and that of our third-party providers and our interfaces with our customers are extremely important to our business, operating results, growth, prospects and reputation.

We have implemented security systems and controls, both directly and with third-party subcontractors and service providers, with the intent of maintaining both the physical security of our facilities and the data security of our customers’, clients’ and suppliers’ confidential information and information related to identifiable individuals (including payment card and debit and credit card information and health information) against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and those of our customers and/or the information we and our customers are trying to protect. Cyber security failure might be caused by computer hacking, malware, computer viruses, worms and other destructive software, “cyber-attacks” and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events. Operational or business delays may also result from the disruption of network or information systems and subsequent remediation activities.

Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or implement sufficient preventative measures. Hacking, malware, phishing, viruses and other “cyber-attacks” have become more prevalent, have occurred in our systems in the past, and may occur in our systems in the future. Although we have implemented and intend to continue to implement what we believe to be appropriate cyber practices and cyber security systems, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our network and information systems.

Additionally, with advances in computer capabilities and data protection requirements to address ongoing threats, we may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by security breaches. Moreover, employee error or malfeasance, faulty password management or other irregularities may result in a defeat of our or our third-party service providers’ security measures and a breach of our or our third-party service providers’ information systems (whether digital, cloud-based or otherwise).

Conduent Inc. 2017 Annual Report     16

If unauthorized parties gain physical access to one of our or one of our third-party service providers’ facilities or electronic access to our or one of our third-party service providers’ information systems or such sensitive or confidential information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity and significant damage to our brand, governmental inquiry, oversight and possible regulatory action, difficulty in marketing our services, loss of existing and potential customers, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for substantial damages related to the theft or misuse of such information, any of which could materially adversely affect our results of operations and financial condition. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such personal information against "cyber attacks" and to maintain various systems and data centers for our customers. Often these systems and data centers must be maintained worldwide and on a 24/7 basis. Although we endeavor to ensure that there is adequate backup and maintenance of these systems and centers, we could experience service interruptions that could result in curtailed operations and loss of existing and potential customers, which could significantly reduce our revenues and profits in addition to significantly impairing our reputation. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim, each of which could materially adversely affect our results of operations and financial condition and diminish the value of our shares.

In addition, our and our customers’ systems and networks are subject to continued threats of terrorism, which could disrupt our operations as well as disrupt the utilities and telecommunications infrastructure on which our business depends. To the extent any such disruptions were to occur, our business, operating results and financial condition could be materially adversely affected.

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

Conduent Inc. 2017 Annual Report     17

If we are unable to collect our receivables for unbilled services, our results of operations and financial condition could be materially adversely affected.

The profitability of certain of our large contracts depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. Actual losses on client balances could differ from current estimates and, as a result, may require adjustment of our receivables for unbilled services. Our receivables include long-term contracts and over the course of a long-term contract, our customers’ financial condition may change such that their ability to pay their obligations, and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the federal, state and local governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its project, and the amounts of such recoveries may not meet our expectations or cover our costs. Timely collection of client balances also depends on our ability to complete our contractual commitments (for example, achieve specified milestones in percentage-of-completion contracts) and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our results of operations and financial condition could be materially adversely affected.

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

Conduent Inc. 2017 Annual Report     18

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

Our business is significantly dependent on telephone and data service provided by various local and long distance telephone and data service providers around the world. Accordingly, any disruption of these services could materially adversely affect our results of operations and financial condition. We have taken steps to mitigate our exposure to service disruptions by investing in redundant circuits, although there is no assurance that the redundant circuits would not also suffer disruption. Any inability to obtain telephone or data services at favorable rates could materially adversely affect our results of operations and financial condition. Where possible, we have entered into long-term contracts with various providers to mitigate short-term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone or data services that is not recoverable through an increase in the price of our services could materially adversely affect our results of operations and financial condition. In addition, a number of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable, and while there are backup systems in many of our operating facilities, an extended outage of utility or network services could materially adversely affect our results of operations and financial condition.

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

Conduent Inc. 2017 Annual Report     19

Our results of operations and financial condition could be materially adversely affected by legal and regulatory matters.

We are potentially subject to various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental and non-governmental entity contracting, servicing and governmental entity procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act of 1974 (ERISA); and other laws, regulations and contractual undertakings, as discussed under Note 13 – Contingencies and Litigation in our Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or should any of these matters result in an adverse judgment or be settled for significant amounts above any existing accruals, it could materially adversely affect our results of operations and financial condition in the period or periods in which such change in determination, judgment or settlement occurs. There can be no assurances as to the favorable outcome of any claim, lawsuit, investigation or proceeding. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could materially adversely affect our results of operations and financial condition. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain services, requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. In addition, it can be very costly to defend litigation and these costs could materially adversely affect our results of operations and financial condition. See Note 13 – Contingencies and Litigation to our Consolidated Financial Statements.

Our results of operations and financial condition may be materially adversely affected by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A portion of our revenues is generated from operations outside the United States. In addition, we maintain significant operations outside the United States. Our results of operations and financial condition could be materially adversely affected by changes in foreign currency exchange rates, as well as by a number of other factors, including, without limitation, changes in economic conditions from country to country, changes in a country’s political conditions, trade controls and protection measures, financial sanctions, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our Consolidated Financial Statements. If we are unable to effectively hedge these risks, our results of operations and financial condition could be materially adversely affected.

Conduent Inc. 2017 Annual Report     20

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

We believe that, as an independent, publicly traded company, we will be able to, among other things, design and implement corporate strategies and policies that are targeted to our business, better focus our financial and operational resources on our specific business, create effective incentives for our management and employees that are more closely tied to our business performance, provide investors more flexibility and enable us to achieve alignment with a more natural shareholder base and implement and maintain a capital structure designed to meet our specific needs. However, as a result of separating from Xerox, we may be more susceptible to market fluctuations and other adverse events. As an independent entity, we have an arm’s-length relationship with Xerox and we may not be able to obtain supplies from Xerox on terms as favorable to us as those we had as a wholly owned subsidiary of Xerox prior to the spin-off. As a smaller, independent company, Conduent has a narrower business focus and may be more vulnerable to changing market conditions as well as the risk of takeover by third parties. In addition, we may be unable to achieve some or all of the benefits that we expected to achieve as an independent company in the time we expect, if at all. Furthermore, Xerox used to guarantee our and our subsidiaries’ performance under certain services contracts and real estate leases. Following the spin-off, we expect that Conduent will provide such performance guarantees, and we may be unable to retain or renew contracts or real estate leases or a failure to renew such contracts or leases on favorable terms and conditions could materially adversely affect our results of operations and financial condition. If we fail to achieve some or all of the benefits that we expected to achieve as an independent company, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

Conduent Inc. 2017 Annual Report     21

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company, and we may experience increased costs after the spin-off.

We had historically operated as part of Xerox’s corporate organization, and Xerox had provided us with various corporate functions. Following the spin-off, Xerox has no obligation to provide us with assistance other than the transition services described under “Certain Relationships and Related Party Transactions —Transition Services Agreement.” These services do not include every service that we have received from Xerox in the past, and Xerox is only obligated to provide these services for limited periods following completion of the spin-off. Accordingly, following the spin-off, we have needed to provide internally or obtain from unaffiliated third parties the services we had received from Xerox. These services include senior management, legal, human resources, finance and accounting, treasury, information technology, marketing and communications, internal audit and other shared services, the effective and appropriate performance of which are critical to our operations. We may be unable to replace these services on terms and conditions as favorable as those we received from Xerox. Because our business had operated as part of the wider Xerox organization, we may incur additional costs that could adversely affect our business. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our results of operations and financial condition could be materially adversely affected.

We have no recent operating history as an independent, publicly traded company, and our historical and pro forma financial data are not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

We derived certain of the historical financial data included in this Annual Report from Xerox’s consolidated financial statements, and this data does not necessarily reflect the results of operations and financial condition we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•
Prior to the spin-off, we operated as part of Xerox’s broader corporate organization and Xerox performed various corporate functions for us, including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology, marketing and communications, internal audit and other shared services. Our historical financial data reflect allocations of corporate expenses from Xerox for these and similar functions. These allocations may not reflect the costs we have incurred and in the future will incur for similar services as an independent, publicly traded company.

•	We entered into transactions with Xerox that did not exist prior to the spin-off, such as Xerox’s provision of transition services, which will cause us to incur new costs.

•
Such historical financial data does not and in the future may not reflect changes that we have experienced and expect to experience in the future as a result of our separation from Xerox. As part of Xerox, we enjoyed certain benefits from Xerox’s operating diversity, size, purchasing power, credit rating, borrowing leverage and available capital for investments. Many of our services contracts, particularly those for our transportation service offerings in our Public Sector business, require significant capital investments, and after the spin-off, we may not have access to the capital (from both internal and external sources) necessary to fund these services contracts. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of Xerox prior to the spin-off.

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

Conduent Inc. 2017 Annual Report     22

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with Xerox.

We entered into agreements with Xerox related to our separation from Xerox, including the Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement and any other agreements, while we were still part of Xerox. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between Xerox and us. We may have received better terms from third parties. See “Certain Relationships and Related Party Transactions—Agreements with Xerox.”

The spin-off could result in significant tax liability to Xerox and its shareholders.
Completion of the spin-off required Xerox’s receipt of a written opinion of Cravath, Swaine & Moore LLP to the effect that the Distribution should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code (the "Code") and the receipt and continuing effectiveness and validity of the IRS Ruling.
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
Xerox received an IRS ruling in connection with the spin-off (the "IRS Ruling"). The IRS Ruling relies on certain facts, assumptions, representations and undertakings from Xerox and us regarding the past and future conduct of Xerox’s and our businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, Xerox may not be able to rely on the IRS Ruling. In addition, the IRS Ruling is not a comprehensive ruling from the IRS regarding all aspects of the U.S. federal income tax consequences of the transactions.
Accordingly, notwithstanding the opinion of counsel and the IRS Ruling, there can be no assurance that the IRS will not assert, or that a court would not sustain, a contrary position.
If the distribution in connection with the spin-off were determined not to qualify for non-recognition of gain and loss for U.S. federal income tax purposes, U.S. holders who received our common stock could be subject to tax. In this case, each U.S. holder who received our common stock in the distribution would generally, for U.S. federal income tax purposes, be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in (i) a taxable dividend to the U.S. holder to the extent of that U.S. holder’s pro rata share of Xerox’s current and accumulated earnings and profits; (ii) a reduction in the U.S. holder’s basis (but not below zero) in Xerox common stock to the extent the amount received exceeds the shareholder’s share of Xerox’s earnings and profits; and (iii) a taxable gain from the exchange of Xerox common stock to the extent the amount received exceeds the sum of the U.S. holder’s share of Xerox’s earnings and profits and the U.S. holder’s basis in its Xerox common stock.

We could have an indemnification obligation to Xerox if the Distribution were determined not to qualify for non-recognition treatment, which could materially adversely affect our results of operations and financial condition.
If it were determined that the distribution in connection with the spin-off did not qualify for non-recognition of gain and loss under Section 355 of the Code, we could, under certain circumstances, be required to indemnify Xerox for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our results of operations and financial condition.

Conduent Inc. 2017 Annual Report     23

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
We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355 of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may otherwise maximize the value of our business, and might discourage or delay a strategic transaction that our shareholders may consider favorable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, California, Mexico, Guatemala, the Philippines, Jamaica, Romania and India. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2017 was approximately 9.7 million square feet at an annual operating cost (lease costs and expenses) of approximately $247 million and comprised 330 leased properties and 9 owned properties. We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.

In addition to the 9.7 million square feet of our real estate property portfolio, we also had 2.7 million square feet of our leased and owned properties that became surplus in 2017 due to the implementation of our strategic transformation program as well as various productivity initiatives to consolidate our real estate footprint. We aggressively managed our surplus properties through early terminations and subleasing of leased properties and the sale of owned properties. As a result, approximately 1.7 million square feet of the surplus property portfolio were resolved as of December 31, 2017. Additional leased and owned properties may become surplus over the next three years as we continue the strategic transformation program. We are obligated to maintain our leased surplus properties through required contractual lease periods and plan to dispose of or sublease these properties.

ITEM 3. LEGAL PROCEEDINGS
The information set forth under Note 13 – Contingencies and Litigation in the Consolidated Financial Statements in Part II, Item 8, which is incorporated here by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Conduent Inc. 2017 Annual Report     24

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

The common stock of Conduent Incorporated is listed on the New York Stock Exchange under the ticker symbol "CNDT." Our common stock began trading January 3, 2017.
Conduent Common Stock Prices for 2017

New York Stock Exchange composite prices*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$17.44	$18.15	$17.20	$16.39
Low	$13.10	$15.50	$15.38	$14.95
_____
* Price as of close of business.
Common Shareholders of Record

Refer to Item 6. Selected Financial Data—Five Years in Review for common shareholders of record at year-end, which is incorporated here by reference.
Conduent Common Stock Dividends

We did not pay any dividends on our common stock in 2017. We intend to retain future earnings for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends on our common stock for the foreseeable future.
Performance Graph

Conduent Inc. 2017 Annual Report     25

Sales of Unregistered Securities During the Quarter Ended December 31, 2017

None

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW(1)
(in millions, except per-share data)

	2017	2016	2015	2014	2013
Operations
Revenues	$6,022	$6,408	$6,662	$6,938	$6,879
Income (loss) income from continuing operations	177	(983)	(336)	34	135
Net income (loss)	181	(983)	(414)	(81)	182
Per-Share Data
Income (loss) from continuing operations
Basic	$0.82	$(4.85)	$(1.65)	$0.17	$0.67
Diluted	0.81	(4.85)	(1.65)	0.17	0.67
Net income (loss) attributable to Conduent
Basic	0.84	(4.85)	(2.04)	(0.40)	0.90
Diluted	0.83	(4.85)	(2.04)	(0.40)	0.90
Financial Position
Working capital	$1,342	$515	$(867)	$(887)	$(1,450)
Total Assets	7,548	7,709	9,058	10,954	11,205
Consolidated Capitalization
Short-term debt and current portion of long-term debt	$82	$28	$24	$268	$42
Long-term debt	1,979	1,913	37	43	310
Total Debt(2)	2,061	1,941	61	311	352
Series A preferred stock	142	142	n/a	n/a	n/a
Conduent shareholders' equity/former parent investment	3,529	3,288	5,162	5,411	5,579
Total Consolidated Capitalization	$5,732	$5,371	$5,223	$5,722	$5,931
Selected Data and Ratios(3)
Common shareholders of record at year-end(3)	26,936	n/a	n/a	n/a	n/a
Book value per common share(3)	$16.77	n/a	n/a	n/a	n/a
Year-end common stock market price(3)	$16.16	n/a	n/a	n/a	n/a

__________

(1)
On December 31, 2016, Conduent spun-off from Xerox Corporation. See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 of this 2017 Form 10-K for a discussion concerning the historical financial statements.

(2)	Includes capital lease obligations.

(3)	Common stock of Conduent Incorporated did not begin trading on the NYSE until January 3, 2017; therefore, selected data and ratios are not available for years prior to 2017.

Conduent Inc. 2017 Annual Report     26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Conduent Incorporated. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. This MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this 2017 Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.

Overview
With revenues of $6.0 billion, we are a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience.
Headquartered in Florham Park, New Jersey, we, have a team of approximately 90,000 people as of December 31, 2017, who serves customers in 31 countries. In 2017, 12% of our revenue was generated outside the U.S.

Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

Beginning in 2017, in an effort to better reflect how we manage our business, we changed our reporting segments to align the Healthcare business based upon customer focus between Commercial Industries and Public Sector.

•
Commercial Industries - Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, we deliver end-to-end business-to-business and business-to-customer services that enable our clients to optimize their key processes. Our multi-industry competencies include transaction processing, customer experience, human resource management, omni-channel communications and finance and accounting services.

•
Public Sector - Our Public Sector segment provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance, program administration, transaction processing and payment services.

Other includes our Government HE Medicaid Platform business, where we are limiting our focus to maintaining systems for our current clients; our Education Business inclusive of our Student Loan business, which is in runoff; and inter-segment eliminations.
Significant 2017 Actions

Dispositions

In 2017, we completed divestitures of: (1) our Firehouse business and suite of emergency records management products used by fire departments across the country for their incident reporting and Emergency Management System information and records management; (2) our healthcare provider consulting services business, which advises healthcare organizations on IT application optimization; (3) the Breakaway Group business, which provides advisory project services to assist healthcare organizations optimize their health IT applications; (4) the mobile device management business of Wireless Data Services Limited; and (5) the Global Mobility business. The aggregate proceeds for these divestitures was $56 million in cash. The businesses sold represent $60 million and $82 million of 2017 and 2016 revenue, respectively. We recorded a pre-tax gain of $16 million on these divestitures for the year ended December 31, 2017.

Conduent Inc. 2017 Annual Report     27

In addition, in 2017, we sold a property located in Dallas, Texas, which was formerly the Affiliated Computer Services (ACS) headquarters, for a pre-tax gain of $24 million. This was part of our effort to consolidate our real estate footprint.
Health Enterprise Settlement
On November 28, 2017, we entered into a definitive settlement agreement with the State of New York regarding resolution of the HE platform project. Under the terms of the settlement: (1) our contract with the State of New York terminated effective December 15, 2017 and we were released from all liabilities and obligations in connection with the contract at such time; and (2) we will pay, or incur costs on behalf of, the State of New York in the amount of approximately $20 million. As we have previously reserved this amount, we will incur no additional charges as a result of the settlement.
Significant 2016 Actions

Separation
On December 31, 2016, Conduent Incorporated spun-off from Xerox Corporation, pursuant to the Separation and Distribution Agreement. The separation was completed by way of a pro rata distribution of Conduent Incorporated shares held by Xerox to Xerox's shareholders. As a result of the spin-off we operate as an independent, publicly traded company on the New York Stock Exchange under the ticker "CNDT".

Goodwill Impairment Charge
Our Commercial Industries reporting units operating results declined in 2016 versus our expectations, including a weak fourth quarter 2016. In performing our annual impairment test during the fourth quarter of 2016, we determined that the carrying value of the Commercial Industries reporting unit exceeded its fair value by 53%, which resulted in a goodwill impairment of $935 million. This has been presented as Goodwill impairment, a separate line item in the Consolidated Statements of Income (Loss). Refer to Note 6 – Goodwill and Intangible Assets, Net, in the Consolidated Financial Statements for additional information.

Health Enterprise Charge
In February 2017, we determined that it was not probable that the New York Medicaid Management Information System (NY MMIS) project would be completed. As a result of this determination, we recorded a pre-tax charge (NY MMIS charge) of $161 million ($98 million after-tax) in the fourth quarter of 2016. The charge included $83 million for the write-off of contract receivables which were recorded as a reduction of revenue and $78 million recorded in Cost of services including $36 million for wind-down costs, $28 million related to the non-cash charge for the impairment of software and $14 million for the write-off of deferred contract set-up and transition costs and other related assets and liabilities.
Significant 2015 Actions
Health Enterprise Charge
In 2015, we determined that we would not fully complete the HE platform implementation projects in California and Montana. However, we would continue to process Medicaid claims using existing legacy systems in those states, thus providing uninterrupted service for the states' healthcare providers and constituents.
As a result of this determination, we recorded a pre-tax HE charge of $389 million ($237 million after-tax). The charge included $116 million for the write-off of contract receivables (primarily non-current), $34 million related to the non-cash impairment of the HE software and deferred contract set-up transition costs and $23 million for other related assets and liabilities. The remainder of the charge was primarily related to settlement costs including payments to subcontractors resulting in cash outflows in future periods. Of the $389 million charge, $116 million was recorded as a reduction to revenue and the remaining $273 million recorded to Cost of services.
This development resulted from the Government Healthcare strategy change announced in July 2015, regarding our decision to focus our future HE implementations on current Medicaid customers and to discontinue investment in and sales of our Integrated Eligibility System. This resulted in a pre-tax non-cash software platform impairment charge of $146 million ($89 million after-tax).

Conduent Inc. 2017 Annual Report     28

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and notes thereto. In preparing our Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the Consolidated Financial Statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Senior management has discussed the development and selection of the critical accounting policies, estimates and related disclosures included herein with the Audit Committee of the Board of Directors. We consider these as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management's judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclose the impact of these different estimates on our operations. In certain instances, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.
Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Revenue Recognition
Application of the various accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies — Revenue Recognition in the Consolidated Financial Statements for additional information regarding our revenue recognition policies.
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
We recognize revenues when we have persuasive evidence of an arrangement, the services have been provided, the transaction price is fixed or determinable and collectability is reasonably assured. During 2017, approximately 80% of our revenue was recognized based on transaction volumes, approximately 13% was recognized on a fixed fee basis (wherein our revenue is earned as we fulfill our performance obligations under the arrangement), approximately 1% was related to cost reimbursable contracts, approximately 2% recognized using POC accounting and the remaining 4% was related to time and material contracts. Our revenue mix is subject to change due to the impact of changing customer requirements, acquisitions, divestitures, new business and lost business.
Percentage-of-Completion: The POC method requires the use of estimates and judgment. Although not significant to total revenue, the POC methodology is normally applied to certain of our larger and longer term outsourcing contracts involving system development and implementation, primarily in government healthcare and certain government transportation contracts. In addition, we had unbilled receivables totaling $187 million and $279 million at December 31, 2017 and 2016, respectively, representing revenues recognized but not yet billable under the terms of our POC contracts.

Conduent Inc. 2017 Annual Report     29

The POC accounting methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed based on a current cumulative cost incurred to estimated total cost basis and a reasonably consistent profit margin over the period. Due to the long-term nature of these arrangements, developing the estimates of cost often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues. Such revisions are reflected in income in the period in which the facts that give rise to that revision become known. We perform ongoing profitability analysis of our POC services contracts in order to determine whether the latest estimates require updating. Key factors reviewed by the Company to estimate the future costs to complete each contract are future labor costs, future product costs, expected productivity efficiencies, achievement of contracted milestones and performance goals, as well as potential penalties for milestone and system implementation delays.
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
Capitalization of Outsourcing Contract Costs
In connection with our services arrangements, we incur and capitalize costs to originate these long-term contracts and to perform the migration, transition and setup activities necessary to enable us to perform under the terms of the arrangement. Certain initial direct costs of an arrangement are capitalized and amortized over the contractual service period of the arrangement to cost of services. From time to time, we also provide inducements to customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. We regularly review costs to determine appropriateness for deferral in accordance with the relevant accounting guidance. Key estimates and assumptions that we must make include projecting future cash flows in order to assess the recoverability of deferred costs. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to the carrying amount of contract related assets, including the unamortized deferred cost balance. Key factors that are considered in estimating the undiscounted cash flows include projected labor costs and productivity efficiencies. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations.
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
Refer to Note 5 – Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information regarding capitalized software costs.

Conduent Inc. 2017 Annual Report     30

Held for Sale
We classify assets as held for sale in the period when the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal group); (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
A long-lived asset (disposal group) that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset (disposal group) until the date of sale.
The fair value of a long-lived asset (disposal group) less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group in the line items Assets held for sale and Liabilities held for sale, respectively, in the Consolidated Balance Sheets.
In the fourth quarter of 2017, management approved the disposal through sale of certain assets and businesses, which is a mix of both Commercial Industries and Public Sectors. This action was taken as a result of our evaluation of these businesses as they represent businesses in markets or with services that we did not see as strategic or core. As of December 31, 2017, these businesses qualified as assets held for sale. During the year ended December 31, 2017, we reclassified $757 million to assets held for sale and $169 million to liabilities held for sale, as we have an active program to locate buyers for these businesses and we expect these businesses to be sold within one year.
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
When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds the related projected undiscounted cash flows from these assets. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge, if any, and thus materially different results of operations.
Goodwill
Goodwill is not amortized but rather tested for impairment annually, or more frequently, if an event or circumstance indicates that impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated competitive activities and acts by governments and courts.

Conduent Inc. 2017 Annual Report     31

Application of the annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment of the fair value of each reporting unit. We determined that our reporting units were the same as our operating segments and, therefore, our business is comprised of two reporting units. Our annual quantitative impairment test of goodwill was performed in the fourth quarter of 2017.
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
Based on our quantitative assessments, we concluded that the fair value of our Commercial Industries and Public Sector reporting units exceeded their respective carrying values by 72% and 13%, respectively, at December 31, 2017. The most significant assumptions used in the goodwill analysis relate to a 3% long-term organic growth rate for both the Commercial Industries and Public Sector segments as well as a 9.25% and a 8.75% discount rate for the Commercial Industries and Public Sector segments, respectively. The fair values of the Commercial Industries and Public Sector segments are sensitive to changes in the long-term growth rates and the discount rates. A decrease of 50 basis points to the long-term growth rate or an increase to the discount rate of 50 basis points would result in an approximate reduction of fair value of $200 million and $250 million, respectively, in the Public Sector segment.
Refer to Note 6 – Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding goodwill by reportable segment.
Restructuring and Asset Impairments
We have engaged in restructuring actions, which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction, the fair value of assets made redundant or obsolete and the lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements.
For additional information regarding our restructuring actions, refer to the "Restructuring and Related Costs" section in the MD&A and Note 7 – Restructuring Programs and Asset Impairment Charges in the Consolidated Financial Statements.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our provision will change based on discrete or other nonrecurring events such as audit settlements, tax law changes, changes in valuation allowances and other factors, that may not be predictable. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as an unusual or one-time item.

Conduent Inc. 2017 Annual Report     32

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $250 million and $360 million had valuation allowances of $35 million and $24 million at December 31, 2017 and 2016, respectively. As a result of the 2017 tax law changes in the United States, we recorded provisional amounts for a one-time non-cash $210 million income tax benefit related to adjusting our deferred tax liabilities from a 35% Federal tax rate to a 21% Federal tax rate and the transition tax expense of $12 million.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $15 million, $14 million and $24 million at December 31, 2017, 2016 and 2015, respectively.
Refer to Note 12 – Income Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.
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
Refer to Note 13 – Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding loss contingencies.

Conduent Inc. 2017 Annual Report     33

Financial Information

Financial information for the three years ended December 31, 2017 was as follows:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(in millions)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Total Revenues	$6,022	$6,408	$6,662	$(386)	(6)%	$(254)	(4)%
Total Cost of services	4,977	5,498	5,977	(521)	(9)%	(479)	(8)%
Gross Margin	$1,045	$910	$685	$135	15%	$225	33%

Operating Costs and Expenses
Research and development	$13	$31	$52	$(18)	(58)%	$(21)	(40)%
Selling, general and administrative	615	686	699	(71)	(10)%	(13)	(2)%
Restructuring and related costs	101	101	159	—	—%	(58)	(36)%
Amortization of intangible assets	243	280	250	(37)	(13)%	30	12%
Goodwill impairment	—	935	—	(935)	(100)%	935	100%
Separation costs	12	44	—	(32)	(73)%	44	100%
Interest expense	137	14	8	123	879%	6	75%
Related party interest	—	26	61	(26)	(100)%	(35)	(57)%
(Gain) loss on sale of asset and businesses	(42)	2	—	(44)	(2,200)%	2	100%
Other (income) expenses, net	(18)	18	30	(36)	(200)%	(12)	(40)%
Total Operating Costs and Expenses	$1,061	$2,137	$1,259	$(1,076)	(50)%	$878	70%

Loss Before Income Taxes	$(16)	$(1,227)	$(574)	$1,211	(99)%	$(653)	114%
Income tax benefit	(193)	(244)	(238)	51	(21)%	(6)	3%
Income (Loss) From Continuing Operations	$177	$(983)	$(336)	$1,160	(118)%	$(647)	193%
Revenue

Total revenues for 2017 decreased mainly due to the impact from strategic decisions by management as part of our portfolio rationalization, including exiting certain unprofitable contracts, the run-off of our Student Loan business and contract losses. Partially offsetting these declines was an increase from the ramping of new business.

Total revenues for 2016 decreased compared to the prior year as a result of the NY MMIS charge of $83 million, lower volumes, delayed ramping of new business and contract exits, primarily in customer care contracts within our Commercial Industries segment, the run off of our Student Loan business and overall price declines that were consistent with prior-period trends. Partially offsetting these declines were new contracts in the Public Sector.
Cost of Services
Cost of services for 2017 decreased compared to the prior year period primarily due to cost transformation, lost business, wind-down of the NY MMIS contract, run-off of our Student Loan business, strategic contract actions taken by management as part of portfolio management and lower volumes.
Cost of services for 2016 decreased compared to the prior year period primarily due to lost business, the NY MMIS contract, run-off of our Student Loan business and lower volumes.
Gross Margin
Increase in gross margin in 2017 compared to the prior year period was driven primarily by the impact of cost and productivity improvements, including benefits from our strategic transformation program, exiting or remediating certain underperforming contracts and lower costs associated with our Student Loan business. This was partially offset by the run-off of our Student Loan business, contract losses and lower volumes with existing clients.
Increase in gross margin in 2016 compared to the prior year period reflected cost benefits from our strategic transformation initiatives offset by lost business and margin pressures in our customer service offerings and price declines.

Conduent Inc. 2017 Annual Report     34

Selling, General and Administrative (SG&A)
Lower SG&A compared to the prior years reflected the impact of our strategic transformation initiatives driving lower wages and benefits, partially offset by the expansion and investment in our sales force.
Restructuring and Related Costs

Restructuring and related costs for the year ended December 31, 2017 include $46 million of lease cancellation costs as part of our effort to consolidate our real estate footprint, $41 million of severance costs due to headcount reductions of approximately 3,200 employees worldwide, $9 million of costs primarily related to professional support services associated with the implementation of the strategic transformation program and $5 million of asset impairments charges.

Restructuring and related costs for the year ended December 31, 2016 include $54 million of severance costs due to headcount reductions of approximately 3,600 employees worldwide, $28 million of costs primarily related to professional support services associated with the implementation of the strategic transformation program, $12 million of asset impairment charges and $7 million of lease cancellation costs.

Refer to Note 7 – Restructuring Programs and Asset Impairment Charges in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets

Amortization of intangible asset decreased in 2017 from the prior year primarily due to the acceleration of amortization of certain trade-names in 2016.
Amortization of intangible assets was higher in 2016 as compared to 2015, primarily due to the acceleration of amortization of certain trade-names associated with prior acquisitions.
Refer to Note 6 – Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.

Goodwill Impairment

Our Commercial Industries reporting unit experienced declining operating results in 2016 versus expectations. As a result, we recorded a goodwill impairment of $935 million. Refer to Note 6 – Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding the Goodwill impairment charge.

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

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the year ended December 31, 2017 increased compared to the prior year, primarily due to the issuance of debt with the capitalization of the Company during the spin-off in December 2016 and subsequent borrowing under Term Loan B in January 2017, as well as amounts outstanding at various times throughout the year under the Company's credit facility.

In 2017, the Company successfully repriced its Term Loan B in April and October (Amendments No.1 and No. 2, respectively), which overall resulted in lowering the total interest rate on this loan by 250 basis points to LIBOR plus 3.0%.

Refer to Note 8 – Debt in the Consolidated Financial Statements for additional information.

Conduent Inc. 2017 Annual Report     35

Related Party Interest

In January 2017, in connection with the spin-off from Xerox Corporation, we paid Xerox $161 million for the final settlement per the Separation and Distribution Agreement.

Related-party interest expense for the year ended December 31, 2016 was lower than the prior year primarily due to the payment of certain related party notes payable in 2015, as a result of the proceeds received from the sale of the ITO business.

Refer to Note 18 – Related Party Transactions and Former Parent Company Investment in the Consolidated Financial Statements for additional information.

(Gain) Loss on Sale of Asset

As disclosed under Item 7. MD&A— Divestiture, we completed five divestitures in 2017 with aggregate proceeds of $56 million. We recorded a pre-tax gain of $16 million on these divestitures. In addition, in 2017 we sold a property located in Dallas, TX, which was formerly the ACS headquarters, for a pre-tax gain of $24 million.
Other (Income) Expense, Net
Other (income) expense, net primarily includes foreign currency transaction losses (gains), litigation and other contingent matters and deferred compensation investment results.
Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted. The effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of US federal income taxes, the enactment date is the date the bill becomes law. The income tax effects of the Tax Reform have been initially accounted for on a provisional basis pursuant to the SEC staff guidance on income taxes. Reasonable estimates for all material tax effects of the Tax Reform have been provided and adjustments to provisional amounts will be made in subsequent reporting periods as information becomes available to complete provisional computations.

The 2017 effective tax rate was 1,206.3% as compared with 19.9% for the prior year. The 2017 rate was higher than the U.S. statutory tax rate of 35% primarily due to the impact of the Tax Reform, which included the reduction of the U.S. statutory rate from 35% to 21% and a one-time tax on undistributed and previously untaxed post-1986 foreign earnings and profits. Excluding primarily the tax impact of the Tax Reform, the termination of the COLI, amortization of intangible assets and gains on U.S divestitures, the adjusted effective tax rate for 2017 was 33.8%. The Tax Reform is the most significant change to U.S. federal income tax legislation in over 30 years and, as a result, has a disproportionate effect on our 2017 effective tax rate. See Note 12 – Income Taxes for further information regarding the impact of the Tax Reform on our Consolidated Financial Statements.

Deferred tax assets and liabilities are measured and recorded using the enacted tax rates for the periods during which the related temporary differences are expected to reverse or deferred tax attributes are expected to be realized. As a result of the change in future federal statutory tax rate due to the passing of the Tax Reform, the deferred tax assets and liabilities should no longer be valued at a federal statutory rate of 35%, but rather at the rate in which the benefit of the deferred tax liabilities will be realized by the Company. As such, the U.S. federal statutory rate used to value the Company's deferred tax assets and liabilities was 21%, which resulted in a $210 million tax benefit.

The 2016 effective tax rate was lower than the U.S. statutory tax rate due primarily to the impact of the non-deductible Goodwill impairment charge. Excluding primarily the goodwill impairment, NY MMIS, amortization of intangible assets, and restructuring costs, the 2016 normalized effective rate was 29.0%.

Conduent Inc. 2017 Annual Report     36

Operations Review of Segments
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate. Beginning in 2017, in an effort to better reflect how we organize and manage our business, we changed our reporting segments to align the Healthcare business based on customer focus between Commercial Industries and Public Sector. All prior years have been adjusted to reflect the new reporting segments.
The following are our results of financial performance by segment for the three years ended December 31, 2017:

(in millions)	Commercial Industries	Public Sector	Other	Total
Year Ended December 31, 2017
Total Revenue	$3,548	$2,163	$311	$6,022
Profit (Loss)	$182	$245	$(10)	$417
EBITDA(1)	$344	$330	$(3)	$671
Adjusted EBITDA(1)	$344	$330	$(2)	$672

% of Total Revenue	58.9%	35.9%	5.2%	100.0%
EBITDA Margin(1)	9.7%	15.3%	(1.0)%	11.1%
Adjusted EBITDA Margin(1)	9.7%	15.3%	(0.6)%	11.2%

Year Ended December 31, 2016
Total Revenue	$3,805	$2,308	$295	$6,408
Adjusted Revenue(1)	$3,805	$2,308	$378	$6,491
Profit (Loss)	$151	$293	$(248)	$196
EBITDA(1)	$313	$395	$(182)	$526
Adjusted EBITDA(1)	$313	$395	$(73)	$635

% of Total Revenue	59.4%	36.0%	4.6%	100.0%
EBITDA Margin(1)	8.2%	17.1%	(61.7)%	8.2%
Adjusted EBITDA Margin(1)	8.2%	17.1%	(19.3)%	9.8%

Year Ended December 31, 2015
Total Revenue	$4,059	$2,331	$272	$6,662
Adjusted Revenue(1)	$4,059	$2,331	$388	$6,778
Profit (Loss)	$148	$298	$(509)	$(63)
EBITDA(1)	$308	$416	$(440)	$284
Adjusted EBITDA(1)	$308	$416	$(85)	$639

% of Total Revenue	60.9%	35.0%	4.1%	100.0%
EBITDA Margin(1)	7.6%	17.8%	(161.8)%	4.3%
Adjusted EBITDA Margin(1)	7.6%	17.8%	(21.9)%	9.4%
_______________

(1)	Refer to the reconciliations table in the "Non-GAAP Financial Measures" section.

Commercial Industries Segment
Revenue
Commercial Industries revenue 2017 as compared to prior year decreased, primarily driven by strategic contract actions, lower volumes in our customer care offerings and lost business, partially offset by revenue from new contracts and price increases with existing clients. Commercial Industries revenue for 2016 decreased from the prior year, mainly driven by lost business, lower volumes in our customer care offerings and reduced level of project work as a result of fewer large cases in our litigation services offering, negative impacts from currency and strategic contract exits. Partially offsetting the decline were new contract signings, primarily in our high-tech business area.

Conduent Inc. 2017 Annual Report     37

Segment Profit
Increase in the Commercial Industries segment profit for 2017 as compared to the prior year, was primarily driven by reduced costs as a result of our strategic transformation initiatives, including contract remediation and strategic contract actions, partially offset by the overall revenue decline. The Commercial Industries segment profit for 2016 as compared to the prior year was largely flat, primarily due to overall benefits from costs and productivity initiatives, partially offset by margin pressure in our customer care services offering and reduced project work in our litigation services offering.

Public Sector Segment
Revenue
Public Sector revenue for 2017 as compared to prior year decreased, primarily driven by strategic decisions and contract losses in State & Local, Government Healthcare and Payment Services. Public Sector revenue for 2016 decreased as compared to the prior year, primarily due to lower volumes and lost business in State Government Services, partially offset by new business.
Segment Profit
Decrease in the Public Sector segment profit for 2017 as compared to the prior year was mainly due to strategic decisions, contract losses in Government Healthcare, as well as losses in our Payment Services business, partially mitigated by our strategic transformation initiative. Decrease in the Public Sector segment profit for 2016 as compared to prior year was primarily due to the impact of lost business in State Government Services, partially offset by costs and productivity initiatives and improved performance in our transportation offering.

Other
Revenue
Other revenue for 2017 improved compared to 2016, primarily due to improved pricing and performance from two large Health Enterprise clients, partially offset by the exit from the NY MMIS contract and the strategic run-off of the Student Loan business. Other revenue for 2016 increased compared to 2015 as a result of the non-recurring $116 million HE charge in 2015, partially offset by the $83 million write-off of NY MMIS in 2016, the continued run-off of the Student Loan business, partially offset by our prior-year decision to not complete the HE implementations in California and Montana.
Segment Loss
Other loss for 2017 improved, primarily due to improved profitability in the student loan business, improved pricing from a contract extension with a large Health Enterprise client and general operational efficiencies in the HE business. Other loss for 2016 improved as a result of the non-recurring $389 million HE charge in 2015, partially offset by the $161 million write-off of the NY MMIS, partially offset by improvements in HE platform implementation expenses resulting from the decision to not fully complete the HE platform implementation in California and Montana.
Metrics
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts. The amounts in the following table do not reflect the impact of our adoption of the new revenue recognition standard on January 1, 2018. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the estimated impact of the adoption of this standard.

Conduent Inc. 2017 Annual Report     38

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(in millions)	2017	2016	2015	$ Change	% Change	$ Change	% Change
New business TCV	$2,260	$2,527	$4,345	$(267)	(11)%	$(1,818)	(42)%
Renewals TCV	2,692	4,325	3,637	(1,633)	(38)%	688	19%
Total Signings	$4,952	$6,852	$7,982	$(1,900)	(28)%	$(1,130)	(14)%

Annual recurring revenue signings	$533	$589	$883	$(56)	(10)%	$(294)	(33)%
Non-recurring revenue signings	$383	$438	$451	$(55)	(13)%	$(13)	(3)%
Signings for 2017 decreased compared to the prior year mainly due to strategic decisions by management to streamline our portfolio which impacted both new business and renewal volume. Partially offsetting these declines were new business wins in targeted offerings and expansion with certain existing clients.
Signings for 2016 decreased compared to the prior year, primarily reflecting lower contribution from new business, due in part to our decision not to pursue opportunities with lower margins and the prior year large NY MMIS new business signing.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.
Excluding our strategic decision not to renew certain contracts, renewal rate for 2017 was 94% and above our target range of 85%-90%. Including all contracts, renewals would have been 87%.

Capital Resources and Liquidity

As of December 31, 2017 and 2016, total cash and cash equivalents were $658 million and $390 million, respectively. As of December 31, 2017, there were $1,574 million outstanding borrowings under our credit facility and we utilized $12 million of our revolving credit facility capacity to issue letters of credit. In addition, we will make payments in 2018 of $99 million to participants of the terminated deferred compensation plans.

Refer to the Capital Market Activity section below for additional information regarding our capital activity.
Cash Flow Analysis

The following summarizes our cash flows for the three years ended December 31, 2017, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2017	2016	2015	2017	2016
Net cash provided by operating activities	$302	$108	$493	$194	$(385)
Net cash provided by investing activities	74	16	522	58	(506)
Net cash provided by (used in) financing activities	(109)	132	(1,023)	(241)	1,155
Operating Activities

The increase in cash generated from operating activities for the year ended December 31, 2017 was primarily attributable to improvements in working capital and reduced wind-down payments associated with implementations in California, Montana and New York, partially offset by a higher interest payments on our outstanding debt.

The decrease in cash generated from operating activities for the year ended December 31, 2016 was primarily attributable to reduced factoring, HE settlement payments and working capital partially offset by lower net income tax payments due to income tax refunds.

Conduent Inc. 2017 Annual Report     39

Investing Activities

The increase in cash provided by investing activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to $117 million in proceeds received on the liquidation of investments related to the termination of the deferred compensation plan, $56 million of proceeds from the sale of business and assets as compared to payments of $54 million in 2016, $86 million of lower net additions to land, buildings and equipment, partially offset by non-recurring proceeds of $248 million on related party notes receivable in 2016.

The decrease in cash provided by investing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily related to $54 million of payments for the sale of business and assets as compared to proceeds of $742 million in 2015, partially offset by proceeds of $248 million from related party notes receivable in 2016.
Financing Activities

The change to cash used in financing activities for the year ended December 31, 2017 compared to cash provided by for the year ended December 31, 2016 was primarily related to a decrease of $1.7 billion in proceeds from long term debt and an increase in debt payments of $209 million, partially offset by a reduction in payments to former parent of $1.6 billion.

The change to cash provided by financing activities for the year ended December 31, 2016 compared to cash used for the year ended December 31, 2015 was primarily related to an increase of $1.9 billion in proceeds from long term debt and a reduction in payments on debt of $261 million, partially offset by an increase in payments to former parent of $957 million.

Capital Market Activity

In April 2017, we entered into Amendment No. 1 to the Credit Agreement, which reduced the interest rate on our Term Loan B by 1.5% from 5.5% over LIBOR to 4.0% over LIBOR. Subsequently in October 2017, we entered into Amendment No. 2, which reduced the interest rate on our Term Loan B by 1.0% from 4.0% over LIBOR to 3.0% over LIBOR.

In January 2017, we borrowed an additional $100 million on Term Loan B with proceeds used for general corporate purposes.

Refer to Note 8 – Debt in the Consolidated Financial Statements for additional information.

Financial Instruments

Refer to Note 9 – Financial Instruments in the Consolidated Financial Statements for additional information.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

At December 31, 2017, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Total debt, including capital lease obligations(1)	$82	$72	$85	$560	$9	$1,309
Interest on debt(2)	115	113	110	107	91	156
Minimum operating lease commitments(3)	163	119	80	53	31	52
Defined benefit pension plans	8	—	—	—	—	—
Estimated Purchase Commitments(4)	116	100	68	38	21	—
Total	$484	$404	$343	$758	$152	$1,517
_______________

(1)	Total debt represents principal debt and capital leases. Refer to Note 8 – Debt in the Consolidated Financial Statements for additional information regarding debt.

(2)	Represents interest on debt. Refer to Note 8 – Debt in the Consolidated Financial Statements for additional information.

(3)	Refer to Note 5 – Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information.

Conduent Inc. 2017 Annual Report     40

(4)
Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

Pension Benefit Plans

We sponsor defined benefit pension plans that require periodic cash contributions. Our 2017 cash contributions for these plans were $8 million. In 2018, based on current actuarial calculations, we expect to make contributions of approximately $8 million to our worldwide defined benefit pension plans.
Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2017, the unfunded and underfunded balances of our U.S. and non-U.S. defined benefit pension plans were $40 million and $19 million, respectively.
Refer to Note 11 – Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and post-retirement plans.
Other Contingencies and Commitments

As more fully discussed in Note 13 – Contingencies and Litigation in the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, refer to the preceding table for the Company's contractual cash obligations and other commercial commitments and Note 13 – Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Non-GAAP Financial Measures

We have reported our financial results in accordance with U.S. generally accepted accounting principles (GAAP). In addition, we have discussed our results using the non-GAAP measures described below.

Conduent Inc. 2017 Annual Report     41

We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it is necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related tax effects. Management believes that these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable U.S. GAAP measures and should be read only in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions and providing such non-GAAP financial measures to investors allows for a further level of transparency as the factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.

A reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP are provided in the tables below.

These reconciliations also include the income tax effects of our non-GAAP performance measures in total, to the extent applicable. The income tax effects are calculated under the same accounting principles as applied to our reported pre-tax performance measures under ASC 740, which employs an annual effective tax rate method. The income tax effect for our non-GAAP performance measures is effectively the difference in income taxes for reported and adjusted pre-tax income calculated under the annual effective tax rate method. The tax effect of the non-GAAP adjustments was calculated based upon evaluation of the statutory tax treatment and the applicable statutory tax rate in the jurisdictions in which such charges were incurred.

Adjusted Revenue, Adjusted Operating Income and Adjusted Operating Margin*

We make adjustments to Revenue and Pre-tax income (Loss) for the following items for the purpose of calculating Adjusted Revenue, Adjusted Operating Income and Adjusted Operating Margin.

•	Goodwill Impairment. Represents Goodwill Impairment charge of $935 million.

•
Amortization of intangible assets. The amortization of intangible assets is driven by acquisition activity, which can vary in size, nature and timing as compared to other companies within our industry and from period to period.

•	NY MMIS. Revenue and costs associated with the Company not fully completing the State of New York Health Enterprise Platform project.

•	Restructuring and related costs. Restructuring and related costs include restructuring and asset impairment charges as well as costs associated with our strategic transformation program.

•	HE charge. Revenue and costs associated with not fully completing the Health Enterprise Medical Platform projects in California and Montana.

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

•	Interest expense. Interest expense includes interest on long-term debt and amortization of debt issuance costs.

•	Related party interest. Related party interest relates interest on related party Notes payable from Xerox prior to the Separation.

•	Other (income) expenses, net. Other (income) expenses, net includes currency (gains) losses, net, litigation matters and all other (income) expenses, net.

•	(Gain) loss on sale of asset and businesses.
 ___________
* Applies to both consolidated and segment disclosures.

We provide our investors with adjusted operating income and adjusted operating margin information, as supplemental information, because we believe it offers added insight, by itself and for comparability between periods, by adjusting for certain non-cash items as well as certain other identified items which we do not believe are indicative of our ongoing business and may also provide added insight on trends in our ongoing business.

Conduent Inc. 2017 Annual Report     42

Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate

We made adjustments to Income (Loss) before Income Taxes for the following items for the purpose of calculating Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate:

•	Goodwill Impairment.

•	Amortization of intangible assets.

•	NY MMIS.

•	Restructuring and related costs.

•	HE charge.

•	Separation costs.

•	(Gain) loss on sale of asset and businesses.

•	Other (income) expenses, net.

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

Segment and Consolidated Adjusted EBITDA and EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA Margin as additional way of assessing certain aspects of our operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our on-going business. Adjusted EBITDA represents income (loss) before interest, income taxes, depreciation and amortization adjusted for the following items:

•	Goodwill Impairment.

•	Restructuring and related costs.

•	Separation costs.

•	Other (income) expenses, net.

•	NY MMIS.

•	NY MMIS depreciation

•	HE charge.

•	HE charge depreciation.

•	(Gain) loss on sale of asset and businesses.

•	Business transformation costs (Segment only).

Adjusted EBITDA and Adjusted EBITDA Margin are not intended to represent cash flows from operations, operating income (loss) or net income (loss) as defined by U.S. GAAP as indicators of operating performances. Management cautions that amounts presented in accordance with Conduent's definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate Adjusted EBITDA in the same manner.

Key Financial Ratios

We make adjustments to Gross margin and SG&A as a percentage on Revenue:

•	NY MMIS.

•	HE charge.

Conduent Inc. 2017 Annual Report     43

The Company provides adjusted gross margin and adjusted SG&A as a percentage of revenue to assist our investors in evaluating our ongoing operating performance for the current reporting period and, where provided, over different reporting periods, by adjusting for certain items which may be recurring or non-recurring and which in our view do not necessarily reflect ongoing performance. We also internally use these measures to assess our operating performance, both absolutely and in comparison to other companies, and in evaluating or making selected compensation decisions.

Non-GAAP Reconciliations
Net Income (Loss) and EPS Reconciliation:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
(in millions; except per share amounts)	Net Income (Loss)	EPS	Net Income (Loss)	EPS	Net Income (Loss)	EPS
GAAP as Reported from Continuing Operations	$177	$0.81	$(983)	$(4.85)	$(336)	$(1.65)
Adjustments:
Goodwill impairment	—		935		—
Amortization of intangible assets	243		280		250
NY MMIS	9		161		—
Restructuring and related costs	101		101		159
HE charge	(8)		—		389
Separation costs	12		44		—
(Gain) loss on sale of asset and businesses	(42)		2		—
Other (income) expenses, net	(18)		18		30
Less: Income tax adjustments(1)	(288)		(335)		(318)
Adjusted Net Income (Loss) and EPS	$186	$0.85	$223	$1.06	$174	$0.83

(GAAP Shares in thousand)
Weighted average common shares outstanding		204,007		202,875		202,875
Stock options		195		—		—
Restricted stock and performance shares		2,491		—		—
Adjusted Weighted Average Shares Outstanding(2)		206,693		202,875		202,875
(Non-GAAP Shares in thousand)
Weighted average common shares outstanding		204,007		202,875		202,875
Stock options		195		374		374
Restricted stock and performance shares		2,491		2,132		2,132
8% Convertible preferred stock		—		5,393		5,393
Adjusted Weighted Average Shares Outstanding(2)		206,693		210,774		210,774
 ___________

(1)	Reflects the income tax (expense) benefit of the adjustments. Refer to Effective Tax Rate reconciliation below for details.

(2)
Average shares for the 2017 calculation of adjusted EPS excludes 5 million shares associated with our Series A convertible preferred stock and includes the impact of the preferred stock dividend of $10 million for the year ended December 31, 2017. Average shares for the 2016 and 2015 calculation of adjusted EPS includes 5 million shares associated with our Series A convertible preferred stock and excludes the impact of the preferred stock quarterly dividend. Shares associated with our stock compensation plan are included in the calculation of adjusted EPS for all years presented.

Effective Tax Reconciliation:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	Pre-Tax Income (loss)	Income Tax (Benefit)Expense	Effective Tax Rate	Pre-Tax Income (loss)	Income Tax (Benefit)Expense	Effective Tax Rate	Pre-Tax Income (loss)	Income Tax (Benefit)Expense	Effective Tax Rate
GAAP as Reported from Continuing Operations	$(16)	$(193)	1,206.3%	$(1,227)	$(244)	19.9%	$(574)	$(238)	41.5%
Non-GAAP adjustments
Benefit from tax law changes	—	198		—	—		—	—
Termination of COLI plan	—	(19)		—	—		—	—
Other non-GAAP adjustments	297	109		1,541	335		828	318
Total non-GAAP adjustments(1)	297	288		1,541	335		828	318
Adjusted(2)	$281	$95	33.8%	$314	$91	29.0%	$254	$80	31.5%
 __________

(1)	Refer to Net Income (Loss) reconciliation for details of non-GAAP adjustments.

(2)
The tax impact of Adjusted Pre-tax income (Loss) from continuing operations is calculated under the same accounting principles applied to the 'As Reported' pre-tax income (loss), which employs an annual effective tax rate method to the results.

Conduent Inc. 2017 Annual Report     44

Revenue and Operating Income / Margin Reconciliations:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	Pre-Tax Income (Loss)	Revenue	Margin	Pre-Tax Income (Loss)	Revenue	Margin	Pre-Tax Income (Loss)	Revenue	Margin
GAAP as Reported from Continuing Operations	$(16)	$6,022	(0.3)%	$(1,227)	$6,408	(19.1)%	$(574)	$6,662	(8.6)%
Adjustments:
Goodwill impairment	—			935			—
Amortization of intangible assets	243			280			250
NY MMIS	9	—		161	83		—	—
Restructuring and related costs	101			101			159
HE charge	(8)	—		—	—		389	116
Separation costs	12			44			—
Interest expense	137			14			8
Related party interest	—			26			61
(Gain) loss on sale of asset and businesses	(42)			2			—
Other (income) expenses, net	(18)			18			30
Adjusted Revenue / Operating Income / Margin	$418	$6,022	6.9%	$354	$6,491	5.5%	$323	$6,778	4.8%

	Three Months Ended March 31, 2017			Three Months Ended June 30, 2017
(in millions)	Pre-Tax Income (Loss)	Revenue	Margin	Pre-Tax Income (Loss)	Revenue	Margin
GAAP as Reported from Continuing Operations	$(22)	$1,553	(1.4)%	$(11)	$1,496	(0.7)%
Adjustments:
Amortization of intangible assets	61			61
NY MMIS	8			1
Restructuring and related costs	18			36
HE charge	(5)			—
Separation costs	5			1
Interest expense	36			34
(Gain) loss on sale of asset and businesses	—			(25)
Other (income) expenses, net	(12)			(9)
Adjusted Operating Income / Margin	$89	$1,553	5.7%	$88	$1,496	5.9%

	Three Months Ended September 30, 2017			Three Months Ended December 31, 2017
(in millions)	Pre-Tax Income (Loss)	Revenue	Margin	Pre-Tax Income (Loss)	Revenue	Margin
GAAP as Reported from Continuing Operations	$13	$1,480	0.9%	$4	$1,493	0.3%
Adjustments:
Amortization of intangible assets	60			61
NY MMIS	1			(1)
Restructuring and related costs	22			25
HE charge	(3)			—
Separation costs	2			4
Interest expense	35			32
(Gain) loss on sale of asset and businesses	(16)			(1)
Other (income) expenses, net	(3)			6
Adjusted Operating Income / Margin	$111	$1,480	7.5%	$130	$1,493	8.7%

Conduent Inc. 2017 Annual Report     45

Segment and Consolidated Revenue / Profit / Adjusted EBITDA / Adjusted EBITDA Margin Reconciliations:

(in millions)	Years Ended December 31
Commercial Industries	2017	2016	2015
Segment revenue	$3,548	$3,805	$4,059
Segment profit	$182	$151	$148
Depreciation & amortization	162	162	160
Adjusted Segment EBITDA	$344	$313	$308
Adjusted EBITDA Margin	9.7%	8.2%	7.6%
Public Sector
Segment revenue	$2,163	$2,308	$2,331
Segment profit	$245	$293	$298
Depreciation & amortization	85	102	118
Adjusted Segment EBITDA	$330	$395	$416
Adjusted EBITDA Margin	15.3%	17.1%	17.8%
Other Segment
Segment revenue	$311	$295	$272
NY MMIS charge	—	83	—
HE charge	—	—	116
Adjusted Segment Revenue	$311	$378	$388
Segment (loss)	$(10)	$(248)	$(509)
Business transformation costs	—	(3)	(3)
Depreciation & amortization	7	69	72
Segment EBITDA	(3)	(182)	(440)
Segment EBITDA Margin	(1.0)%	(61.7)%	(161.8)%
NY MMIS charge	9	161	—
HE charge	(8)	—	389
NY MMIS depreciation	—	(52)	—
HE depreciation	—	—	(34)
Adjusted Segment EBITDA	$(2)	$(73)	$(85)
Adjusted EBITDA Margin	(0.6)%	(19.3)%	(21.9)%

Conduent Inc. 2017 Annual Report     46

Segment and Consolidated Revenue / Profit / Adjusted EBITDA / Adjusted EBITDA Margin Reconciliations (Cont.):

(in millions)	Years Ended December 31
	2017	2016	2015
Consolidated
Reconciliation to Adjusted Revenue
Revenue	$6,022	$6,408	$6,662
NY MMIS adjustment	—	83	—
HE charge	—	—	116
Adjusted Revenue	$6,022	$6,491	$6,778
Reconciliation to Adjusted EBITDA
Net Income (Loss) from Continuing Operations	$177	$(983)	$(336)
Goodwill impairment	—	935	—
Restructuring and related costs	101	101	159
Separation costs	12	44	—
Interest Expense	137	14	8
Related Party Interest	—	26	61
Income tax benefits	(193)	(244)	(238)
(Gain) Loss on sale of assets and business	(42)	2	—
Other (income) expenses, net	(18)	18	30
Depreciation	125	128	126
Amortization	372	485	474
EBITDA	$671	$526	$284
EBITDA Margin	11.1%	8.2%	4.3%
EBITDA	$671	$526	$284
Adjustments:
NY MMIS	9	161	—
NY MMIS depreciation	—	(52)	—
HE charge	(8)	—	389
HE charge depreciation	—	—	(34)
Adjusted EBITDA	$672	$635	$639
Adjusted EBITDA Margin	11.2%	9.8%	9.4%

Key Financial Ratios Reconciliation:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
(in millions)	Gross Margin	SG&A as % of Revenue	Gross Margin	SG&A as % of Revenue	Gross Margin	SG&A as % of Revenue
GAAP As Reported	17.4%	10.2%	14.2%	10.7%	10.3%	10.5%
Adjustments:
NY MMIS charge	0.1	—	2.3	(0.1)	—	—
HE charge	(0.1)	—	—		5.5	(0.2)
Adjusted	17.4%	10.2%	16.5%	10.6%	15.8%	10.3%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from foreign currency exchange rates, which could affect operating results, financial position and cash flows. We manage our exposure to this market risk through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilized derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. We also hedge the cost to fund material non-dollar entities by buying currencies periodically in advance of the funding date. This is accounted for using derivative accounting.

Conduent Inc. 2017 Annual Report     47

Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 9 – Financial Instruments in the Consolidated Financial Statements for additional discussion on our financial risk management.
Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2017, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2017. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2017 would have an impact on our cumulative translation adjustment portion of equity of approximately $54 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $542 million at December 31, 2017.
Interest Rate Risk Management

The consolidated weighted-average interest rates related to our total debt for 2017 approximated 3.11% for Term A Loan due 2021, 6.79% for Term B Loan due 2023, 10.91% for Senior Notes due 2024 and 4.39% for capital lease obligations. As of December 31, 2017, $1,607 million of our total debt of $2,117 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2017, a 10% increase in market interest rates would decrease the fair values of such financial instruments by approximately $19 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by approximately $52 million.

Conduent Inc. 2017 Annual Report     48

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Conduent Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conduent Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Conduent Inc. 2017 Annual Report     49

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 1, 2018

We have served as the Company’s auditor since 2016.

Conduent Inc. 2017 Annual Report     50

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accountants, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accountants. The independent registered public accountants and internal auditors have free access to the Audit Committee.

/s/ ASHOK VEMURI	/s/ BRIAN WEBB-WALSH	/s/ ALLAN COHEN
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Conduent Inc. 2017 Annual Report     51

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2017	2016	2015
Revenue
Revenue	$5,980	$6,358	$6,609
Former parent company revenue	42	50	53
Total Revenues	6,022	6,408	6,662
Cost of Services
Cost of services	4,945	5,462	5,937
Former parent company cost of services	32	36	40
Gross Margin	1,045	910	685
Operating Costs and Expenses
Research and development	13	31	52
Selling, general and administrative	615	686	699
Restructuring and related costs	101	101	159
Amortization of intangible assets	243	280	250
Goodwill impairment	—	935	—
Separation costs	12	44	—
Interest expense	137	14	8
Related party interest	—	26	61
(Gain) loss on sale of asset and businesses	(42)	2	—
Other (income) expenses, net	(18)	18	30
Total Operating Costs and Expenses	1,061	2,137	1,259
Loss Before Income Taxes	(16)	(1,227)	(574)
Income tax benefit	(193)	(244)	(238)
Income (Loss) From Continuing Operations	177	(983)	(336)
Income (loss) from discontinued operations, net of tax	4	—	(78)
Net Income (Loss)	$181	$(983)	$(414)
Basic Earnings (Loss) per Share:
Continuing operations	$0.82	$(4.85)	$(1.65)
Discontinued operations	0.02	—	(0.39)
Total Basic Earnings (Loss) per Share	$0.84	$(4.85)	$(2.04)
Diluted Earnings (Loss) per Share:
Continuing operations	$0.81	$(4.85)	$(1.65)
Discontinued operations	0.02	—	(0.39)
Total Diluted Earnings (Loss) per Share	$0.83	$(4.85)	$(2.04)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2017 Annual Report     52

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2017	2016	2015
Net Income (Loss)	$181	$(983)	$(414)
Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	35	(135)	(60)
Unrecognized gains, net	2	—	1
Changes in benefit plans, net	(5)	(20)	7
Other Comprehensive Income (Loss), Net	32	(155)	(52)

Comprehensive Income (Loss), Net	$213	$(1,138)	$(466)
__________

(1)
Refer to Note 16 – Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2017 Annual Report     53

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2017	2016
Assets
Cash and cash equivalents	$658	$390
Accounts receivable, net	1,104	1,286
Net receivable from former parent company	11	—
Assets held for sale	757	—
Other current assets	180	241
Total current assets	2,710	1,917
Land, buildings and equipment, net	257	283
Intangible assets, net	891	1,144
Goodwill	3,366	3,889
Long-term receivable from former parent company	11	—
Other long-term assets	313	476
Total Assets	$7,548	$7,709
Liabilities and Equity
Short-term debt and current portion of long-term debt	$82	$28
Accounts payable	138	164
Accrued compensation and benefits costs	335	269
Unearned income	151	206
Net payable to former parent company	—	124
Liabilities held for sale	169	—
Other current liabilities	493	611
Total current liabilities	1,368	1,402
Long-term debt	1,979	1,913
Pension and other benefit liabilities	4	172
Deferred taxes	384	619
Other long-term liabilities	142	173
Total Liabilities	3,877	4,279

Contingencies (See Note 13)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,850	3,812
Retained earnings	171	—
Accumulated other comprehensive loss	(494)	(526)
Total Equity	3,529	3,288
Total Liabilities and Equity	$7,548	$7,709

Shares of common stock issued and outstanding	210,440	202,875
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2017 Annual Report     54

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$181	$(983)	$(414)
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	497	613	600
Goodwill impairment	—	935	—
Deferred tax benefit	(230)	(160)	(115)
(Gain) loss from investments	(10)	(7)	—
Amortization of debt financing costs	9	—	—
Net (gain) loss on sales of businesses and assets	(49)	2	100
Stock-based compensation	40	23	19
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	31	(23)	243
(Increase) decrease in other current and long-term assets	(30)	(83)	(86)
Increase (decrease) in accounts payable and accrued compensation	(49)	(60)	22
Increase (decrease) in restructuring liabilities	34	27	140
Increase (decrease) in other current and long-term liabilities	(125)	(210)	228
Net change in income tax assets and liabilities	11	39	(236)
Other operating, net	(8)	(5)	(8)
Net cash provided by operating activities	302	108	493
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(96)	(149)	(159)
Proceeds from sales of land, buildings and equipment	33	—	1
Cost of additions to internal use software	(36)	(39)	(27)
Proceeds (payments) from sale (purchase) of businesses	56	(54)	742
Proceeds from investments	117	11	—
Net proceeds (payments) on former parent company notes receivable	—	248	(37)
Other investing, net	—	(1)	2
Net cash provided by investing activities	74	16	522
Cash Flows from Financing Activities:
Proceeds on long term debt	306	1,969	28
Debt issuance fee payments	(8)	(67)	—
Payments on debt	(241)	(32)	(293)
Net payments to former parent company	(161)	(1,720)	(763)
Issuance of common stock related to employee stock plans	(5)	—	—
Dividends paid on preferred stock	(10)	—	—
Restricted cash - former parent company	15	(18)	—
Other financing	(5)	—	5
Net cash (used in) provided by financing activities	(109)	132	(1,023)
Effect of exchange rate changes on cash and cash equivalents	1	(6)	(11)
Increase (decrease) in cash and cash equivalents	268	250	(19)
Cash and cash equivalents at beginning of Year	390	140	159
Cash and Cash Equivalents at End of Year	$658	$390	$140

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2017 Annual Report     55

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Former Parent Company Investment	Conduent Shareholders’ Equity
Balance at December 31, 2014	$—	$—	$—	$(129)	$5,540	$5,411
Comprehensive loss, net	—	—	—	(52)	(414)	(466)
Net transfers to former parent	—	—	—	—	217	217
Balance at December 31, 2015	$—	$—	$—	$(181)	$5,343	$5,162
Comprehensive loss, net	—	—	—	(155)	(983)	(1,138)
Series A Preferred stock transfer	—	—	—	—	(142)	(142)
Capitalization of Company	2	3,812	—	—	(3,814)	—
Net transfers from former parent	—	—	—	(190)	(404)	(594)
Balance at December 31, 2016	$2	$3,812	$—	$(526)	$—	$3,288
Comprehensive income, net	—	—	181	32	—	213
Cash dividends declared-preferred(2)	—	—	(10)	—	—	(10)
Stock option and incentive plans, net	—	38	—	—	—	38
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$—	$3,529
__________

(1)	AOCL - Accumulated other comprehensive loss.

(2)	Cash dividend on preferred stock of $20.00 per share for each quarter of 2017.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2017 Annual Report     56

CONDUENT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
We are a global enterprise and leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end user experience. We create value for our commercial and government clients by applying our expertise, technology and innovation to help them drive customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics. Our portfolio includes industry-focused service offerings in attractive growth markets such as healthcare and transportation, as well as multi-industry service offerings such as transaction processing, customer care and payment services.

Basis of Presentation

Our Consolidated Financial Statements included the historical basis of assets, liabilities, revenues and expenses of the individual businesses of the Company, including joint ventures and partnerships over which the Company has a controlling financial interest. We have prepared the Consolidated Financial Statements pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior years to conform to the current year presentation. All intercompany transactions and balances have been eliminated.

We have also considered the impact of subsequent events on these consolidated financial statements.

Separation from Xerox Corporation

On December 31, 2016, Conduent spun-off from Xerox Corporation (Xerox), pursuant to the Separation and Distribution Agreement (Separation). The Separation was completed by way of a pro rata distribution of Conduent shares held by Xerox to Xerox’s shareholders. As a result, we operate as an independent, publicly traded company on the New York Stock Exchange, under the ticker "CNDT".

Prior to December 31, 2016, the Financial Statements of the Company were derived from the financial statements and accounting records of Xerox as if the Conduent operated on a standalone basis. Historically, the Company consisted of the Business Process Outsourcing Operating segment within Xerox’s reportable Services segment and did not operate as a separate, standalone company. Accordingly, Xerox performed certain corporate overhead functions for the Company. Therefore, certain corporate costs, including compensation costs for corporate employees supporting the Company, were allocated from Xerox. It is not practicable to estimate actual costs that would have been incurred had the Company been a separate standalone company during the periods presented. Allocations for management costs and corporate support services provided to the Company totaled $165 million and $170 million for years ended December 31, 2016 and December 31, 2015, respectively. Management of the Company believes the assumptions regarding the allocated expenses reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods prior to the Separation. The Consolidated Financial Statements for the periods prior to the Separation do not necessarily include all the expenses that would have been incurred or held by the Company had it been a separate, standalone company.

Conduent Inc. 2017 Annual Report     57

Use of Estimates
We prepared the Consolidated Financial Statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to the recognition of revenue for contracts based on the percentage of completion method of accounting, intangible and long-lived assets, valuation of goodwill, contingencies and litigation, income taxes and corporate allocations (for years ended December 31, 2016 and 2015). Our estimates are based on management's best knowledge of current events, historical experience, and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

New Accounting Standards
Revenue Recognition: In May 2014, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to revenue recognition to clarify the principles for recognizing revenue and replaced all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated guidance also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers largely on a disaggregated basis. We have evaluated the adoption impact of the updated accounting guidance on our consolidated financial statements and continue to evaluate the impact on disclosures and internal controls. The new guidance will impact: (1) revenue associated with postage, which will be recognized on a net basis versus the current gross treatment; (2) the timing of revenue recognition associated with fixed fees for certain contracts with more than one performance obligation; and (3) the timing of recognition of certain pricing discounts. We adopted this updated accounting guidance beginning January 1, 2018 using the modified retrospective method under which we will recognize a cumulative-effect adjustment of approximately $20 million at the date of adoption (the expected impact to 2018 revenues is approximately $15 million), which excludes changes to our revenue associated with the reimbursement of postage. In addition, we recognized approximately $150 million of postage revenue in 2017 that will be recognized on a net basis (for all future periods) in Cost of services.
Leases: In February 2016, the FASB updated the accounting guidance related to leases requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short term leases (lease term of 12 months or less). The accounting for lessors is largely unchanged. This updated guidance is effective for us beginning January 1, 2019. This guidance must be adopted using a modified retrospective approach through a cumulative-effect adjustment for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. While we are currently evaluating the impact of the updated accounting guidance on our consolidated financial statements; we do expect a material impact to the Company's Consolidated Balance Sheets.
Cash Flows: In November 2016 the FASB issued updated accounting guidance regarding the presentation of restricted cash in the statement of cash flows. Specifically, this update requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. At December 31, 2017 and 2016, we had $9 million and $22 million of restricted cash, respectively, reported in other current assets. This update is effective for us beginning January 1, 2018.
Business Combinations: In January 2017, the FASB issued clarifying accounting guidance related to the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for us beginning January 1, 2018, with early adoption permitted. The amendment in this update will be applied prospectively. There will be no material impact from the adoption of this clarifying accounting guidance on our consolidated financial statements.

Conduent Inc. 2017 Annual Report     58

Recently Adopted Accounting Standards
Goodwill: In January 2017, the FASB issued updated accounting guidance for simplifying the goodwill impairment test. Under the new guidance, an entity does not have to calculate the implied fair value of goodwill at the impairment testing date of its assets and liabilities as if those assets and liabilities had been acquired in a business combination. Instead the goodwill impairment test will compare the fair value of a reporting unit with its carrying amount and recognize as an impairment charge any amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We have elected to early adopt this new guidance for our goodwill impairment tests performed after January 1, 2017. Adoption did not have any effect on our financial condition, results of operations or cash flows.
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
The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to an estimated total cost basis, using a reasonably consistent profit margin over the period.
Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront implementation fees on a straight-line basis over the period between the initiation of the services through the end of the contract term.
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
Spending associated with customer-related deferred set-up/transition and inducement costs were as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Set-up/transition and inducement expenditures	$55	$63	$65

Conduent Inc. 2017 Annual Report     59

The capitalized amount of customer contract costs were as follows:

	Year Ended December 31,
(in millions)	2017	2016
Capitalized customer contract costs (1)	126	137
__________
(1) The balance at December 31, 2017 and 2016 are expected to be amortized over a weighted average period of approximately nine and eight years, respectively.
Amortization expense for the next five years and thereafter is expected to be as follows (in millions):

2018	2019	2020	2021	2022	Thereafter
$54	$22	$13	$9	$6	$22
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

Revenue Reporting: Revenue from sales of third-party vendor products or services is recorded net of costs when the Company is acting as an agent between the customer and the vendor or supplier, or gross when the Company is a principal to the transaction. Postage is generally recognized on a gross basis. Several factors are considered to determine whether the company is an agent or principal, most notably whether the Company is the primary obligor to the customer, or has inventory risk. Consideration is also given to whether the Company adds meaningful value to the vendor’s product or service, was involved in the selection of the vendor’s product or service, has latitude in establishing the sales price or has credit risk.
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
Receivable Sales
We had transferred certain portions of our receivable portfolios in 2016 and 2015 and accounted for those transfers as sales based on meeting the criteria for derecognition. Losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we have sold receivables, we normally received beneficial interests in the transferred receivables from the purchasers as part of the proceeds. Refer to Note 4 – Accounts Receivable, Net for more details on our receivable sales.

Conduent Inc. 2017 Annual Report     60

Assets/Liabilities Held for Sale
We classify assets as held for sale in the period when the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal group); (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
A long-lived asset (disposal group) that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset (disposal group) until the date of sale.
The fair value of a long-lived asset (disposal group) less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
In the fourth quarter of 2017, Management approved for disposal through sale of certain assets and businesses. This action was taken as a result of our strategic evaluation of these businesses. As of December 31, 2017, these businesses qualified as assets held for sale. During the year ended December 31, 2017, we reclassified $757 million to assets held for sale and $169 million to liabilities held for sale, as we have an active program to locate buyers for these businesses and we expect these businesses to be sold within one year.
Refer to Note 3 – Assets/Liabilities Held for Sale for further discussion.
Land, Buildings and Equipment
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Significant improvements are capitalized and maintenance and repairs are expensed when incurred.
Refer to Note 5 – Land, Buildings, Equipment and Software, Net for further discussion.
Software - Internal Use and Product
Internal Use: We capitalize direct costs associated with developing, purchasing or otherwise acquiring software for internal use and amortize these costs on a straight-line basis over the expected useful life of the software, beginning when the software is implemented (Internal Use Software). Costs incurred for upgrades and enhancements that will not result in additional functionality are expensed as incurred. Amounts expended for Internal Use Software are included in Cash Flows from Investing.
Product: We also capitalize certain costs related to the development of software solutions to be sold to our customers upon reaching technological feasibility (Product Software). These costs are amortized on a straight-line basis over the estimated economic life of the software. Amounts expended for Product Software are included in Cash Flows from Operations. We perform periodic reviews to ensure that unamortized Product Software costs remain recoverable from estimated future operating profits (net realizable value or NRV). Costs to support or service licensed software are charged to Costs of outsourcing as incurred.
Refer to Note 5 – Land, Buildings, Equipment and Software, Net for further information.
Goodwill
For acquired businesses, the Company records the acquired assets and assumed liabilities based on their relative fair values at the date of acquisitions (commonly referred to as the purchase price allocation). Goodwill represents the excess of the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. For the Company’s business acquisitions, the purchase price is allocated to identifiable intangible assets separate from goodwill if they are from contractual or other legal rights, or if they could be separated from the acquired business and sold, transferred, licensed, rented or exchanged.

Conduent Inc. 2017 Annual Report     61

We test goodwill for impairment annually or more frequent if an event or change in circumstances indicate the asset may be impaired. Impairment testing for goodwill is done at the reporting unit level. We determined the fair value of our reporting units utilizing a combination of both an Income Approach and a Market Approach. The Income Approach utilizes a discounted cash flow analysis based upon the forecasted future business results of our reporting units. The Market Approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Refer to Note 6 – Goodwill and Intangible Assets, Net for further information.
Other Intangible Assets
Other intangible assets primarily consist of assets acquired through business combinations, including installed customer base and distribution network relationships, patents and trademarks. Other intangible assets are amortized on a straight-line basis over their estimated economic lives unless impairment is identified.
Refer to Note 6 – Goodwill and Intangible Assets, Net for further information.
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
Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and asset values related to our pension plans. These factors include assumptions we make about the discount rate, expected return on plan assets, the rate of future compensation increases and mortality rates.
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

Conduent Inc. 2017 Annual Report     62

Refer to Note 11 – Employee Benefit Plans for further information regarding our Pension Benefit Obligations.
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are based on differences between U.S. GAAP reporting and tax bases of assets or liabilities and based on current tax laws, regulations and rates.
The recognition of deferred tax assets requires an assessment to determine the realization of such assets. Management establishes valuation allowances on deferred tax assets when it is determined “more-likely-than-not” that some portion or all of the deferred tax assets may not be realized. Management considers positive and negative evidence in evaluating the ability of the Company to realize its deferred tax assets, including its historical results and forecasts of future ability to realize its deferred tax assets, including projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
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

Refer to Note 12 – Income Taxes for further discussion.
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

Note 2 – Segment Reporting
Our reportable segments correspond to how we organize and manage the business, as defined by our CEO who is also our Chief Operating Decision Maker, and are aligned to the industries in which our clients operate. Our segments involve the delivery of business process services and include service arrangements where we manage a customer's business activity or process. We report our financial performance based on the two reportable segments: Commercial Industries and Public Sector.

•
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

•
Public Sector: Our Public Sector segment provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance, program administration, transaction processing and payment services.

Other includes our Government Health Enterprise Medicaid Platform business, where we are limiting our focus to maintaining systems for our current clients; our Education Business inclusive of our Student Loan business, which is in runoff; and inter-segment eliminations.

Conduent Inc. 2017 Annual Report     63

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
(in millions)	Commercial Industries	Public Sector	Other	Total
2017
Revenue	$3,486	$2,160	$334	$5,980
Former parent company revenue	42	—	—	42
Inter-segment revenue	20	3	(23)	—
Total Segment Revenue	$3,548	$2,163	$311	$6,022
Depreciation and amortization	$162	$85	$7	$254
Segment profit (loss)	182	245	(10)	417

2016
Revenue	$3,729	$2,300	$329	$6,358
Former parent company revenue	50	1	(1)	50
Inter-segment revenue	26	7	(33)	—
Total Segment Revenue	$3,805	$2,308	$295	$6,408
Depreciation and amortization	$162	$102	$69	$333
Segment profit (loss)	151	293	(248)	196

2015
Revenue	$3,970	$2,324	$315	$6,609
Former parent company revenue	54	—	(1)	53
Inter-segment revenue	35	7	(42)	—
Total Segment Revenue	$4,059	$2,331	$272	$6,662
Depreciation and amortization	$160	$118	$72	$350
Segment profit (loss)	148	298	(509)	(63)

The following is a reconciliation of segment profit (loss) profit to pre-tax (loss) income:

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Loss	2017	2016	2015
Pre-tax Loss	$(16)	$(1,227)	$(574)
Reconciling items:
Goodwill impairment	—	935	—
Amortization of intangible assets	243	280	250
Restructuring and related costs	101	101	159
Interest expense	137	14	8
Related party interest	—	26	61
Separation costs	12	44	—
(Gain) Loss on sale of asset and businesses	(42)	2	—
Business transformation costs	—	3	3
Other (income) expenses, net	(18)	18	30
Total Segment Profit (Loss)	$417	$196	$(63)

Conduent Inc. 2017 Annual Report     64

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
(in millions)	2017	2016	2015	2017	2016
United States	$5,303	$5,686	$5,849	$289	$325
Europe	538	547	616	42	47
Other areas	181	175	197	54	64
Total Revenues and Long-Lived Assets	$6,022	$6,408	$6,662	$385	$436
________________

(1)	Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net and (iii) Product software, net.
In 2016, our methodology to disclose revenue on a geographic basis changed to reflect where the work is contracted. All prior years have been adjusted to reflect this change in methodology.

Note 3 – Assets/Liabilities Held for Sale
As of December 31, 2017, there were certain businesses that qualified as assets/liabilities held for sale due to plans for disposal through sale. These assets/liabilities held for sale include a mix of both Commercial Industries and Public Sector that represent businesses in markets or with services that we did not see as strategic or core. The following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale.

(in millions)	Year Ended December 31, 2017
Accounts Receivable, net	$160
Other current assets	41
Land, building and equipment, net	6
Product Software, net	3
Intangible assets, net	7
Goodwill	537
Other long-term assets	3
Total Assets held for sale	$757

Accounts payable	$9
Accrued compensation	20
Unearned revenue	30
Other current liabilities	53
Pension and other benefit obligations	50
Other long-term liabilities	7
Total Liabilities held for sale	$169
Information Technology Outsourcing (ITO)
In 2015 we completed the sale of our ITO business to Atos, which represented a discontinued operation.
In February 2016, we reached an agreement with Atos on the final adjustments to the closing balance of net assets sold as well as the settlement of certain indemnifications and recorded an additional pre-tax loss on the disposal in 2015 of $24 million ($14 million after-tax). The additional loss was recorded in 2015 as the financial statements had not yet been issued when the agreement was reached with Atos. We made a payment in 2016 to Atos of approximately $52 million, representing a $28 million adjustment to the final sales price as a result of this agreement and a payment of $24 million due from closing. The payment is reflected in Investing cash flows as an adjustment of the sales proceeds.

Conduent Inc. 2017 Annual Report     65

Summarized financial information for our Discontinued Operations is as follows:

(in millions)	Year Ended December 31, 2015
Revenues	$619
Income (loss) from operations	$104
Loss on disposal	(101)
Net income (loss) before income taxes	$3
Income tax expense	(81)
Loss from discontinued operations, net of tax	$(78)

The following is a summary of selected financial information of the ITO business:

(in millions)	Year Ended December 31, 2015
Expenses:
Operating lease rent expense	$130
Defined contribution plans	4
Interest expense	2
Expenditures:
Cost of additions to land, buildings and equipment	$41
Cost of additions to internal use software	1
Customer-related deferred set-up/transition and inducement costs	10

Note 4 – Accounts Receivable, Net
Accounts receivable, net was as follows:

	December 31,
(in millions)	2017	2016
Amounts billed or billable	$919	$1,014
Unbilled amounts	187	279
Allowance for doubtful accounts	(2)	(7)
Accounts Receivable, Net	$1,104	$1,286
Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in subsequent months for current services provided are included in amounts billable, and at December 31, 2017 and 2016 were approximately $364 million and $429 million, respectively.
Accounts Receivable Sales Arrangements
Prior to 2017, we sold accounts receivables with payment due dates of less than 60 days.
Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Accounts receivable sales were as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Accounts receivable sales	$—	$250	$325
Estimated increase (decrease) to operating cash flows(1)	—	(136)	58
__________

(1)
Represents the difference between current and prior year fourth quarter receivable sales adjusted for the effects of: (i) deferred proceeds, (ii) collections prior to the end of the year and (iii) currency.

Conduent Inc. 2017 Annual Report     66

Note 5 - Land, Buildings, Equipment and Software, Net

Land, buildings and equipment, net were as follows:

	Estimated Useful Lives	December 31,
(in millions except as noted)	(Years)	2017	2016
Land		$3	$10
Building and building equipment	25 to 50	17	20
Leasehold improvements	Varies	247	236
Office furniture and equipment	3 to 15	784	719
Other	4 to 20	1	1
Construction in progress		24	54
Subtotal		1,076	1,040
Accumulated depreciation		(819)	(757)
Land, Buildings and Equipment, Net		$257	$283

Depreciation expense and operating lease rent expense were as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Depreciation expense	$125	$130	$126
Operating lease rent expense	$375	$378	$389

We lease buildings and equipment, substantially all of which are accounted for as operating leases. Certain leases were accounted for as capital leases and the remaining net book value of those assets, included in Land, Buildings and Equipment, net were approximately $32 million and $42 million at December 31, 2017 and 2016, respectively.

Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2017 were as follows (in millions):

2018	2019	2020	2021	2022	Thereafter
$163	$119	$80	$53	$31	$52

Internal Use and Product Software

Additions to Internal Use and Product Software as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2017	2016	2015
Internal use software	$36	$39	$27
Product software	10	10	19

(in millions)	December 31,
Capitalized Costs, Net	2017	2016
Internal use software	$106	$115
Product software	22	38

Useful lives of our internal use and product software generally vary from one to seven years.

Conduent Inc. 2017 Annual Report     67

Included within product software at December 31, 2017 and 2016 were $2 million and $3 million, respectively, of capitalized costs associated with software system platforms developed for use in certain of our government services businesses.

During 2016 we determined that it was probable that we would not fully complete our NY MMIS project in its current form. As a result of this decision an impairment charge of approximately $28 million was recorded in Cost of services. We also recorded an additional impairment charge in 2016 related to the 2015 HE charge of approximately $9 million in Restructuring and asset impairment. In 2015 we decided to discontinue certain future implementations of these software system platforms, and recorded an impairment charge of $160 million ($14 million in Cost of services and $146 million in Restructuring and asset impairments).

Note 6 - Goodwill and Intangible Assets, Net
Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial Industries	Public Sector	Total
Balance at December 31, 2015	$2,467	$2,405	$4,872
Foreign currency translation	(24)	(20)	(44)
Acquisitions	(2)	—	(2)
Disposition	(2)	—	(2)
Impairment	(935)	—	(935)
Balance at December 31, 2016	$1,504	$2,385	$3,889
Foreign currency translation	19	28	47
Dispositions	(19)	(14)	(33)
Assets held for sale	(105)	(432)	(537)
Balance at December 31, 2017	$1,399	$1,967	$3,366

Impairment Charge

There was no impairment identified for the years ended December 31, 2017 and 2015. In 2016, due to the declining trends and projections in the Commercial Industries reporting unit, we concluded that the fair value of our Commercial Industries reporting unit was less than its carrying value. Accordingly, we recorded a pre-tax goodwill impairment charge of $935 million during the fourth quarter of 2016, which is separately presented in the Consolidated Statements of Income (Loss). There was no impairment identified for the Public Sector in 2016.
Based on our quantitative assessments, we concluded that the fair value of our Commercial Industries and Public Sector reporting units exceeded their respective carrying values by 72% and 13%, respectively, at December 31, 2017. The most significant assumptions used in the goodwill analysis relate to a 3% long-term organic growth rate for both the Commercial Industries and Public Sector segments as well as a 9.25% and a 8.75% discount rate for the Commercial Industries and Public Sector segments, respectively.
Intangible Assets, Net

Net intangible assets were $891 million at December 31, 2017 of which $492 million and $399 million relate to our Commercial Industries and Public Sector segments, respectively. Intangible assets were comprised of the following:

		December 31, 2017			December 31, 2016
(in millions except years)	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 years	$2,907	$2,022	$885	$2,924	$1,788	$1,136
Technology, patents and non-compete	4 years	11	5	6	11	3	8
Total Intangible Assets		$2,918	$2,027	$891	$2,935	$1,791	$1,144

Conduent Inc. 2017 Annual Report     68

Amortization expense related to intangible assets was $243 million, $280 million and $250 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense is expected to approximate $241 million in 2018, $241 million in 2019, $238 million in 2020, $134 million in 2021 and $12 million in 2022.

Note 7 – Restructuring Programs and Asset Impairment Charges
We engage in a series of restructuring programs related to downsizing our employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce our cost structure and improve productivity. Prior to 2017, these initiatives primarily consist of severance actions that impacted all major geographies and segments. In 2017, the implementation of our strategic transformation program as well as various productivity initiatives reduced our real estate footprint across all geographies and segments resulting in increased lease cancellation and other related costs. Management continues to evaluate our business, therefore, in future years, there may be additional provisions for new plan initiatives as well as changes in previously recorded estimates as payments are made or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for those assets sold, abandoned or made obsolete as a result of these programs.
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
A summary of our restructuring program activity during the two years ended December 31, 2017 is as follows:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments	Total
Balance at December 31, 2015	4	—	—	4
Restructuring provision	67	7	12	86
Reversals of prior accruals	(13)	—	—	(13)
Total Net Current Period Charges	54	7	12	73
Charges against reserve and currency	(43)	(2)	(11)	(56)
Balance at December 31, 2016	15	5	1	21
Restructuring provision	49	49	5	103
Reversals of prior accruals	(8)	(3)	—	(11)
Total Net Current Period Charges	41	46	5	92
Charges against reserve and currency	(42)	(17)	(6)	(65)
Liabilities held for sale	—	(4)	—	(4)
Balance at December 31, 2017	$14	$30	$—	$44

We also recorded costs related to professional support services associated with the implementation of the strategic transformation program of $9 million and $28 million during the years ended December 31, 2017 and 2016, respectively.
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Year Ended December 31,
(in millions)	2017	2016	2015
Commercial Industries	$60	$57	$11
Public Sector	28	12	2
Other(1)	4	4	146
Total Net Restructuring Charges	$92	$73	$159
 ________________

(1)	Refer to Note 5 – Land, Buildings, Equipment and Software, Net for additional information regarding the asset impairment in 2016 and 2015.

Conduent Inc. 2017 Annual Report     69

Note 8 – Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in our Consolidated Statements of Income (Loss).

Long-term debt was as follows:

		December 31,
(in millions)	Weighted Average Interest Rates at December 31, 2017(1)	2017	2016

Term loan A due 2021	3.11%	$732	$694
Term loan B due 2023	6.79%	842	750
Senior notes due 2024	10.91%	510	510
Capital lease obligations	4.39%	33	43
Principal Debt Balance		$2,117	$1,997
Debt issuance costs and unamortized discounts		(56)	(56)
Less: current maturities		(82)	(28)
Total Long-term Debt		$1,979	$1,913
 ____________

(1)	Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2018(1)	2019	2020	2021	2022	Thereafter	Total
$82	$72	$85	$560	$9	$1,309	$2,117
 _____________

(1)	Quarterly long-term debt maturities for 2018 are $21 million, $21 million, $21 million and $19 million for the first, second, third and fourth quarters, respectively.

Credit Facility

On December 7, 2016, we entered into a senior secured credit agreement (Credit Agreement) among the Company, its subsidiaries: Conduent Business Services, LLC (CBS), Affiliated Computer Services International B.V. and Conduent Finance, Inc. (CFI), the lenders party and JP Morgan Chase Bank, N.A., as the administrative agent. The Credit Agreement contains senior secured credit facilities (Senior Credit Facilities) consisting of:

(i)	Senior Secured Term Loan A (Term Loan A) due 2021 with an aggregate principal amount of $700 million;

(ii)	Senior Secured Term Loan B (Term Loan B) due 2023 with an aggregate principal amount of $850 million;

(iii)
Senior Revolving Credit Facility (Revolving Credit Facility) due 2021 with an aggregate available amount of $750 million including a sub-limit for up to $300 million available for the issuance of letters of credit.

Borrowings under the Term Loan A Facility and the Revolving Credit Facility bears interest at a rate equal to either the sum of a base rate plus a margin ranging from 1.00% and 1.50% or the sum of a Eurocurrency rate plus an applicable rate ranging from 2.00% to 2.50%, with either such margin varying according to the total net leverage ratio of CBS. Borrowing under Term Loan B Facility bears interest at a rate equal to the sum of a base rate plus 2.0%, or the sum of a Eurocurrency rate plus 3.0%. CBS is required to pay a quarterly commitment fee under the Revolving Credit Facility at a rate ranging from 0.35% to 0.40% per annum, with such rate varying according to the total net leverage ratio of CBS and the actual daily unused portion of the commitments during the applicable quarter. CBS is also required to pay a fee equal to the adjusted LIBOR on the aggregate face amount of outstanding letters of credit under the Revolving Credit Facility.

The Credit Agreement permits us to incur incremental term loan borrowings and /or increase commitments under the Revolving Credit Facility, subject to certain limitations and satisfaction of certain conditions, in an aggregate amount not to exceed (i) $200 million plus, (ii) if the senior secured net leverage ratio of CBS and its subsidiaries does not exceed 2.25 to 1.00 on a pro forma basis (without giving effect to any incurrence under clause (i) that is incurred substantially simultaneously with amounts incurred under clause (ii)), an unlimited amount.

Conduent Inc. 2017 Annual Report     70

All obligations under the Senior Credit Facilities are unconditionally guaranteed by the Company, CBS, CFI and the existing and future direct and indirect wholly owned domestic subsidiaries of CBS (subject to certain exceptions). All obligations under the Senior Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of CBS and the guarantors under the Senior Credit Facilities (other than the Company and CFI), including a first-priority pledge of all the capital stock of CBS and the subsidiaries of CBS directly held by CBS or the guarantors (other than the Company and CFI) under the Senior Credit Facilities (which pledge, in the case of any foreign subsidiary, will be limited to 65% of the capital stock of any first-tier foreign subsidiary).

The Credit Facility contains certain customary affirmative and negative covenants, restrictions and events of default. CBS is required to maintain a total net leverage ratio not to exceed 4.25 to 1.00 (a quarterly test) for each quarter through September 30, 2018 and 3.75 to 1.00 for each quarter thereafter.

The net proceeds of the borrowings under the Term Loan A of $700 million (approximately $278 million borrowed in Euros) and Term Loan B of $850 million, were used to purchase our international subsidiaries from Xerox Corporation, to pay a distribution to Xerox Corporation and for working capital and other general corporate purposes. At December 31, 2017 we had $1,574 million in outstanding borrowings under our Credit Agreement and had utilized $12 million of our Revolving Credit Facility capacity to issue letters of credit. Discounts and debt issuance costs of $47 million were deferred.
Senior Notes
On December 7, 2016, CBS and CFI, each a wholly owned subsidiary of the Company, issued $510 million Senior Unsecured Notes due 2024 bearing interest at 10.5% (the "Senior Notes"). Interest is payable semi-annually, beginning on June 15, 2017. Discounts and debt issuance costs of $17 million were deferred.
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
The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the existing and future domestic subsidiaries of CFI or CBS that guarantee the obligations under the Senior Credit Facilities.
Proceeds from the issuance were used to fund a portion of the transfer of cash to Xerox Corporation in connection with the spin-off.

Interest
Interest paid on our short-term and long-term debt amounted to $129 million, $5 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Interest expense and interest income was as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Interest expense	$137	$14	$8
Interest income	3	3	3

Conduent Inc. 2017 Annual Report     71

Note 9 – Financial Instruments
We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts to manage foreign currency exposures that we hedge. Our primary foreign currency market exposures include the Philippine Peso, Indian Rupee and Mexican Peso. The fair market values of all our derivative contracts change with fluctuations in interest rates or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
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
Summary of Foreign Exchange Hedging Positions
At December 31, 2017, we had outstanding forward exchange with gross notional values of $160 million, which is typical of the amounts that are normally outstanding at any point during the year. The impact of our hedging program is not material to our balance sheet or income statement.
Approximately 68% of these contracts mature within three months, 12% in three to six months, 15% in six to twelve months and 5% in greater than 12 months.

The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2017:

(in millions)	Gross Notional Value	Fair Value Asset (Liability)(1)
Currencies Hedged (Buy/Sell)
Philippine Peso/U.S. Dollar	$62	$—
Indian Rupee/U.S. Dollar	68	1
Mexican Peso/U.S. Dollar	9	—
All Other	21	—
Total Foreign Exchange Hedging	$160	$1
____________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2017.

Note 10 – Fair Value of Financial Assets and Liabilities
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US. GAAP establishes a framework for measuring that includes a hierarchy used to classify the inputs used in measuring fair value. The levels of the fair value hierarchy are as follows:
Level 1: Fair value is determined using an unadjusted quoted price in an active market for identical assets or liabilities. As at December 31, 2017 and 2016, the Company did not have any asset or liability that was measured using Level 1 inputs.
Level 2: Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly. All the Company's assets and liabilities that were measured at fair value on a recurring basis as at December 31, 2017 and 2016, were valued using Level 2 inputs.
Level 3: Fair value is estimated using unobservable inputs that are significant to the fair value of the assets. As at December 31, 2017 and 2016, the Company did not have any asset or liability that was measured using Level 3 inputs.

Conduent Inc. 2017 Annual Report     72

The following table represents assets and liabilities fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
(in millions)	2017	2016
Assets:
Foreign exchange contracts - forwards	$2	$1
Deferred compensation investments in cash surrender life insurance(1)	—	99
Deferred compensation investments in mutual funds(1)	—	10
Total	$2	$110
Liabilities:
Foreign exchange contracts - forwards	$1	$3
Deferred compensation plan liabilities(1)	99	113
Total	$100	$116

(1)
In September 2017, the Company terminated the legacy deferred compensation plans (Plans) and the Company Owned Life Insurance (COLI), which held the Plans’ investments. The Company will make payments to Plan participants of approximately $100 million in the fourth quarter 2018.

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

	December 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$658	$658	$390	$390
Restricted cash	9	9	22	22
Accounts receivable, net	1,104	1,104	1,286	1,286
Short-term debt	82	82	28	28
Long-term debt	1,979	2,070	1,913	1,933
The fair value amounts for Cash and cash equivalents, Restricted cash and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2). The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.
The fair value of the Goodwill impairment charge of $935 million recorded in 2016, was estimated based on a determination of the implied fair value of goodwill, leveraging discounted cash flows (level 3). Refer to Note 6 – Goodwill and Intangible Assets, Net for additional information regarding this impairment.

Conduent Inc. 2017 Annual Report     73

Note 11 – Employee Benefit Plans
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

December 31 is the measurement date for all of our defined benefit pension plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
(in millions)	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit obligation, January 1	$89	$74	$164	$157
Service cost	—	—	2	2
Interest cost	4	3	5	5
Actuarial loss	10	13	5	27
Currency exchange rate changes	—	—	14	(19)
Benefits paid/settlements	(1)	(1)	(12)	(8)
Benefit Obligation, December 31	$102	$89	$178	$164
Change in Plan Assets:
Fair value of plan assets, January 1	$52	$47	$140	$150
Actual return on plan assets	8	2	13	15
Employer contribution	3	4	5	2
Currency exchange rate changes	—	—	14	(19)
Benefits paid/settlements	(1)	(1)	(12)	(8)
Fair Value of Plan Assets, December 31	$62	$52	$160	$140
Net Funded Status at December 31(1)	$(40)	$(37)	$(18)	$(24)
Amounts Recognized in the Consolidated Balance Sheets:
Asset held for sale	$—	$—	$1	$—
Accrued compensation and benefit costs	—	—	—	(2)
Liabilities held for sale	(40)	—	(11)	—
Pension and other benefit liabilities	—	(37)	(8)	(22)
Net Amounts Recognized	$(40)	$(37)	$(18)	$(24)
  _______________

(1)	Includes under-funded and un-funded plans.

Benefit plans pre-tax amounts recognized in Accumulated other comprehensive loss (AOCL) at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
(in millions)	2017	2016	2017	2016
Net actuarial loss	$38	$31	$42	$42

Conduent Inc. 2017 Annual Report     74

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2017			December 31, 2016
(in millions)	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets
Underfunded Plans:
U.S.	$102	$102	$62	$89	$89	$52
Non U.S.	60	55	46	162	156	140

Unfunded Plans:
Non U.S.	5	3	—	2	1	—

Total Underfunded and Unfunded Plans:
U.S.	$102	$102	$62	$89	$89	$52
Non U.S.	65	58	46	164	157	140
Total	$167	$160	$108	$253	$246	$192

Our pension plan assets and benefit obligations at December 31, 2017 were as follows:

(in millions)	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status	Accumulated Benefit Obligation
U.S.	$62	$102	$(40)	$102
U.K.	114	113	1	114
Canada	44	55	(11)	53
Other	2	10	(8)	5
Total	$222	$280	$(58)	$274
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	U.S. Plans			Non-U.S. Plans
(in millions)	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Costs:
Service cost	$—	$—	$—	$2	$2	$3
Interest cost	4	3	3	5	5	6
Expected return on plan assets	(5)	(4)	(4)	(8)	(8)	(9)
Recognized net actuarial loss	1	—	—	1	1	2
Net Periodic Benefit Cost	—	(1)	(1)	—	—	2
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial loss (gain)	7	13	4	(2)	18	(9)
Amortization of net actuarial loss	(1)	—	—	(1)	(1)	(2)
Total Recognized in Other Comprehensive Income	6	13	4	(3)	17	(11)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$6	$12	$3	$(3)	$17	$(9)

The net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is $2 million.

Conduent Inc. 2017 Annual Report     75

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
Plan Assets
Current Allocation
As of the 2017 and 2016 measurement dates, the global pension plan assets were $222 million and $192 million, respectively. These assets were invested among several asset classes.

The following tables presents the defined benefit plans assets measured at fair value and the basis for that measurement:

	December 31, 2017
(in millions)	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$1	$—	$—	$1	2%	$3	$—	$—	$3	2%
Equity Securities	12	31	—	43	69%	—	47	—	47	29%
Fixed Income Securities	18	—	—	18	29%	—	46	—	46	29%
Other	—	—	—	—	—%	—	55	9	64	40%
Total Fair Value of Plan Assets	$31	$31	$—	$62	100%	$3	$148	$9	$160	100%

	December 31, 2016
(in millions)	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$3	$—	$—	$3	6%	$—	$—	$—	$—	—%
Equity Securities	9	24	—	33	63%	—	61	—	61	44%
Fixed Income Securities	10	6	—	16	31%	—	60	—	60	43%
Other	—	—	—	—	—%	—	11	8	19	13%
Total Fair Value of Plan Assets	$22	$30	$—	$52	100%	$—	$132	$8	$140	100%

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
Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	55%	28%	55%	41%
Fixed income investments	23%	43%	25%	45%
Real estate	—%	4%	—%	4%
Other	22%	25%	20%	10%
Total Investment Strategy	100%	100%	100%	100%

Conduent Inc. 2017 Annual Report     76

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
Contributions
In 2017, we made cash contributions of $8 million ($3 million U.S. and $5 million non-U.S.) to our defined benefit pension plans.
In 2018, based on current actuarial calculations, we expect to make contributions of approximately $8 million ($8 million non-U.S. and none for U.S.) to our defined benefit pension plans.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
(in millions)	U.S.	Non-U.S.	Total
2018	$2	$4	$6
2019	2	5	7
2020	2	5	7
2021	3	5	8
2022	3	5	8
Years 2023-2026	19	30	49
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.8%	2.9%	4.2%	3.2%	4.3%	3.9%
Rate of compensation increase	n/a	0.8%	n/a	1.0%	n/a	1.0%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2018		2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.8%	3.1%	4.2%	3.1%	4.3%	3.9%	4.0%	3.4%
Expected return on plan assets	7.8%	4.8%	7.8%	4.8%	7.8%	5.7%	7.8%	5.8%
Rate of compensation increase	n/a	0.8%	n/a	0.8%	n/a	1.0%	n/a	1.1%

Conduent Inc. 2017 Annual Report     77

Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals (see "Plan Amendments" for additional information) were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $35 million in 2017, $35 million in 2016 and $34 million in 2015.

Note 12 - Income Taxes
Prior to the spin-off from Xerox Corporation, Conduent’s operating results were included in various Xerox consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings. For the purposes of the Company’s Consolidated and Combined Financial Statements for periods prior to the spin-off, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis, separate from Xerox. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for fiscal 2016 and prior.

On December 22, 2017, the Tax Reform was enacted. The effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of US federal income taxes, the enactment date is the date the bill becomes law. The income tax effects of the Tax Reform have been initially accounted for on a provisional basis pursuant to the SEC staff guidance on income taxes. Reasonable estimates for all material tax effects of the Tax Reform (other than amounts related to accounting policy elections) have been provided and adjustments to provisional amounts will be made in subsequent reporting periods as information becomes available to complete provisional computations. With respect to this legislation, we recorded a provisional tax benefit of $198 million, which included a $210 million tax benefit due to the re-measurement of deferred tax assets and liabilities resulting from the decrease in the corporate U.S. federal income tax rate from 35% to 21%, and $12 million as a one-time-charge on the transition tax for Post-1986 undistributed and not previously taxed foreign earnings and profits. The impacts of Tax Reform on our 2017 Consolidated Financial Statements are provisional, and could change during 2018 as we further evaluate the impacts of the Tax Reform. The Company has provisionally adopted the policy of treating the Global Intangible Low Taxed Income (GILTI) regime as a period cost. The GILTI regime enacted as part of Tax Reform subjects certain post 2017 foreign earnings (i.e. amounts in excess of deemed return on net tangible assets of non-US subsidiaries) to US tax. In January 2018, the FASB released guidance on the accounting for tax on GILTI. The guidance indicates that either accounting for deferred taxes on GILTI or treating GILTI as a period cost are both acceptable accounting elections.

(Loss) income before income taxes (pre-tax (loss) income) was as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Domestic loss	$(91)	$(1,329)	$(654)
Foreign income	75	102	80
Loss Before Income Taxes	$(16)	$(1,227)	$(574)

Conduent Inc. 2017 Annual Report     78

(Benefit) provision for income taxes were as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Federal Income Taxes
Current	$4	$(116)	$(130)
Deferred	(233)	(132)	(99)
Foreign Income Taxes
Current	25	31	24
Deferred	(3)	(3)	6
State Income Taxes
Current	8	1	(17)
Deferred	6	(25)	(22)
Total Benefit	$(193)	$(244)	$(238)
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Nondeductible expenses(1)	(155.9)%	(19.0)%	(1.3)%
Effect of tax law changes	1,282.4%	—%	0.9%
Change in valuation allowance for deferred tax assets	(39.5)%	0.1%	(1.0)%
State taxes, net of federal benefit	1.2%	1.8%	4.2%
Audit and other tax return adjustments	—%	1.4%	0.1%
Tax-exempt income, credits and incentives	38.9%	0.7%	0.7%
Foreign rate differential adjusted for U.S. taxation of foreign profits(2)	47.7%	0.7%	2.4%
Other	(3.5)%	(0.8)%	0.5%
Effective Income Tax Rate	1,206.3%	19.9%	41.5%
 ____________

(1)	In 2017, nondeductible expenses primarily related to the nondeductible portion of the goodwill and officers life insurance.

(2)
The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries, except for transition tax, which is reported on the line Effect of tax law changes.

On a consolidated basis, we paid/(received) a total of $29 million, $(123) million and $194 million in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2017, 2016 and 2015, respectively.

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Pre-tax income	$(193)	$(244)	$(238)
Discontinued operations(1)	3	—	81
Common shareholders' equity:
Changes in defined benefit plans	—	8	2
Stock option and incentive plans, net	—	—	(6)
Total Income Tax Benefit	$(190)	$(236)	$(161)
_____________

(1)	Refer to Note 3 – Assets/Liabilities Held for Sale for additional information regarding discontinued operations.

Conduent Inc. 2017 Annual Report     79

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
We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2017, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2017	2016	2015
Balance at January 1	$14	$24	$32
Additions related to current year	—	1	3
Additions related to prior years positions	—	—	—
Reductions related to prior years positions	—	(5)	(10)
Settlements with taxing authorities(1)	—	(5)	—
Currency	1	(1)	(1)
Balance at December 31	$15	$14	$24
 _______________

(1)	2016 settlement results in $5 million cash paid.

Included in the balances at December 31, 2017, 2016 and 2015 are $0, $0 and $8 million, respectively, of tax positions that are highly certain of realization but for which there is uncertainty about the timing. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate. In addition, for other uncertain tax positions, we maintain offsetting benefits from other jurisdictions of $16 million, $16 million and $14 million, at December 31, 2017, 2016 and 2015, respectively.
We recognized interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements within income tax expense. We had $6 million, $4 million and $14 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2017, 2016 and 2015, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2005. With respect to our major foreign jurisdictions, the years generally remain open back to 2006.

Deferred Income Taxes

The Company is in the position of having tax basis in excess of book basis in its U.S. investment in foreign subsidiaries. Nonetheless, the Company is indefinitely reinvesting its foreign subsidiaries' undistributed earnings of $253 million. For years after 2017, the Tax Reform does allow for certain earnings to be repatriated free from US Federal taxes. However, the repatriation of earnings could give rise to additional tax liabilities.

Conduent Inc. 2017 Annual Report     80

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(in millions)	2017	2016
Deferred Tax Assets
Net operating losses	$41	$42
Operating reserves, accruals and deferrals	90	155
Deferred compensation	59	101
Pension	15	18
Other	45	44
Subtotal	250	360
Valuation allowance	(35)	(24)
Total	$215	$336

Deferred Tax Liabilities
Unearned income	$134	$217
Intangibles and goodwill	413	680
Depreciation	10	15
Other	25	29
Total	$582	$941

Total Deferred Taxes, Net	$(367)	$(605)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $11 million and a decrease of $14 million, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

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

At December 31, 2017, we had tax credit carryforwards of $27 million available to offset future income taxes which will expire between 2018 and 2037 if not utilized. We also had net operating loss carryforwards for income tax purposes of $422 million that will expire between 2018 and 2037, if not utilized; and $43 million available to offset future taxable income indefinitely.

Conduent Inc. 2017 Annual Report     81

Note 13 – Contingencies and Litigation
As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, this could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. We believe that we have recorded adequate provisions for any such matters as of December 31, 2017. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matter could be in excess of any amounts accrued and could be material to our results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the consolidated financial position or liquidity. As of December 31, 2017, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
Litigation Against the Company
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively, the "Xerox Defendants") violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Xerox Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of amounts paid for orthodontic treatment under the Texas Medicaid program for the period from approximately 2004 to 2012, three times the amount of the payments made as a result of the alleged unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The Xerox Defendants filed their Answer in June, 2014 denying all allegations. A trial date is scheduled for November, 2018. During the first quarter of 2018, the State notified the Xerox Defendants in the litigation discovery process that its claim is in excess of two billion dollars based primarily on the assertion of treble damages and civil penalties per illegal act for almost two hundred thousand purported illegal acts. The Xerox Defendants will forcefully contest this assertion and continue to vigorously defend themselves in this matter. We are not able to determine or predict the ultimate outcome of this proceeding or to estimate any reasonably possible loss or range of losses, if any, in excess of the thirty-eight million dollars we have already accrued. In the course of litigation, we periodically engage in discussions with the State's counsel for possible resolution of the matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Conduent Inc. 2017 Annual Report     82

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (“Buck”), a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (“StanCERA”). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court. Buck will continue to aggressively defend these lawsuits. We are not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any.
Conduent Business Services, LLC v. Cognizant Business Services, LLC:   On April 12, 2017, Conduent Business Services LLC (“Conduent”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between Conduent and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by Conduent through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to Conduent under Conduent’s contract with the New York Department of Health to provide a Medicaid Management Information Systems (the “NY MMIS Contract”). In the lawsuit, Conduent seeks damages in excess of one hundred fifty million dollars. During the first quarter of 2018, Conduent provided notice to Cognizant that it was terminating the Contract for cause and will be recording in that period certain charges associated with the termination. Cognizant has asserted counterclaims against Conduent in the lawsuit seeking damages in excess of twenty-two million dollars. Conduent has responded to Cognizant’s counterclaims by denying the allegations. Conduent will continue to vigorously defend itself against the counterclaims but we are not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome.
Other Matters:
On January 5, 2016, the Consumer Financial Protection Bureau (the "CFPB") notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. This notice stems from an inquiry that commenced in 2014 when XES received and responded to a Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the Department of Education and the CFPB certain adjustments of which it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB and the Department of Education, as well as certain states' attorney general offices and other regulatory agencies, began similar reviews. XES has cooperated and continues to fully cooperate with all regulatory agencies, and XES has submitted its NORA response.  We cannot provide assurance that the CFPB or another party will not ultimately commence a legal action against XES in this matter nor are we able to predict the likely outcome of the investigations into this matter or reasonably provide an estimate or range of estimate of possible outcome or loss, if any. We could in future periods incur judgments or enter into settlements in connection with this matter and there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Conduent Inc. 2017 Annual Report     83

Guarantees, Indemnifications and Warranty Liabilities
Indemnifications Provided as Part of Contracts and Agreements
Acquisitions/Divestitures:
We have indemnified, subject to certain deductibles and limits, the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. In addition, we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants, including such matters as adequate title to assets sold, intellectual property rights, specified environmental matters and certain income taxes arising prior to the date of acquisition. Where appropriate, an obligation for such indemnifications is recorded as a liability at the time of the acquisition or divestiture. Since the obligated amounts of these types of indemnifications are often not explicitly stated or are contingent on the occurrence of future events, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments for these indemnifications. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. We have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.
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

Also in December 2017, a customer released our former parent company from a performance guarantee for a service contract resulting in a release of escrow funds of $15 million to the Company.
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

Conduent Inc. 2017 Annual Report     84

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
Other Contingencies
Certain contracts, primarily in our Public Sector segment, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2017, we had $576 million for outstanding surety and bid bonds used to secure our performance of contractual obligations with our clients, and we had $256 million of outstanding letters of credit issued to secure our performance of contractual obligations to our clients as well as other corporate obligations.
In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract. We believe we have sufficient capacity in the surety markets and liquidity from our cash flow and our various credit arrangements (including our Credit Facility) to allow us to respond to future requests for proposals that require such credit support.
We have service arrangements where we service third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third-party. At December 31, 2017, we serviced a FFEL portfolio of loans with an outstanding principal balance of approximately $5.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2017, other current liabilities include reserves of approximately $1 million, which we believe to be adequate. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

Note 14 - Preferred Stock
Series A Preferred Stock

In connection with the December 31, 2016 spin-off from Xerox Corporation, we issued 120 thousand shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 million and an initial fair value of $142 million. The convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 million per year). Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393 thousand shares (reflecting an initial conversion price of approximately $22.250 per share of common stock), subject to customary anti-dilution adjustments.

Conduent Inc. 2017 Annual Report     85

If the closing price of our common stock exceeds 137% of the initial conversion price for 20 out of 30 trading days, we have the right to cause any or all of the convertible preferred stock to be converted into shares of common stock at the then applicable conversion rate. The convertible preferred stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Conduent's common stock, the holder of convertible preferred stock has the right to require us to redeem any or all of the convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including, the redemption date. As a result of the contingent redemption feature, the convertible preferred stock is classified as temporary equity and reflected separately from permanent equity in the Consolidated Balance Sheets.

Note 15 – Shareholders’ Equity

Preferred Stock

As of December 31, 2017, we had one class of preferred stock outstanding. See Note 14 – Preferred Stock for further information. We are authorized to issue approximately 100 million shares of cumulative preferred stock at $0.01 par value per share.

Common Stock

We have 1 billion authorized shares of common stock at $0.01 par value per share. At December 31, 2017, 15 million shares were reserved for issuance under our incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.
Stock Compensation Plans
Certain of our employees participate in a long-term incentive plan. Our long-term incentive plan authorizes the issuance of restricted stock units / shares (RSU), performance stock units / share (PSU) and non-qualified stock options to employees. All awards for these plans prior to 2017, were made in Xerox stock and therefore converted into Conduent stock effective upon the Separation. Using a formula designed to preserve the value of the award immediately prior to the Separation, all of these awards will be settled and are reflected in Conduent's Consolidated Statements of Stockholders' Equity. Stock-based compensation expense includes expense based on the awards and terms previously granted to the employees.
Stock-based compensation expense was as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Stock-based compensation expense, pre-tax	$42	$23	$19
Income tax benefit recognized in earnings	17	9	7
Restricted Stock Units / Shares Compensation expense is based upon the grant date market price. The compensation expense is recorded over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest.
Performance Stock Units / Shares: The Company granted PSUs that vest contingent upon its achievement of certain specified financial performance criteria over a three-year period. If the three-year actual results exceed the stated targets, then the plan participants have the potential to earn additional shares of common stock, which cannot exceed 100% of the original grant.
The fair value of PSUs is based upon the market price of Conduent's common stock on the date of the grant and then converted to Conduent's common stock upon the Separation. Compensation expense is recognized over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.
Employee Stock Options: Stock options were issued by a former parent company and were converted to Conduent's common stock upon the Separation. These options generally expire within the next two years. Other than these options, Conduent has not issued any new stock options.

Conduent Inc. 2017 Annual Report     86

Summary of Stock-based Compensation Activity

	2017		2016		2015
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units / Shares
Outstanding at January 1	1,961	$13.99	782	$11.70	3,422	$8.47
Granted	1,988	16.75	2,602	9.61	260	11.86
Vested	(215)	19.98	(119)	9.43	(2,768)	7.83
Canceled	(609)	15.88	(121)	10.55	(132)	9.52
Impact of spin-off(1)	—	n/a	(1,183)	n/a	—	n/a
Outstanding at December 31	3,125	16.29	1,961	13.99	782	11.70

Performance Stock Units / Shares
Outstanding at January 1	4,926	$13.99	7,522	$11.57	5,771	$11.68
Granted	3,933	16.76	1,850	9.35	3,583	10.68
Vested	(1,696)	19.67	—	—	(610)	7.88
Canceled	(1,734)	17.46	(1,478)	11.96	(1,222)	11.36
Impact of spin-off(1)	—	n/a	(2,968)	n/a	—	n/a
Outstanding at December 31	5,429	16.55	4,926	13.99	7,522	11.57
_____________________________

(1)	Stock-based compensation was converted from former parent stock into Conduent common stock at spin-off.

The Company issued 77 thousand Deferred Stock Units (DSU) to non-employee members of the Board of Directors. These DSUs are fully vested and will be issued when the directors leave the Board.

The Company has 348 thousand stock options outstanding as of December 31, 2017 at strike prices ranging from $10.15 to $11.38. These stock options are fully vested and exercisable.

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2017 was as follows (in millions):

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units / Shares	$27	1.9
Performance Stock Units / Shares	30	1.6
Total	$57
The aggregate intrinsic value of outstanding RSUs and PSs awards was as follows (in millions):

Awards	December 31, 2017
Restricted Stock Units / Shares	$50
Performance Stock Units / Shares	88
Information related to stock options outstanding and exercisable at December 31, 2017 was as follows:

(in millions)	Options
	Outstanding	Exercisable
Aggregate intrinsic value	$6	$6
Weighted-average remaining contractual life (years)	1.3	1.3

Conduent Inc. 2017 Annual Report     87

The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards were as follows:

(in millions)	December 31, 2017			December 31, 2016			December 31, 2015
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units / Shares	$3	$—	$1	$1	$—	$—	$30	$—	$11
Performance Stock Units / Shares	25	—	10	—	—	—	7	—	2
Stock Options	3	6	1	3	9	1	14	19	5

Note 16 – Other Comprehensive Income (Loss)
Other Comprehensive Loss is comprised of the following:

	Year Ended December 31,
	2017		2016		2015
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$35	$35	$(135)	$(135)	$(60)	$(60)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges gains (losses)	1	1	(2)	(1)	(4)	(2)
Changes in cash flow hedges reclassed to earnings(1)	2	1	2	1	5	3
Net Unrealized Gains (Losses)	3	2	—	—	1	1

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	(5)	(4)	(31)	(23)	5	4
Actuarial loss amortization/settlement(2)	2	2	1	1	2	2
Other gains (losses)(3)	(4)	(3)	3	2	2	1
Changes in Defined Benefit Plans Gains (Losses)	(7)	(5)	(27)	(20)	9	7

Other Comprehensive Income (Loss)	$31	$32	$(162)	$(155)	$(50)	$(52)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 9 – Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 11 – Employee Benefit Plans for additional information.

(3)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
(in millions)	2017	2016	2015
Cumulative translation adjustments(1)	$(437)	$(472)	$(147)
Other unrealized losses, net	1	(1)	(1)
Benefit plans net actuarial losses and prior service credits	(58)	(53)	(33)
Total Accumulated Other Comprehensive Loss	$(494)	$(526)	$(181)
_____________________________

(1)	2016 includes $190 million of AOCL transferred from former parent as part of the spin-off.

Conduent Inc. 2017 Annual Report     88

Note 17 – Earnings per Share
We did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions, shares in thousands)	2017	2016	2015
Basic Earnings (Loss) per Share:
Net income (loss) from continuing operations attributable to Conduent	$177	$(983)	$(336)
Accrued dividends on preferred stock	(10)	—	—
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	167	(983)	(336)
Net income (loss) from discontinued operations attributable to Conduent	4	—	(78)
Adjusted Net Income (Loss) Available to Common Shareholders	$171	$(983)	$(414)

Weighted-average common shares outstanding	204,007	202,875	202,875
Basic Earnings (Loss) per Share:
Continuing operations	$0.82	$(4.85)	$(1.65)
Discontinued operations	0.02	—	(0.39)
Basic Earnings (Loss) per Share	$0.84	$(4.85)	$(2.04)

Diluted Earnings (Loss) per Share:
Net income (loss) from continuing operations attributable to Conduent	$177	$(983)	$(336)
Accrued dividends on preferred stock	(10)	—	—
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	167	(983)	(336)
Net income (loss) from discontinued operations attributable to Conduent	4	—	(78)
Adjusted Net Income (Loss) Available to Common Shareholders	$171	$(983)	$(414)

Weighted-average common shares outstanding	204,007	202,875	202,875
Common shares issuable with respect to:
Stock options	195	—	—
Restricted stock and performance units / shares	2,491	—	—
Convertible preferred stock	—	—	—
Adjusted Weighted Average Common Shares Outstanding	206,693	202,875	202,875

Diluted Earnings (Loss) per Share:
Continuing operations	$0.81	$(4.85)	$(1.65)
Discontinued operations	0.02	—	(0.39)
Diluted Earnings (Loss) per Share	$0.83	$(4.85)	$(2.04)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	—	857	—
Restricted stock and performance shares	2,568	5,719	—
Convertible preferred stock	5,393	5,393	—
Total Securities	7,961	11,969	—

Conduent Inc. 2017 Annual Report     89

Note 18 – Related Party Transactions and Former Parent Company Investment

Allocation of Corporate Expenses

The Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 include an allocation of general corporate expenses from Xerox, the Company's former parent. The financial information in these Consolidated Financial Statements does not necessarily include all the expenses that would have been incurred or held had we been a separate, standalone company and it is not practicable to estimate actual costs that would have been incurred had we been a separate, standalone company during the periods presented. Management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided. Allocations for management costs and corporate support services provided totaled $165 million and $170 million for the years ended December 31, 2016 and 2015, respectively. These amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of costs, headcount and/or other measures we have determined as reasonable.

	Year Ended December 31,
(in millions)	2016	2015
Research and development	$25	$43
Selling, general and administrative	140	127
Total Allocated Corporate Expenses	$165	$170

Final Cash Allocation To Former Parent

In January 2017, in connection with the Separation, we paid Xerox $161 million for settlement of the management and support services received.

The components of Net transfers to former parent and the reconciliation to the corresponding amount presented on the Consolidated Statements of Cash Flows are as follows:

(in millions)	Year Ended December 31,
	2016	2015
Cash pooling and general financing activities	$(466)	$(396)
Corporate cost allocations	165	170
Income taxes	(157)	168
Divestitures and acquisitions, net	54	(742)
Capitalization of related party notes payable	—	1,017
Total net transfers (to) from former parent	(404)	217
Stock-based compensation	(23)	(19)
Capitalization of related party notes payable	—	(1,017)
Net payments on notes payable with former parent company	(1,132)	(91)
Other, net	(161)	147
Total Net payments to former parent company per Consolidated Statements of Cash Flows	$(1,720)	$(763)

Related Party Notes Receivable/Payable

Certain operating units of the Company had various interest bearing notes under contractual agreements to and from Xerox Corporation and other related parties. The purpose of these notes was to provide funds for certain working capital or other capital and operating requirements of the business. Net interest expense on these notes with related party companies was recorded net in Related Party Interest in the Consolidated Statements of Income (Loss) and was $26 million and $61 million for the years ended December 31, 2016 and 2015, respectively. These notes had fixed interest rates that ranged from 1% to 8%. The balances were settled as part of the Separation transaction.

Conduent Inc. 2017 Annual Report     90

Related Party Revenue and Purchases

We provide various services to Xerox Corporation, including those related to human resources, accounting and finance and customer care, which are reported as Related party revenue in the Consolidated Statements of Income (Loss). The costs related to these services are reported as Related party cost of services in the Consolidated Statements of Income (Loss).

We also leased equipment and received related services, supplies and parts, from Xerox and Xerox subsidiaries in the amount of $21 million and $24 million, for the years ended December 31, 2016 and 2015, respectively. The costs related to these services, supplies and parts are reported in Cost of services and Selling, administrative and general expenses in the Consolidated Statements of Income (Loss).

Note 19 – Subsequent Events

In the first quarter of 2018, the Company will be moving the Health Enterprise business from the Other segment into the Public Sector segment. In addition, the Company plans to move the divested businesses' historical results to Other segment from both the Commercial Industries and the Public Sector segments.

See Note 13 – Contingencies and Litigation as it relates to the termination of the Cognizant agreement.

Conduent Inc. 2017 Annual Report     91

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Revenues	$1,553	$1,496	$1,480	$1,493	$6,022
Costs and Expenses	1,575	1,507	1,467	1,489	6,038
(Loss) Income before Income Taxes	(22)	(11)	13	4	(16)
Income tax (benefit) expense	(12)	(7)	30	(204)	(193)
(Loss) Income from Continuing Operations	(10)	(4)	(17)	208	177
Income from discontinued operations, net of tax	4	—	—	—	4
Net (Loss) Income	$(6)	$(4)	$(17)	$208	$181

Basic Earnings (Loss) per Share(1):
Continuing operations	$(0.06)	$(0.03)	$(0.09)	$1.00	$0.82
Discontinued operations	0.02	—	—	—	0.02
Total Basic (Loss) Earnings per Share:	$(0.04)	$(0.03)	$(0.09)	$1.00	$0.84

Diluted Earnings (Loss) per Share(1):
Continuing operations	$(0.06)	$(0.03)	$(0.09)	$0.98	$0.81
Discontinued operations	0.02	—	—	—	0.02
Total Diluted (Loss) Earnings per Share	$(0.04)	$(0.03)	$(0.09)	$0.98	$0.83
2016
Revenues	$1,685	$1,613	$1,596	$1,514	$6,408
Costs and Expenses	1,739	1,647	1,594	2,655	7,635
(Loss) Income before Income Taxes	(54)	(34)	2	(1,141)	(1,227)
Income tax (benefit) expense	(31)	(24)	1	(190)	(244)
(Loss) Income from Continuing Operations	(23)	(10)	1	(951)	(983)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net (Loss) Income	$(23)	$(10)	$1	$(951)	$(983)

Basic Earnings (Loss) per Share(1):
Continuing operations	$(0.12)	$(0.05)	$0.01	$(4.69)	$(4.85)
Total Basic (Loss) Earnings per Share:	$(0.12)	$(0.05)	$0.01	$(4.69)	$(4.85)

Diluted Earnings (Loss) per Share(1):
Continuing operations	$(0.12)	$(0.05)	$0.01	$(4.69)	$(4.85)
Total Diluted (Loss) Earnings per Share	$(0.12)	$(0.05)	$0.01	$(4.69)	$(4.85)
 _________________

(1)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Conduent Inc. 2017 Annual Report     92

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accountants, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accountants. The independent registered public accountants and internal auditors have access to the Audit Committee.

Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2017, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer, principal financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

Conduent Inc. 2017 Annual Report     93

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2018 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2018 Annual Meeting of Stockholders. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2017.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2018 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2018 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.conduent.com/investor and then clicking on Corporate Governance. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2018 Proxy Statement and is incorporated here by reference.
Executive Officers of Conduent
The following is a list of the executive officers of Conduent, their current ages, their present positions and the year appointed to their present positions.
Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
Ashok Vemuri*	49	Chief Executive Officer	2017	2017
David Amoriell	61	Executive Vice President & President, Public Sector	2017	2017
Allan Cohen	48	Vice President & Chief Accounting Officer	2017	2017
Jeffrey Friedel	56	Executive Vice President & Chief People Officer	2017	2017
James Michael Peffer	56	Executive Vice President, General Counsel & Secretary	2017	2017
Brian J. Webb-Walsh	42	Executive Vice President & Chief Financial Officer	2017	2017

*	Member of Conduent Board of Directors
Each of the officers named above has been an officer or an executive of Conduent or its subsidiaries for less than five years.

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
Mr. Amoriell served as the chief operating officer of the Public Sector Business Group for Xerox Services. He was named to that position in June 2014 and appointed a corporate vice president of Xerox in February 2012. Prior to that, Mr. Amoriell was the chief operating officer for the Government & Transportation Sector of Xerox Services.

Prior to joining Conduent, Mr. Cohen served as Senior Vice President and Controller of NBC Universal since 2011. Mr Cohen also previously served as Vice President, Assistant Controller at Time Warner, Professional Accounting Fellow in the Division of Corporate Finance at the Securities and Exchange Commission and Senior Manager at PriceWaterhouseCoopers.

Conduent Inc. 2017 Annual Report     94

Prior to joining Conduent, Mr. Friedel served as Vice President and Head of the Office of Integrity and Compliance at Infosys Limited from January 2016 to September 2016, a global leader in technology services and consulting, where he oversaw SEC compliance, internal investigations, code of conduct, whistleblower, and anti-bribery and export regulations. Mr. Friedel has also previously served as Senior Vice President and General Counsel at IGATE Corporation from June 2014 to December 2015, an IT services and business process outsourcing company which was acquired by CapGemini. Prior to June 2014, Mr. Friedel held a variety of leadership roles at Infosys Limited.
Mr. Peffer served as Vice President, General Counsel and Secretary for Xerox Corporation from August 2016 to December 2016. Prior to this, Mr. Peffer served as Associate General Counsel of Xerox Corporation and Executive Vice President of Xerox Business Services, LLC. since 2010. Prior to 2010, Mr. Peffer was Senior Vice President and Deputy General Counsel of ACS from May 2009.
Mr. Webb-Walsh served as the Chief Financial Officer of Xerox Services since January 2016. Prior to this, Mr. Webb-Walsh was Senior Vice President of Finance for the Government Healthcare Group and the Platform Development and Systems Integration Group of Xerox Services. Mr. Webb-Walsh joined Xerox Corporation in 1997 and has held a variety of leadership positions.

ITEM 11. EXECUTIVE COMPENSATION
The information included under the following captions under “Proposal 1 - Election of Directors” in our 2018 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2017”, “Outstanding Equity Awards at 2017 Fiscal Year-End”, “Option Exercises and Stock Vested in 2017”, “Pension Benefits for the 2017 Fiscal Year”, “Nonqualified Deferred Compensation for the 2017 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation, "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2018 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1 - Election of Directors” in our 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1 - Election of Directors” in our 2018 Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2018 Proxy Statement.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2018 Proxy Statement.

Conduent Inc. 2017 Annual Report     95

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

▪	Report of Independent Registered Public Accounting Firm including Report on Financial Statement Schedule;

▪	Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2017;

▪	Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2017;

▪	Consolidated Balance Sheets as of December 31, 2017 and 2016;

▪	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017;

▪	Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2017;

▪	Notes to the Consolidated Financial Statements;

▪	Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2017; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Supplementary Data:
▪Quarterly Results of Operations (unaudited).
▪SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2017

(in millions)		Balance at beginning of period	Additions charged to expense(1)	Amounts (credited) charged to other income statement accounts (2)	Deductions and other, net of recoveries (3)(4)	Balance at end of period
Allowance for Losses:
2017	Accounts Receivable	$7	$(1)	$—	$(4)	$2
2016	Accounts Receivable	6	4	—	(3)	7
2015	Accounts Receivable	6	4	—	(4)	6

Tax Valuation Allowance:
2017	Tax Valuation	24	11	—	—	35
2016	Tax Valuation	38	—	—	(14)	24
2015	Tax Valuation	35	—	5	(2)	38
 __________

(1)	Account Receivables: additions charged to expense represent bad debt provisions relate to estimated losses due to credit and similar collectibility issues.

(2)	Account Receivables: Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(3)
Account Receivables: Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

(4)
Tax Valuation: Reductions to tax valuation allowance are primarily related to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

Conduent Inc. 2017 Annual Report     96

(3)    The exhibits listed below are filed or incorporated by reference are part of this Form 10-K.
Management contracts or compensatory plans or arrangements listed that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2018 Proxy Statement or to our directors are preceded by an asterisk (*).

Exhibit No.
2.1	Separation and Distribution Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
3.1	Restated Certificate of Incorporation of Registrant as of December 23, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated December 23, 2016. (See SEC File Number 001-37817).
3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 23, 2016. (See SEC File Number 001-37817).
4.1	Indenture, dated as of December 7, 2016, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 9, 2016. (See SEC File Number 001-37817).
10.1(a)
Credit Agreement, dated as of December 7, 2016, among Conduent Incorporated, Xerox Business Services, LLC, Affiliated Computer Services International B.V., Conduent Finance, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 9, 2016. (See SEC File Number 001-37817).
10.1(b)
Amendment No. 1 to Credit Agreement, dated as of April 1, 2017, among Conduent Incorporated, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Affiliated Computer Services International B.V., Conduent Finance, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent.

Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 11, 2017. (See SEC File Number 001-37817).
10.1(c)
Amendment No. 2 to Credit Agreement, dated as of October 10, 2017, among Conduent Incorporated, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Affiliated Computer Services International B.V., Conduent Finance, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent.

Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 10, 2017. (See SEC File Number 001-37817).
10.1(d)	First Incremental Agreement, dated as of January 3, 2017, among JPMorgan Chase Bank, N.A., as Administrative Agent and Xerox Business Services, LLC.
Incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K dated March 10, 2017, (See SEC File Number 001-37817).
10.3(a)	Transition Services Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
10.3(b)	Tax Matters Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
10.3(c)	Employee Matters Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
10.3(d)	Intellectual Property Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.

Conduent Inc. 2017 Annual Report     97

Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
10.3(e)	Trademark License Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
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

Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
10.4(b)
Agreement, dated January 28, 2016, among Xerox Corporation, Icahn Partners Master Fund LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Jonathan Christodoro and Carl C. Icahn.

Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Form 10 dated August 15, 2016. (See SEC File Number 001-37817).
10.5	Exchange Agreement dated October 27, 2016 by and among Darwin A. Deason, Conduent Incorporated and Xerox Corporation.
Incorporated by reference to Exhibit 10.14 to Registrant’s Amendment No. 5 to Form 10 dated October 28, 2016. (See SEC File Number 001-37817).
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which will appear in the Registrant’s 2018 Proxy Statement or to our directors are preceded by an asterisk (*).

*10.6(a)(i)	Registrant’s Performance Incentive Plan dated as of December 15, 2016 (“PIP”).
Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-215361 dated December 29, 2016. (See SEC File Number 001-37817).
*10.6(a)(ii)	Form of Restricted Stock Award Agreement under the PIP.
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 29, 2017. (See SEC File Number 001-37817).
*10.6(a)(iii)	Form of Performance Share Award Agreement (ELTIP) under the PIP.
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 29, 2017. (See SEC File Number 001-37817).
*10.6(a)(iv)	Form of Performance Share Award Agreement (SIG) under the PIP.
*10.6(a)(v)	Forms of Restricted Stock Unit Award Agreement 2017 under the PIP.
*10.6(a)(vi)	Forms of Performance Stock Unit Award Agreement 2017 under the PIP
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 29, 2017. (See SEC File Number 001-37817).
*10.6(b)(i)	Registrant’s Equity Compensation Plan for Non-Employee Directors dated as of December 15, 2016 (“ECPNED”).
Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-215361 dated December 29, 2016. (See SEC File Number 001-37817).
*10.6(b)(ii)	Form of Agreement under the ECPNED.
Incorporated by reference to Exhibit 10.6(b)(ii) to the Registrant's Annual Report on From 10-K dated March 10, 2017. (See SEC File Number 001-37817).
*10.6.(c)	Registrant's Executive Change in Control Severance Plan dated as of April 25, 2017.
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 28, 2017. (See SEC File Number 001-37817).

Conduent Inc. 2017 Annual Report     98

*10.6(d)	Letter Agreement dated June 10, 2016 between Xerox Corporation and Ashok Vemuri regarding compensation arrangements.
Incorporated by reference to Exhibit 99.2 to Xerox Corporation’s Current Report on Form 8-K dated June 14, 2016. (See SEC File Number 001-04471).
*10.6(e)	Letter Agreement dated July 22, 2016 between Xerox Corporation and J. Michael Peffer regarding compensation arrangements.
Incorporated by reference to Exhibit 10.12 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(f)	Letter Agreement dated September 6, 2016 between Xerox Corporation and Brian Webb-Walsh regarding compensation arrangements.
Incorporated by reference to Exhibit 10.13 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(g)	Letter Agreement dated September 28, 2017 between Conduent Incorporated and Allan Cohen regarding compensation arrangements.
21.1	List of subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent Inc. 2017 Annual Report     99

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ ASHOK VEMURI
Ashok Vemuri Chief Executive Officer March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 1, 2018

Signature	Title
Principal Executive Officer:
/S/ ASHOK VEMURI	Chief Executive Officer and Director
Ashok Vemuri
Principal Financial Officer:
/S/ BRIAN WEBB-WALSH	Executive Vice President and Chief Financial Officer
Brian Webb-Walsh
Principal Accounting Officer:
/S/ ALLAN COHEN	Vice President and Chief Accounting Officer
Allan Cohen
/S/ PAUL S. GALANT	Director
Paul S. Galant
/S/ JOIE A. GREGOR	Director
Joie A. Gregor
/s/ VINCENT J. INTRIERI	Director
Vincent J. Intrieri
/S/ COURTNEY MATHER	Director
Courtney Mather
/S/ MICHAEL NEVIN	Director
Michael Nevin
/S/ MICHAEL A. NUTTER	Director
Michael A. Nutter
/s/ WILLIAM G. PARRETT	Director and Chairman of the Board
William G. Parrett
/S/ VIRGINIA M. WILSON	Director
Virginia M. Wilson

Conduent Inc. 2017 Annual Report     100