Form 10-Q
period 2018-03-31
CONDUENT Inc
filed 2018-05-09
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Small reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at April 30, 2018
Common Stock, $0.01 par value	210,506,096

Conduent 2018 Q1 Form 10-Q
1

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that could cause actual results to differ materially. Such factors include, but are not limited to: termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information, and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our security systems and service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Conduent 2018 Q1 Form 10-Q

CONDUENT INCORPORATED
FORM 10-Q
March 31, 2018

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.conduent.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Conduent 2018 Q1 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Revenue	$1,420	$1,553
Cost of services	1,168	1,294
Gross Margin	252	259

Operating Costs and Expenses
Research and development	2	4
Selling, general and administrative	145	169
Restructuring and related costs	20	18
Amortization of acquired intangible assets	61	61
Separation costs	—	5
Interest expense	33	36
(Gain) loss on divestitures and transaction costs	15	—
Litigation costs (recoveries), net	31	(11)
Other (income) expenses, net	(1)	(1)
Total Operating Costs and Expenses	306	281

Income (Loss) Before Income Taxes	(54)	(22)
Income tax expense (benefit)	(4)	(12)
Income (Loss) From Continuing Operations	(50)	(10)
Income (loss) from discontinued operations, net of tax	—	4
Net Income (Loss)	$(50)	$(6)

Basic Earnings (Loss) per Share:
Continuing operations	$(0.26)	$(0.06)
Discontinued operations	—	0.02
Total Basic Earnings (Loss) per Share	$(0.26)	$(0.04)

Diluted Earnings (Loss) per Share:
Continuing operations	$(0.26)	$(0.06)
Discontinued operations	—	0.02
Total Diluted Earnings (Loss) per Share	$(0.26)	$(0.04)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent 2018 Q1 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
Net Income (Loss)	$(50)	$(6)
Other Comprehensive Income (Loss), Net
Currency translation adjustments, net	9	12
Reclassification of currency translation adjustments on divestitures	5	—
Unrecognized gains (loss), net	(1)	2
Changes in benefit plans, net	—	1
Other Comprehensive Income (Loss), Net	13	15

Comprehensive Income (Loss), Net	$(37)	$9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent 2018 Q1 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$553	$658
Accounts receivable, net	1,026	1,114
Assets held for sale	659	757
Contract assets	163	—
Other current assets	219	181
Total current assets	2,620	2,710
Land, buildings and equipment, net	260	257
Intangible assets, net	831	891
Goodwill	3,457	3,366
Other long-term assets	343	324
Total Assets	$7,511	$7,548
Liabilities and Equity
Short-term debt and current portion of long-term debt	$81	$82
Accounts payable	152	138
Accrued compensation and benefits costs	289	335
Unearned income	142	151
Liabilities held for sale	173	169
Other current liabilities	537	493
Total current liabilities	1,374	1,368
Long-term debt	1,972	1,979
Deferred taxes	382	384
Other long-term liabilities	131	146
Total Liabilities	3,859	3,877

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,853	3,850
Retained earnings (deficit)	136	171
Accumulated other comprehensive loss	(481)	(494)
Total Equity	3,510	3,529
Total Liabilities and Equity	$7,511	$7,548

Shares of common stock issued and outstanding	210,494	210,440
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent 2018 Q1 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(50)	$(6)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	117	125
Deferred income taxes	(8)	(6)
(Gain) loss from investments	(1)	(3)
Amortization of debt financing costs	2	2
Net (gain) loss on divestitures and transaction costs	15	(7)
Stock-based compensation	7	6
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(75)	(110)
(Increase) decrease in other current and long-term assets	(49)	(34)
Increase (decrease) in accounts payable and accrued compensation	(40)	(49)
Increase (decrease) in restructuring liabilities	7	3
Increase (decrease) in other current and long-term liabilities	43	(17)
Net change in income tax assets and liabilities	(5)	(9)
Other operating, net	(1)	(2)
Net cash provided by (used in) operating activities	(38)	(107)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(33)	(17)
Cost of additions to internal use software	(6)	(8)
Net cash provided by (used in) investing activities	(39)	(25)
Cash Flows from Financing Activities:
Proceeds on long-term debt	—	306
Debt issuance fee payments	—	(1)
Payments on debt	(21)	(144)
Net (payments to) transfer from former parent company	—	(161)
Issuance of common stock related to employee stock plans	(4)	(2)
Dividends paid on preferred stock	(2)	(2)
Other financing	—	(2)
Net cash provided by (used in) financing activities	(27)	(6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	2
Increase (decrease) in cash, cash equivalents and restricted cash	(104)	(136)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period(1)	667	416
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$563	$280
 ___________

(1)	Includes approximately $10 million and $25 million of restricted cash for 2018 and 2017, respectively, that were included in Other current assets on the Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent 2018 Q1 Form 10-Q

CONDUENT INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.

Description of Business

The Company is a global enterprise and leading provider of business process services with expertise in managing operations involving high volume, repeatable and individualized interactions. The Company's portfolio covers both front office and back office operations; however, the majority of its revenue and differentiation derives from engagements where it serves on behalf of its clients to manage end-user interactions across a wide-range of domains. Examples include payments, collections, benefit administration and end-user communication services. The Company creates value for its commercial and government clients through more efficient service delivery combined with a personalized and seamless experience for the end-user. The Company applies its expertise, technology and innovation to continually modernize its offering for improved customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics.

Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Certain reclassifications have been made to prior year information to conform to current year presentation. Intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Conduent 2018 Q1 Form 10-Q

Note 2 – Recent Accounting Pronouncements

The Company's significant accounting policies are described in Note 1–Basis of Presentation and Summary of Significant Accounting Policies in the Company’s 2017 Annual Report on Form 10-K. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2017 that were applicable and material to the Company.

New Accounting Standards Adopted

Revenue Recognition: In May 2014, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to revenue recognition, which is also referred to herein as "new revenue standard" to clarify the principles for recognizing revenue and replaced all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue when the promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated guidance also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers largely on a disaggregated basis. The Company adopted the new revenue standard as of January 1, 2018, using the modified retrospective method. The Company is applying the new revenue standard only to contracts not completed as of the date of initial application. The adoption has primarily impacted the following: (1) revenue associated with postage recognized on a net basis versus previously being recognized on a gross basis; (2) the timing of revenue recognition associated with fixed fees for certain contracts with more than one performance obligation; and (3) the timing of recognition of certain pricing discounts and credits.

The Company recorded a net increase to opening retained earnings of $17 million as of January 1, 2018, due to the cumulative impact of adopting this new guidance. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

The impact of the new revenue standard for the three months ended March 31, 2018, was a decrease in Revenue of $44 million, primarily as a result of recognizing postage receipts on a net basis, in the Company’s Condensed Consolidated Statements of Income (Loss). The impact of the new revenue standard, as of and for the period ended March 31, 2018, on the Company’s pre-tax income, Condensed Consolidated Balance Sheets and Statements of Cash Flows was not material.

Summary of Accounting Policy

Revenue recognition

The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately, versus together, may require significant judgment. For instance, the Company may contract for an implementation or development project and also provide services to operate the system which the Company implements or develops over a period of time; or the Company may contract to scan, manage and store customer documents. For these contracts, the Company accounts for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines standalone selling prices based on the prices charged to customers or using expected cost plus margin.

Conduent 2018 Q1 Form 10-Q

Once the Company determines the performance obligations, the Company estimates the amount of variable consideration, if any, to be included in determining the transaction price. The majority of the Company's contracts consist of fixed, variable consideration or both. Typical forms of variable consideration include variable pricing such as volume discounts, tiered and declining pricing, penalties for service level agreements, performance bonuses and credits. The Company includes variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. In order to determine the transaction price, the Company estimates the amount of variable consideration at the inception of the contract, either utilizing the expected value or the most likely amount method, depending on the facts and circumstances relative to the contract. The Company estimates variable consideration and performs a constraint analysis for these contracts on the basis of both historical information and current trends.

The Company’s performance obligations are generally transferred to customers over time. Typically, the Company’s contracts include performance obligation(s) to stand-ready on a daily or monthly basis to provide services to the customers. A time-elapsed output method is used to measure progress because the Company transfers control evenly by providing a stand-ready service. In limited circumstances, the Company also uses a cost-to-cost based input method. The Company has determined that the above methods provide a faithful depiction of the transfer of services to the customer.

Estimates of revenue expected to be recognized in future periods exclude unexercised customer options to purchase additional services that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for, in accordance with the new revenue standard, when the customer exercises its option to purchase additional goods or services. The Company recognizes revenue for non-refundable upfront implementation fees on a straight-line basis over the period between the initiation of the services through the end of the contract terms.

When more than one party is involved in providing services to a customer, the Company evaluates whether it is the principal, and reports revenue on a gross basis, or an agent, and reports revenue on a net basis. In this assessment, the Company considers the following: if it obtains control of the specified services before they are transferred to the customer; is primarily responsible for fulfillment and inventory risk; and has discretion in establishing price.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The primary revenue-based taxes are sales tax and value-added tax (VAT).

The Company's payment terms vary by type of services offered. The time between invoicing and when payment is due is not significant. For certain services and customer types, the Company requires payment before services are rendered.

From time to time, the Company's contracts are modified to account for additions or changes to existing performance obligations. The Company's contract modifications are generally accounted for prospectively.

Conduent 2018 Q1 Form 10-Q

Disaggregation of Revenue

The following table provides information about disaggregated revenue by major service line and timing of revenue recognition, as well as a reconciliation of the disaggregated revenue with reportable segments:

(in millions)	Three Months Ended March 31, 2018
Commercial Industries:
Digital interactions	$295
Customer experience	299
Human resource services	260
Total Commercial Industries	854
Public Sector:
Federal, state and local government	274
Payment services	84
Transportation services	200
Total Public Sector	558
Other:
Other	8
Total Other	8
Total Consolidated Revenue	$1,420
Timing of Revenue Recognition:
Point in time	$36
Over time	1,384
Total Revenue	$1,420

Refer to Note 3 – Segment Reporting for additional information on the Company's reportable segments.

The Company's contracts with customers are broadly similar in nature throughout the Company's major service lines. The following is a description of the Company's major service lines from which the Company generates revenue.

•	Digital Interactions: The Company leverages technology to assist its clients with transaction processing as well as providing platform solutions.

•
Customer Experience: The Company offers a range of services that help its clients support their end-users. This includes in-bound and out-bound call support spanning from simple customer care to complex technical support and patient assistance. The Company also provides multi-channel communication support (both print and digital) across a range of industries.

•
Human Resource Services: The Company helps its clients support their employees at all stages of employment from initial on-boarding through retirement as well as Health Savings Account (HSA) administration. The Company offers clients a range of customized advisory, technology and administrative services that improve the ability of employees to manage their benefits, professional development and retirement planning. Also, the Company assists its clients in Workers Compensation claims management.

•
Federal, State and Local Government: The Company's services include public assistance program administration such as child support, pension administration, records management, electronic benefits, eligibility and payment cards, unclaimed property, disease management and software offerings in support of federal, state and local government agencies.

•
Payment Services: The Company’s payment services include Prepaid Cards, Child Support disbursements and other government support programs, disbursement of electronic payments directly to end users, collections and transfer of payments.

Conduent 2018 Q1 Form 10-Q

•	Transportation Services: The transportation services the Company offers include support for electronic toll collection, public transit, parking, photo enforcement and commercial vehicle operations.

Contract Balances

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are the Company’s rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Contract assets are transferred to Accounts receivable when the rights become unconditional. Unearned income includes payments received in advance of performance under the contract, which are realized when the associated revenue is recognized under the contract.

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contract with customers:

(in millions)	March 31, 2018	January 1, 2018
Contract Assets (Unearned Income)
Current contract assets(1)	$163	$191
Long-term contract assets(2)	35	2
Current unearned income	(142)	(128)
Long-term unearned income(3)	(42)	(46)
Net Contract Assets (Unearned Income)	$14	$19
Accounts receivable, net	$1,026	$908
__________

(1)	Prior to the adoption of the new revenue standard, these amounts were recorded in Accounts receivable, net and represented unbilled amounts.

(2)	Presented in Other long-term assets in the Condensed Consolidated Balance Sheets

(3)	Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets

Revenue of $83 million was recognized during the three months ended March 31, 2018 related to the Company's unearned income at January 1, 2018. The Company had no asset impairment charges related to contract assets for the three months ended March 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2018, was approximately $2.4 billion. The Company expects to recognize approximately 40% and 23% of the remaining performance obligations through 2018 and 2019, respectively, with the remaining recognized thereafter.

Costs to Obtain and Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. The net book value of these costs, which were $29 million as of March 31, 2018, are included in Other current assets or Other long-term assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. These costs are amortized in Selling, general and administrative costs over the term of the contract or the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. These costs are periodically reviewed for impairment. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.

Conduent 2018 Q1 Form 10-Q

Also, the Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. The net book value of these costs, which comprise set-up/transition activities, were $68 million as of March 31, 2018, and are classified in Other current assets or Other long-term assets on the Condensed Consolidated Balance Sheets. Contract fulfillment costs are expensed to Cost of services as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.

The amount of amortization of cost incurred to obtain and fulfill a contract for the three months ended March 31, 2018, was $14 million.

Cash Flows: In November 2016, the FASB issued updated accounting guidance regarding the presentation of restricted cash in the Condensed Consolidated Statements of Cash Flows. Specifically, this update requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. The Company adopted this updated accounting guidance on January 1, 2018 using the retrospective method. The revision to prior year Condensed Consolidated Statements of Cash Flows from the adoption of this guidance was a reclassification in the Condensed Consolidated Statements of Cash Flows of $25 million of restricted cash to cash, cash equivalents and restricted cash.

New Accounting Standards To Be Adopted

Leases: In February 2016, the FASB updated the accounting guidance related to leases requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short term leases (lease term of 12 months or less). The accounting for lessors is largely unchanged. This updated guidance is effective for us beginning January 1, 2019. This guidance must be adopted using a modified retrospective approach through a cumulative-effect adjustment for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. While we are currently evaluating the impact on the Company's Consolidated Financial Statements, we do expect a material impact to the Consolidated Balance Sheets.

Note 3 – Segment Reporting

The Company's reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

Beginning in 2018, the Company moved the Health Enterprise business from the Other segment into the Public Sector segment. In addition, the Company moved the historical results of the divested businesses to the Other segment from both the Commercial Industries and the Public Sector segments. The prior periods presented have been revised to reflect these changes.

Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for the following two segments:

•	Commercial Industries

•	Public Sector

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

Public Sector: Our Public Sector segment provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance, program administration, transaction processing, Medicaid platform and payment services.

Other segment includes our Student Loan business, which is in run-off mode.

Conduent 2018 Q1 Form 10-Q

Selected financial information for our reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	Commercial Industries	Public Sector	Other	Total
2018
Revenue	$854	$558	$8	$1,420
Segment profit (loss)	$44	$65	$(4)	$105
Segment depreciation and amortization	$34	$22	$—	$56
Adjusted EBITDA	$78	$87	$(4)	$161

2017
Revenue	$895	$609	$49	$1,553
Segment profit (loss)	$26	$57	$3	$86
Segment depreciation and amortization	$36	$27	$1	$64
Adjusted EBITDA(1)	$62	$87	$4	$153
__________

(1)	2017 Adjusted EBITDA for Public Sector does not include $3 million of net NY MMIS and HE charge.

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2018	2017
Income (Loss) Before Income Taxes	$(54)	$(22)
Reconciling items:
Restructuring and related costs	20	18
Amortization of acquired intangible assets	61	61
Interest expense	33	36
Separation costs	—	5
(Gain) loss on divestitures and transaction costs	15	—
Litigation costs (recoveries), net	31	(11)
Other (income) expenses, net	(1)	(1)
Segment Pre-tax Income (Loss)	$105	$86
Segment depreciation and amortization	$56	$64
NY MMIS	—	8
HE charge	—	(5)
Adjusted EBITDA	$161	$153

Conduent 2018 Q1 Form 10-Q

Note 4 – Assets/Liabilities Held for Sale

As of March 31, 2018 and December 31, 2017, there were certain businesses that qualified as assets/liabilities held for sale due to plans for disposal through sale. These assets/liabilities held for sale include a mix of both Commercial Industries and Public Sector that represent businesses in markets or with services that the Company did not see as strategic or core. The following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale.

(in millions)	March 31, 2018	December 31, 2017
Accounts Receivable, net	$134	$160
Other current assets	42	41
Contract assets	5	—
Land, building and equipment, net	5	6
Product Software, net	4	3
Intangible assets, net	7	7
Goodwill	458	537
Other long-term assets	4	3
Total Assets held for sale	$659	$757

Accounts payable	$8	$9
Accrued compensation	16	20
Unearned revenue	24	30
Other current liabilities	71	53
Pension and other benefit obligations	48	50
Other long-term liabilities	6	7
Total Liabilities held for sale	$173	$169

Note 5 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in increased lease cancellation and other related costs. Management continues to evaluate the Company's business; therefore, in future years, there may be additional provisions for new plan initiatives, as well as changes in previously recorded estimates, as payments are made or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for those assets sold, abandoned or made obsolete as a result of these programs.

Costs associated with restructuring, including employee severance and lease termination costs, are generally recognized when it has been determined that a liability has been incurred, which is generally upon communication to the affected employees or exit from the leased facility. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize employee severance costs when they are both probable and reasonably estimable.

Conduent 2018 Q1 Form 10-Q

A summary of the Company's restructuring program activity during the three months ended March 31, 2018 was as follows:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2017	$14	$30	$44
Restructuring provision	17	7	24
Reversals of prior accruals	(3)	(2)	(5)
Total Net Current Period Charges	14	5	19
Payments against reserve and currency	(5)	(8)	(13)
Liabilities held for sale	—	1	1
Accrued Balance at March 31, 2018	$23	$28	$51

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2016	$15	$6	$21
Restructuring provision	11	3	14
Reversals of prior accruals	(1)	(1)	(2)
Total Net Current Period Charges	10	2	12
Payments against reserve and currency	(8)	(1)	(9)
Accrued Balance at March 31, 2017	$17	$7	$24

In addition, the Company recorded professional support costs associated with the strategic transformation program of $1 million and $6 million in Restructuring and related costs during the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
(in millions)	2018	2017
Commercial Industries	$15	$8
Public Sector	3	4
Other	1	—
Total Net Restructuring and Asset Impairment Charges	$19	$12

Note 6 - Debt

Long-term debt was as follows:

(in millions)	March 31, 2018	December 31, 2017
Term loan A due 2021	$728	$732
Term loan B due 2023	840	842
Senior notes due 2024	510	510
Capital lease obligations	28	33
Principal debt balance	2,106	2,117
Debt issuance costs and unamortized discounts	(53)	(56)
Less: current maturities	(81)	(82)
Total Long-term Debt	$1,972	$1,979

Conduent 2018 Q1 Form 10-Q

Note 7 – Financial Instruments

The Company is a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As a part of the Company's foreign exchange risk management strategy, the Company uses derivative instruments, primarily forward contracts, to hedge the funding of foreign entities which have a non-dollar functional currency, thereby reducing volatility of earnings or protecting fair values of assets and liabilities.

At March 31, 2018 and December 31, 2017, the Company had outstanding forward exchange contracts with gross notional values of approximately $137 million and $160 million, respectively. Approximately 61% of these contracts mature within three months, 15% in three to six months, 19% in six to 12 months and 5% in greater than 12 months. The majority of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

Note 8 – Fair Value of Financial Assets and Liabilities

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value base on the observability of significant inputs to the measurement. The levels of the fair value hierarchy are as follows:

Level 1: Fair value is determined using an unadjusted quoted price in an active market for identical assets or liabilities.

Level 2: Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3: Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities.

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2.

(in millions)	March 31, 2018	December 31, 2017
Assets:
Foreign exchange contract - forward	$1	$2
Total Assets	$1	$2
Liabilities:
Foreign exchange contracts - forwards	$1	$1
Deferred compensation plan liabilities(1)	92	99
Total Liabilities	$93	$100
_____________________________

(1)
In September 2017, the Company terminated the legacy deferred compensation plans (Plans) and the Company Owned Life Insurance (COLI), which held the Plans’ investments. The Company will make payments to Plan participants during the remainder of 2018.

Conduent 2018 Q1 Form 10-Q

Summary of Other Financial Assets and Liabilities Accounted at Fair Value on a Nonrecurring Basis

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	1,972	2,063	1,979	2,070

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments. The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

Note 9 – Employee Benefit Plans

The Company recognized an expense related to its defined contribution plans of $8 million and $10 million for the three months ended March 31, 2018 and 2017, respectively.

Note 10 - Accumulated Other Comprehensive Loss (AOCL)

AOCL is comprised of the following:

(in millions)	March 31, 2018	December 31, 2017
Cumulative currency translation adjustments	$(423)	$(437)
Other unrealized gains (losses), net	—	1
Benefit plans net actuarial losses and prior service credits	(58)	(58)
Total Accumulated Other Comprehensive Loss	$(481)	$(494)

Note 11 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of March 31, 2018. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the

Conduent 2018 Q1 Form 10-Q

final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed consolidated financial position or liquidity. As of March 31, 2018, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively, the "Xerox Defendants") violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Xerox Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of amounts paid for orthodontic treatment under the Texas Medicaid program for the period from approximately 2004 to 2012, three times the amount of the payments made as a result of the alleged unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The Xerox Defendants filed their Answer in June, 2014 denying all allegations. A trial date is schedule for November, 2018. During the first quarter of 2018, the State notified the Xerox Defendants in the litigation discovery process that its claim is in excess of two billion dollars based primarily on the assertion of treble damages and civil penalties per illegal act for almost two hundred thousand purported illegal acts. The Xerox Defendants will forcefully contest this assertion and continue to vigorously defend themselves in this matter. We are not able to determine or predict the ultimate outcome of this proceeding or to estimate any reasonably possible loss or range of losses, if any, in excess of the thirty-eight million dollars the Company has already accrued. In the course of litigation, the Company periodically engages in discussions with the State's counsel for possible resolution of the matter. Should developments cause a change in the Company's determination as to an unfavorable outcome, or result in a final adverse judgment or settlement for a significant amount, there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (“Buck”), a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (“StanCERA”). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court. This case has been stayed pending the outcome of parallel litigation the plaintiffs are pursuing against StanCERA. Buck will continue to aggressively defend these lawsuits. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any.

Conduent 2018 Q1 Form 10-Q

Conduent Business Services, LLC v. Cognizant Business Services, LLC:   On April 12, 2017, Conduent Business Services LLC (“Conduent”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between Conduent and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by Conduent through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to Conduent under Conduent’s contract with the New York Department of Health to provide a Medicaid Management Information Systems (the “NY MMIS Contract”). In the lawsuit, Conduent seeks damages in excess of one hundred fifty million dollars. During the first quarter of 2018, Conduent provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. Cognizant has asserted counterclaims against Conduent in the lawsuit seeking damages in excess of twenty-two million dollars. Conduent has responded to Cognizant’s counterclaims by denying the allegations. Conduent will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome.

Other Matters

On January 5, 2016, the Consumer Financial Protection Bureau (the "CFPB") notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. XES submitted its response to the NORA. The CFPB’s NORA stems from an inquiry that commenced in 2014 when XES received and responded to a CFPB Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the U.S. Department of Education and the CFPB certain adjustments of which it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB, the U.S. Department of Education, the U.S. Department of Justice, the New York Office of the Attorney General, the New York Department of Financial Services and the Massachusetts Office of the Attorney General began similar reviews. XES has cooperated and continues to fully cooperate with all regulatory agencies and resolved the Massachusetts Office of the Attorney General investigation in November 2016. Both as a result of these inquiries, its own reviews of operations and work performed by external auditors, XES has identified certain other operational issues requiring remediation, and this remediation work either has commenced or will commence shortly. As it continues to wind down its business and deconvert loans to other servicers, XES continues to review its operations to determine whether any additional remediation work is necessary. The Company cannot provide assurance that the CFPB or another regulator or party will not ultimately commence a legal action against XES in in which fines, penalties or other liabilities are sought from XES, nor is the Company able to predict the likely outcome of these investigations. The Company could in future periods incur judgments or enter into settlements to resolve these investigations and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Other Contingencies

Certain contracts, primarily in the Company's Public Sector segment, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2018, the Company had $590 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $340 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations.

Conduent 2018 Q1 Form 10-Q

In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Credit Facility) to allow it to respond to future requests for proposals that require such credit support. The Company has service arrangements where the Company services third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. The Company services these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by the Company to a third-party. At March 31, 2018, the Company serviced a FFEL portfolio of loans with an outstanding principal balance of approximately $4 billion. Some servicing agreements contain provisions that, under certain circumstances, require the Company to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by the Company's servicing error. If defaults caused by the Company are cured during an initial period, any obligation the Company may have to purchase these loans expires. Loans that the Company purchases may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. The Company evaluates its exposure under its purchase obligations on defaulted loans and establishes a reserve for potential losses. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2018, other current liabilities included reserves of approximately $2 million, which the Company believes to be adequate. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

Note 12 - Preferred Stock

Series A Preferred Stock

In December 2016, the Company issued 120 thousand shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 million and an initial fair value of $142 million. The convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 million per year). Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393 thousand shares (reflecting an initial conversion price of approximately $22.25 per share of common stock), subject to customary anti-dilution adjustments.

Note 13 – Shareholders’ Equity

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Conduent Shareholders' Equity
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$3,529
Comprehensive income (loss), net	—	—	(50)	13	(37)
Cash dividends paid - preferred stock	—	—	(2)	—	(2)
Cumulative impact of adopting the new revenue standard	—	—	17	—	17
Stock option and incentive plans, net	—	3	—	—	3
Balance at March 31, 2018	$2	$3,853	$136	$(481)	$3,510

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Conduent Shareholders' Equity
Balance at December 31, 2016	$2	$3,812	$—	$(526)	$3,288
Comprehensive income (loss), net	—	—	(6)	15	9
Cash dividends paid - preferred stock	—	—	(2)	—	(2)
Stock option and incentive plans, net	—	4	—	—	4
Balance at March 31, 2017	$2	$3,816	$(8)	$(511)	$3,299

Conduent 2018 Q1 Form 10-Q

Note 14 – Earnings per Share

We did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
(in millions, except per share data. Shares in thousands)	2018	2017
Basic Earnings (Loss) per Share:
Net income (loss) from continuing operations	$(50)	$(10)
Accrued dividends on preferred stock	(2)	(2)
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	(52)	(12)
Net income (loss) from discontinued operations	—	4
Adjusted Net Income (Loss) Available to Common Shareholders	$(52)	$(8)
Weighted average common shares outstanding	205,093	203,400

Basic Earnings (Loss) per Share:
Continuing operations	$(0.26)	$(0.06)
Discontinued operations	—	0.02
Basic Earnings (Loss) per Share	$(0.26)	$(0.04)

Diluted Earnings (Loss) per Share:
Net income (loss) from continuing operations	$(50)	$(10)
Accrued dividends on preferred stock	(2)	(2)
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	(52)	(12)
Net income (loss) from discontinued operations	—	4
Adjusted Net Income (Loss) Available to Common Shareholders	$(52)	$(8)
Weighted average common shares outstanding	205,093	203,400
Common shares issuable with respect to:
Stock options	—	—
Restricted stock and performance units / shares	—	—
8% Convertible preferred stock	—	—
Adjusted Weighted Average Common Shares Outstanding	205,093	203,400
Diluted Earnings (Loss) per Share:
Continuing operations	$(0.26)	$(0.06)
Discontinued operations	—	0.02
Diluted Earnings (Loss) per Share	$(0.26)	$(0.04)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	317	665
Restricted stock and performance shares	5,527	4,916
Convertible preferred stock	5,393	5,393
Total Anti-Dilutive Securities	11,237	10,974

Note 15 – Subsequent Event

In April 2018, the Company announced that it has entered into two binding agreements (subject to regulatory approval) to sell (1) its off-street Parking business, including the Multipark System in France and the United Kingdom (U.K.), along with its U.S. Airport Parking business and (2) its U.S. Human Resource Consulting and Actuarial business and the Human Resource Consulting and Outsourcing business located in Canada and the U.K. The revenues generated from these businesses in 2017 were $321 million.

Conduent 2018 Q1 Form 10-Q

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

Overview

We are a leading provider of digital business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience. Our strategy is to drive portfolio focus, operational discipline sales and delivery excellence and innovation, complemented by tightly aligned investments. Headquartered in Florham Park, New Jersey, we have a team of approximately 85,000 people as of March 31, 2018, who serves customers in 28 countries.

Financial Review of Operations

	Three Months Ended March 31,		2018 vs. 2017
(in millions)	2018	2017	$ Change	% Change
Revenue	$1,420	$1,553	$(133)	(9)%
Cost of services	1,168	1,294	(126)	(10)%
Gross Margin	252	259	(7)	(3)%

Operating Costs and Expenses
Research and development	2	4	(2)	(50)%
Selling, general and administrative	145	169	(24)	(14)%
Restructuring and related costs	20	18	2	11%
Amortization of acquired intangible assets	61	61	—	—%
Separation costs	—	5	(5)	(100)%
Interest expense	33	36	(3)	(8)%
(Gain) loss on divestitures and transaction costs	15	—	15	100%
Litigation costs (recoveries), net	31	(11)	42	(382)%
Other (income) expenses, net	(1)	(1)	—	—%
Total Operating Costs and Expenses	306	281	25	9%

Income (Loss) Before Income Taxes	(54)	(22)	(32)	145%
Income tax expense (benefit)	(4)	(12)	8	(67)%
Income (Loss) From Continuing Operations	$(50)	$(10)	$(40)	400%

Conduent 2018 Q1 Form 10-Q

Revenue

Revenue for the three months ended March 31, 2018 decreased, compared to the prior year period, mainly due to the impact from adopting Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers" referred to herein as "new revenue standard", divestitures completed in 2017, strategic decisions by management as part of our portfolio rationalization, including exiting certain unprofitable contracts and contract losses. Partially offsetting these declines were increases from the ramp of new business and certain price increases as a result of contract remediation.

Cost of Services

Cost of services for the three months ended March 31, 2018 decreased, compared to the prior year period, primarily due to cost transformation, lost business, strategic contract actions taken by management as part of portfolio management, lower volumes and divestitures completed in 2017.

Gross Margin

Decrease in gross margin for the three months ended March 31, 2018, compared to the prior year period, was driven primarily by contract losses and lower volumes with existing clients. These were partially offset by the impact of cost and productivity improvements, including benefits from our strategic transformation program and exiting or remediating certain underperforming contracts.

Selling, General and Administrative (SG&A)

Lower SG&A for the three months ended March 31, 2018, compared to the prior year period, reflected the impact of our strategic transformation initiatives on corporate and other general and administrative spend, partially offset by the expansion and investment in our sales force.

Restructuring and Related Costs

Restructuring and related costs for the three months ended March 31, 2018, include $5 million of lease cancellation costs as part of our effort to consolidate our real estate footprint and $14 million of severance costs due to headcount reductions of approximately 740 employees worldwide.

Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

(Gain) Loss on Divestitures and Transaction Costs

Increase in loss for the three months ended March 31, 2018, compared to the prior year period, was driven primarily by transaction costs.

Litigation Costs (Recoveries), Net

Increase in net litigation costs was primarily due to reserves for certain terminated contracts that are subject to litigation.

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

Conduent 2018 Q1 Form 10-Q

The effective tax rate for the three months ended March 31, 2018 was 7.4%, compared with 54.5% for the three months ended March 31, 2017. The March 31, 2018 rate was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income and the impact of Global Intangible Low Tax Income and Base Erosion Anti-Abuse Tax (BEAT), which reduced the tax benefit on the worldwide loss.

The effective tax rate for the three months ended March 31, 2017 was higher than the statutory tax rate of 35%, primarily due to U.S. losses from amortization and restructuring that were taxed at a higher rate than our pre-tax income from foreign operations.

Excluding charges for amortization of intangible assets, restructuring and divestiture related costs and the impact of BEAT, the normalized effective tax rate for the three months ended March 31, 2018 was 34.7%. The normalized effective tax rate was 34% for the three months ended March 31, 2017, predominately from the exclusion of amortization of intangible assets and restructuring costs.

Operations Review of Segment Revenue and Profit

Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

Beginning in 2018, the Company moved the Health Enterprise business from Other segment into Public Sector segment. In addition, the Company moved the divested businesses' historical results to Other segment from both the Commercial Industries and the Public Sector segments.

Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for the following two segments:

•	Commercial Industries, and

•	Public Sector.

Other segment includes our Student Loan business, which is in run-off mode, and divested businesses in 2017.

Revenues by segment were:

(in millions)	Commercial Industries	Public Sector	Other	Total
Three Months Ended March 31, 2018
Total Revenue	$854	$558	$8	$1,420
Profit (Loss)	$44	$65	$(4)	$105
Adjusted EBITDA(1)	$78	$87	$(4)	$161

% of Total Revenue	60.1%	39.3%	0.6%	100.0%
Adjusted EBITDA Margin(1)	9.1%	15.6%	(50.0)%	11.3%

Three Months Ended March 31, 2017
Total Revenue	$895	$609	$49	$1,553
Profit (Loss)	$26	$57	$3	$86
Adjusted EBITDA(1)	$62	$87	$4	$153

% of Total Revenue	57.6%	39.2%	3.2%	100.0%
Adjusted EBITDA Margin(1)	6.9%	14.3%	8.2%	9.9%
_______________

(1)	Refer to the reconciliations table in the "Non-GAAP Financial Measures" section.

Conduent 2018 Q1 Form 10-Q

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three months ended March 31, 2018 decreased compared to prior year period, primarily driven by strategic contract actions and the impact of the new revenue standard, partially offset by revenue from new contracts and price increases from existing accounts.

Segment Profit and Adjusted EBITDA

Increase in the Commercial Industries segment profit and adjusted EBITDA margin for the three months ended March 31, 2018, compared to prior year period, was mainly driven by benefits from our strategic transformation cost initiatives and from new business, partially offset by the overall revenue decline from existing clients and investments, primarily in technology and sales force.

Public Sector Segment

Revenue

Public Sector revenue for the three months ended March 31, 2018, decreased compared to prior year period, primarily driven by strategic contract actions and the impact of the new revenue standard, contract losses and lower volumes, partially offset by certain price increases as a result of contract remediation.

Segment Profit and Adjusted EBITDA

Increase in the Public Sector segment profit and adjusted EBITDA margin for the three months ended March 31, 2018, compared to prior year period, were mainly driven by benefits from our strategic transformation cost initiatives and contract remediation, partially offset by the overall revenue decline from existing clients and investment, primarily in technology and sales force.

Other Segment

Revenue

Other revenue for the three months ended March 31, 2018 decreased compared to prior year period, driven mainly by the divestitures completed in 2017 and the run-off of our Student Loan business.

Segment Profit (Loss) and Adjusted EBITDA

Other segment loss and adjusted EBITDA for the three months ended March 31, 2018 were primarily due to divestitures completed in 2017 and the run-off of our Student Loan business.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts. The amounts in the following table reflect the impact of our adoption of the new revenue recognition standard on January 1, 2018. Refer to Note 2 – Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements for further discussion of the estimated impact of the adoption of this standard.

Conduent 2018 Q1 Form 10-Q

Signings for the three months ended March 31, were:

	Three Months Ended March 31,		2018 vs. 2017
(in millions)	2018	2017	$ Change	% Change
New business TCV	$406	$530	$(124)	(23)%
Renewals TCV	1,022	401	621	155%
Total Signings	$1,428	$931	$497	53%

Annual recurring revenue signings	$93	$143	$(50)	(35)%
Non-recurring revenue signings	$63	$92	$(29)	(32)%

Signings for the three months ended March 31, 2018 increased, compared to the prior year, mainly due to increased renewal activities, partially offset by new business signings decline.

Renewal Rate

Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.

Excluding our strategic decision not to renew certain contracts, renewal rate for three months ended March 31, 2018 was 94%.

Capital Resources and Liquidity

As of March 31, 2018 and December 31, 2017, total cash and cash equivalents were $553 million and $658 million, respectively. As of March 31, 2018, there were $1.6 billion outstanding borrowings under our Credit Agreement.

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2018	2017	Better (Worse)
Net cash provided by (used in) operating activities	$(38)	$(107)	$69
Net cash provided by (used in) investing activities	(39)	(25)	(14)
Net cash provided by (used in) financing activities	(27)	(6)	(21)

Operating activities: The increase in cash generated from operating activities was primarily attributable to improvements in working capital and lower Health Enterprise wind-down payments, partially offset by payments for prepaid software licenses.

Investing activities: The increase in cash used in investing activities was primarily due to increased spending for capital expenditures.

Financing activities: The increase in cash used from financing activities was related to net debt repayments.

Conduent 2018 Q1 Form 10-Q

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

Recent market events have not caused us to materially modify nor change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 7 – Financial Instruments in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

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

These reconciliations also include the income tax effects of our non-GAAP performance measures in total, to the extent applicable. The income tax effects are calculated under the same accounting principles as applied to our reported pre-tax performance measures under ASC 740, which employs an annual effective tax rate method to the results including an adjustment for estimated BEAT. The income tax effect for our non-GAAP performance measures is effectively the difference in income taxes for reported and adjusted pre-tax income calculated under the annual effective tax rate method. The tax effect of the non-GAAP adjustments was calculated based upon evaluation of the statutory tax treatment and the applicable statutory tax rate in the jurisdictions in which such charges were incurred.

Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate

We made adjustments to Income (Loss) before Income Taxes for the following items for the purpose of calculating Adjusted Net Income (Loss), Adjusted Earnings per Share and Adjusted Effective Tax Rate:

•
Amortization of acquired intangible assets. The amortization of acquired intangible assets is driven by acquisition activity, which can vary in size, nature and timing as compared to other companies within our industry and from period to period.

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

Conduent 2018 Q1 Form 10-Q

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

•	(Gain) loss on divestitures and transaction costs.

•	Litigation costs (recoveries), net.

•	Other (income) expenses, net. Other (income) expenses, net includes currency (gains) losses, net and all other (income) expenses, net.

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

Consolidated Adjusted EBITDA and EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA Margin as additional way of assessing certain aspects of our operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our on-going business. Adjusted EBITDA represents income (loss) before interest, income taxes, depreciation and amortization adjusted for the following items:

•	Restructuring and related costs.

•	Amortization of acquired intangible assets.

•	Interest expense. Interest expense includes interest on long-term debt and amortization of debt issuance costs.

•	Separation costs.

•	(Gain) loss on divestitures and transaction costs.

•	Litigation costs (recoveries), net.

•	Other (income) expenses, net.

•	NY MMIS.

•	HE charge.

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

Conduent 2018 Q1 Form 10-Q

Net Income (Loss) and EPS Reconciliation:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(in millions; except per share amounts and share amounts in thousands)	Net Income (Loss)	EPS	Net Income (Loss)	EPS
Income (Loss) from Continuing Operations	$(50)	$(0.26)	$(10)	$(0.06)
Adjustments:
Amortization of acquired intangible assets	61		61
NY MMIS	—		8
Restructuring and related costs	20		18
HE charge	—		(5)
Separation costs	—		5
(Gain) loss on divestitures and transaction costs	15		—
Litigation costs (recoveries), net	31		(11)
Other (income) expenses, net	(1)		(1)
Less: Income tax adjustments(1)	(29)		(30)
Adjusted Net Income (Loss) and EPS	$47	$0.22	$35	$0.16

(GAAP Shares in thousands)
Weighted average common shares outstanding		205,093		203,400
Stock options		—		—
Restricted stock and performance units / shares		—		—
Adjusted Weighted Average Shares Outstanding(2)		205,093		203,400
(Non-GAAP Shares in thousands)
Weighted average common shares outstanding		205,093		203,400
Stock options		143		230
Restricted stock and performance shares		2,773		2,152
Adjusted Weighted Average Shares Outstanding(2)		208,009		205,782
 ___________

(1)	Reflects the income tax (expense) benefit of the adjustments. Refer to Effective Tax Rate reconciliation below for details.

(2)
Average shares for the 2018 and 2017 calculation of adjusted EPS excludes 5 million shares associated with our Series A convertible preferred stock and includes the impact of the preferred stock dividend of $2.4 million for both of the three months ended March 31, 2018 and 2017.

Effective Tax Rate Reconciliation:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(in millions)	Pre-Tax Income (loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income (loss)	Income Tax (Benefit) Expense	Effective Tax Rate
As Reported from Continuing Operations	$(54)	$(4)	7.4%	$(22)	$(12)	54.5%
Non-GAAP adjustments(1)	126	29		75	30
Adjusted(2)	$72	$25	34.7%	$53	$18	34.0%
__________

(1)	Refer to Net Income (Loss) reconciliation for details of non-GAAP adjustments.

(2)
The tax impact of Adjusted Pre-tax income (Loss) from continuing operations is calculated under the same accounting principles applied to the 'As Reported' pre-tax income (loss), which employs an annual effective tax rate method to the results including an adjustment for estimated BEAT.

Conduent 2018 Q1 Form 10-Q

Profit / Adjusted EBITDA / Adjusted EBITDA Margin Reconciliations:

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2018	2017
Consolidated Income (Loss) Before Income Taxes	$(54)	$(22)
Reconciling items:
Restructuring and related costs	20	18
Amortization of acquired intangible assets	61	61
Interest expense	33	36
Separation costs	—	5
(Gain) loss on divestitures and transaction costs	15	—
Litigation costs (recoveries), net	31	(11)
Other (income) expenses, net	(1)	(1)
Segment Pre-tax Income (Loss)	$105	$86
Segment depreciation and amortization	$56	$64
NY MMIS	—	8
HE charge	—	(5)
Adjusted EBITDA	$161	$153
Consolidated Revenue	$1,420	$1,553
Adjusted EBITDA Margin	11.3%	9.9%

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the “Market Risk Management” section in Item 2 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

Conduent 2018 Q1 Form 10-Q

ITEM 1A — RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2017 Annual Report. There have been no material changes to our risk factors as previously reported in our 2017 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2018

During the quarter ended March 31, 2018, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2018

None.

Conduent 2018 Q1 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

10.6(a)(vii)	Form of Restricted Stock Unit Award Agreement 2018 under the PIP Severance Plan, dated as of October 1, 2017.

10.6(a)(viii)	Form of Performance Stock Unit Award Agreement 2018 under the PIP Severance Plan, dated as of October 1, 2017.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent 2018 Q1 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ ALLAN COHEN
Allan Cohen Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 9, 2018

Conduent 2018 Q1 Form 10-Q