Form 10-Q
period 2018-06-30
CONDUENT Inc
filed 2018-08-08
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at July 31, 2018
Common Stock, $0.01 par value	211,173,496

Conduent Q2 2018 Form 10-Q
1

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that could cause actual results to differ materially. Such factors include, but are not limited to: termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information, and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as well as in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Conduent Q2 2018 Form 10-Q

CONDUENT INCORPORATED
FORM 10-Q
June 30, 2018

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Conduent Q2 2018 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenue	$1,387	$1,496	$2,807	$3,049
Cost of Services	1,125	1,253	2,293	2,547
Gross Margin	262	243	514	502

Operating Costs and Expenses
Research and development	3	3	5	7
Selling, general and administrative	149	153	294	322
Restructuring and related costs	17	36	37	54
Amortization of acquired intangible assets	60	61	121	122
Interest expense	37	34	70	70
Separation costs	—	1	—	6
(Gain) loss on divestitures and transaction costs	(60)	(25)	(45)	(25)
Litigation costs (recoveries), net	4	(9)	35	(20)
Other (income) expenses, net	(2)	—	(3)	(1)
Total Operating Costs and Expenses	208	254	514	535

Income (Loss) Before Income Taxes	54	(11)	—	(33)

Income tax expense (benefit)	43	(7)	39	(19)
Income (Loss) From Continuing Operations	11	(4)	(39)	(14)

Income (loss) from discontinued operations, net of tax	—	—	—	4
Net Income (Loss)	$11	$(4)	$(39)	$(10)

Basic Earnings (Loss) per Share:
Continuing operations	$0.05	$(0.03)	$(0.21)	$(0.09)
Discontinued operations	—	—	—	0.02
Total Basic Earnings (Loss) per Share	$0.05	$(0.03)	$(0.21)	$(0.07)

Diluted Earnings (Loss) per Share:
Continuing operations	$0.04	$(0.03)	$(0.21)	$(0.09)
Discontinued operations	—	—	—	0.02
Total Diluted Earnings (Loss) per Share	$0.04	$(0.03)	$(0.21)	$(0.07)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Q2 2018 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net Income (Loss)	$11	$(4)	$(39)	$(10)
Other Comprehensive Income (Loss), Net
Currency translation adjustments, net	(32)	14	(23)	26
Reclassification of currency translation adjustments on divestitures	—	—	5	—
Unrecognized gains (loss), net	(2)	—	(3)	2
Changes in benefit plans, net	3	(1)	3	—
Other Comprehensive Income (Loss), Net	(31)	13	(18)	28

Comprehensive Income (Loss), Net	$(20)	$9	$(57)	$18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Q2 2018 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$993	$658
Accounts receivable, net	930	1,114
Assets held for sale	316	757
Contract assets	193	—
Other current assets	229	181
Total current assets	2,661	2,710
Land, buildings and equipment, net	276	257
Intangible assets, net	771	891
Goodwill	3,424	3,366
Other long-term assets	304	324
Total Assets	$7,436	$7,548
Liabilities and Equity
Short-term debt and current portion of long-term debt	$43	$82
Accounts payable	158	138
Accrued compensation and benefits costs	297	335
Unearned income	129	151
Liabilities held for sale	119	169
Other current liabilities	567	493
Total current liabilities	1,313	1,368
Long-term debt	2,001	1,979
Deferred taxes	346	384
Other long-term liabilities	135	146
Total Liabilities	3,795	3,877

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,865	3,850
Retained earnings (deficit)	144	171
Accumulated other comprehensive loss	(512)	(494)
Total Equity	3,499	3,529
Total Liabilities and Equity	$7,436	$7,548

Shares of common stock issued and outstanding	210,528	210,440
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Q2 2018 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$11	$(4)	$(39)	$(10)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	117	130	234	255
Deferred income taxes	(39)	(25)	(47)	(31)
(Gain) loss from investments	—	(4)	(1)	(7)
Amortization of debt financing costs	6	2	8	4
(Gain) loss on divestitures and transaction costs	(60)	(25)	(45)	(32)
Stock-based compensation	12	12	19	18
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	89	40	14	(70)
(Increase) decrease in other current and long-term assets	(46)	(13)	(95)	(47)
Increase (decrease) in accounts payable and accrued compensation	15	(36)	(25)	(85)
Increase (decrease) in restructuring liabilities	(3)	21	4	24
Increase (decrease) in other current and long-term liabilities	(54)	(37)	(11)	(54)
Net change in income tax assets and liabilities	53	7	48	(2)
Other operating, net	(3)	(1)	(4)	(3)
Net cash provided by (used in) operating activities	98	67	60	(40)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(43)	(20)	(76)	(37)
Proceeds from sale of land, buildings and equipment	12	33	12	33
Cost of additions to internal use software	(8)	(7)	(14)	(15)
Proceeds (payments) from sale (purchase) of businesses	400	—	400	—
Net cash provided by (used in) investing activities	361	6	322	(19)
Cash Flows from Financing Activities:
Proceeds on long-term debt	—	—	—	306
Debt issuance fee payments	(3)	(8)	(3)	(9)
Payments on debt	(8)	(9)	(29)	(153)
Net (payments to) transfer from former parent company	—	—	—	(161)
Issuance of common stock related to employee stock plans	1	—	(3)	(2)
Dividends paid on preferred stock	(3)	(3)	(5)	(5)
Other financing	—	1	—	(1)
Net cash provided by (used in) financing activities	(13)	(19)	(40)	(25)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—	(6)	2
Increase (decrease) in cash, cash equivalents and restricted cash	440	54	336	(82)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period(1)	563	280	667	416
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$1,003	$334	$1,003	$334
 ___________

(1)
Includes approximately $10 million and $25 million of restricted cash as of June 30, 2018 and 2017, respectively, that were included in Other current assets on the Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Q2 2018 Form 10-Q

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

Conduent Q2 2018 Form 10-Q

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

The impact of the new revenue standard for the three and six months ended June 30, 2018, was a decrease in Revenue of $32 million and $76 million, respectively, primarily as a result of recognizing postage receipts on a net basis, in the Company’s Condensed Consolidated Statements of Income (Loss). The impact of the new revenue standard, as of and for the periods ended June 30, 2018, on the Company’s pre-tax income, Condensed Consolidated Balance Sheets and Statements of Cash Flows was not material.

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

Conduent Q2 2018 Form 10-Q

Once the Company determines the performance obligations, the Company estimates the amount of variable consideration, if any, to be included in determining the transaction price. The majority of the Company's contracts consist of fixed consideration, variable consideration or both. Typical forms of variable consideration include variable pricing such as volume discounts, tiered and declining pricing, penalties for service level agreements, performance bonuses and credits. The Company includes variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. In order to determine the transaction price, the Company estimates the amount of variable consideration at the inception of the contract, either utilizing the expected value or the most likely amount method, depending on the facts and circumstances relative to the contract. The Company estimates variable consideration and performs a constraint analysis for these contracts on the basis of both historical information and current trends.

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

Conduent Q2 2018 Form 10-Q

Disaggregation of Revenue

During the second quarter, the Company changed how it presents the disaggregated revenue by major service line to reflect the core businesses separate from the non-core businesses. This change had no impact on disaggregated revenue by reportable segment or the timing of revenue recognition.

The following table provides information about disaggregated revenue by major service line, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segments. Refer to Note 3 – Segment Reporting for additional information on the Company's reportable segments.

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Commercial Industries:
Omni-channel communications	$199	$418
Human resource services	186	373
Industry services	240	490
Non-core	183	381
Total Commercial Industries	808	1,662
Public Sector:
Government services and health	338	670
Transportation services	181	357
Non-core	55	105
Total Public Sector	574	1,132
Other:
Education	5	13
Total Other	5	13
Total Consolidated Revenue	$1,387	$2,807

Timing of Revenue Recognition:
Point in time	$34	$70
Over time	1,353	2,737
Total Revenue	$1,387	$2,807

The Company's contracts with customers are broadly similar in nature throughout the Company's major service lines. The following is a description of the Company's major service lines from which the Company generates revenue.

•
Omni-Channel Communications: The Company offers a range of services that help its clients support their end-users. This includes in-bound and out-bound call support for both simple and complex transactions, technical support and patient assistance. The Company also provides multi-channel communication support (both print and digital) across a range of industries.

•
Human Resource Services: The Company helps its clients support their employees at all stages of employment from initial on-boarding through retirement as well as health savings account (HSA) administration. The Company offers clients a range of customized advisory, technology and administrative services that improve the ability of employees to manage their benefits, professional development and retirement planning. Also, the Company assists its clients with workers' compensation claims management.

•
Industry Services: The Company leverages technology to assist its clients with transaction processing as well as providing platform solutions. This includes offerings such as finance and accounting, transaction processing, learnings, legal and payment integrity services, among others.

•
Non-Core Commercial: This represents certain human resource services and customer experience businesses that are considered non-core and therefore are expected to be sold to allow management to increase its focus on the businesses for which we believe we have a competitive advantage. Certain of these businesses are included in Assets/liabilities held for sale.

Conduent Q2 2018 Form 10-Q

•
Government Services and Health: The Company's services include public assistance program administration such as child support, pension administration, records management, electronic benefits, eligibility and payment cards, unclaimed property, disease management and software offerings in support of federal, state and local government agencies. The Company also provides payment services, which include prepaid cards, child support disbursements and other government support programs, disbursement of electronic payments directly to end users, collections and transfer of payments.

•	Transportation Services: The Company's services include support for electronic toll collection, public transit, parking and photo enforcement.

•
Non-Core Public: This represents certain transportation and state and local businesses that are considered non-core and therefore are expected to be sold to allow management to increase its focus on the businesses for which we believe we have a competitive advantage.

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

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	June 30, 2018	January 1, 2018
Contract Assets (Unearned Income)
Current contract assets(1)	$193	$191
Long-term contract assets(2)	13	2
Current unearned income	(129)	(128)
Long-term unearned income(3)	(39)	(46)
Net Contract Assets (Unearned Income)	$38	$19
Accounts receivable, net	$930	$908
__________

(1)	Prior to the adoption of the new revenue standard, these amounts were recorded in Accounts receivable, net and represented unbilled amounts.

(2)	Presented in Other long-term assets in the Condensed Consolidated Balance Sheets

(3)	Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets

Revenues of $98 million and $181 million were recognized during the three and six months ended June 30, 2018, respectively, related to the Company's unearned income at January 1, 2018. The Company had no asset impairment charges related to contract assets for the three and six months ended June 30, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2018, was approximately $2.4 billion. The Company expects to recognize approximately 66% of the revenues over the next two years and the remainder thereafter.

Conduent Q2 2018 Form 10-Q

Costs to Obtain and Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. The net book value of these costs, which was $28 million as of June 30, 2018, are included in Other current assets or Other long-term assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. These costs are amortized in Selling, general and administrative costs over the term of the contract or the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. These costs are periodically reviewed for impairment. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.

Also, the Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. The net book value of these costs, which comprise set-up/transition activities, was $58 million as of June 30, 2018, and are classified in Other current assets or Other long-term assets on the Condensed Consolidated Balance Sheets. Contract fulfillment costs are expensed to Cost of services as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.

The amounts of amortization of cost incurred to obtain and fulfill a contract for the three and six months ended June 30, 2018, were $13 million and $27 million, respectively.

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

Credit Losses: In June 2016, the FASB updated the accounting guidance related to measurement of credit losses on financial instruments, which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. This updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact on the Company's Consolidated Financial Statements.

Conduent Q2 2018 Form 10-Q

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

Commercial Industries: Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, we deliver end-to-end business-to-business and business-to-customer services that enable our clients to optimize their key processes. Our multi-industry competencies include omni-channel communications, human resource management and finance and accounting services.

Public Sector: Our Public Sector segment provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance, program administration, transaction processing, Medicaid platform and payment services.

Other segment includes businesses divested in 2017 and our Student Loan business, which is in run-off mode. The Company expects to exit the Student Loan business in the third quarter of 2018. In the third quarter of 2018 and beyond, any remaining costs for Student Loans will be reflected in Other (income) expenses, net.

Conduent Q2 2018 Form 10-Q

Selected financial information for our reportable segments is as follows:

	Three Months Ended June 30,
(in millions)	Commercial Industries	Public Sector	Other	Total
2018
Revenue	$808	$574	$5	$1,387
Segment profit (loss)	$47	$68	$(5)	$110
Segment depreciation and amortization	$33	$24	$—	$57
Adjusted EBITDA(1)	$80	$91	$(5)	$166

2017
Revenue	$856	$598	$42	$1,496
Segment profit (loss)	$33	$52	$2	$87
Segment depreciation and amortization	$38	$29	$2	$69
Adjusted EBITDA(2)	$71	$82	$4	$157

	Six Months Ended June 30,
(in millions)	Commercial Industries	Public Sector	Other	Total
2018
Revenue	$1,662	$1,132	$13	$2,807
Segment profit (loss)	$91	$133	$(9)	$215
Segment depreciation and amortization	$67	$46	$—	$113
Adjusted EBITDA(1)	$158	$178	$(9)	$327

2017
Revenue	$1,751	$1,207	$91	$3,049
Segment profit (loss)	$59	$109	$5	$173
Segment depreciation and amortization	$74	$56	$3	$133
Adjusted EBITDA(2)	$133	$169	$8	$310
__________

(1)	2018 Adjusted EBITDA for Public Sector does not include $1 million of NY MMIS settlement for the three and six months, respectively.

(2)	2017 Adjusted EBITDA for Public Sector does not include $1 million and $4 million of net NY MMIS and HE charge for the three and six months, respectively.

Conduent Q2 2018 Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2018	2017	2018	2017
Income (Loss) Before Income Taxes	$54	$(11)	$—	$(33)
Reconciling items:
Restructuring and related costs	17	36	37	54
Amortization of acquired intangible assets	60	61	121	122
Separation costs	—	1	—	6
Interest expense	37	34	70	70
(Gain) loss on divestitures and transaction costs	(60)	(25)	(45)	(25)
Litigation costs (recoveries), net	4	(9)	35	(20)
Other (income) expenses, net	(2)	—	(3)	(1)
Segment Pre-tax Income (Loss)	$110	$87	$215	$173
Segment depreciation and amortization	$57	$69	$113	$133
NY MMIS	(1)	1	(1)	9
HE charge	—	—	—	(5)
Adjusted EBITDA	$166	$157	$327	$310

Note 4 – Assets/Liabilities Held for Sale

As of June 30, 2018 and December 31, 2017, there were certain businesses that qualified as assets/liabilities held for sale due to plans for disposal through sale. These assets/liabilities held for sale include a mix of both Commercial Industries and Public Sector that represent businesses in markets or with services that the Company did not see as strategic or core. The following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale.

(in millions)	June 30, 2018	December 31, 2017
Accounts Receivable, net	$89	$160
Other current assets	12	41
Contract assets	4	—
Land, building and equipment, net	4	6
Product Software, net	5	3
Intangible assets, net	6	7
Goodwill	186	537
Other long-term assets	10	3
Total Assets held for sale	$316	$757

Accounts payable	$3	$9
Accrued compensation	16	20
Unearned revenue	25	30
Other current liabilities	21	53
Pension and other benefit obligations	49	50
Other long-term liabilities	5	7
Total Liabilities held for sale	$119	$169

In June 2018, the Company completed the sale of its Commercial Vehicle Operations business to Alinda Capital Partners. The aggregate proceeds from this divestiture was $400 million in cash and the transaction generated a pre-tax gain of $74 million. The revenue generated from this business was $33 million for the six months ended June 30, 2018 and $66 million for the year ended December 31, 2017.

Conduent Q2 2018 Form 10-Q

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

A summary of the Company's restructuring program activity during the six months ended June 30, 2018 and 2017 was as follows:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2017	$14	$30	$44
Restructuring provision	21	17	38
Adjustments to prior accruals	(2)	—	(2)
Total Net Current Period Charges	19	17	36
Payments against reserve and currency	(19)	(16)	(35)
Liabilities held for sale	—	3	3
Accrued Balance at June 30, 2018	$14	$34	$48

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2016	$15	$6	$21
Restructuring provision	28	17	45
Adjustments to prior accruals	1	—	1
Total Net Current Period Charges	29	17	46
Payments against reserve and currency	(19)	(6)	(25)
Accrued Balance at June 30, 2017	$25	$17	$42

In addition, the Company recorded professional support costs associated with the strategic transformation program in Restructuring and related costs of $1 million and $8 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Commercial Industries	$12	$22	$27	$31
Public Sector	5	11	8	14
Other	—	1	1	1
Total Net Restructuring Charges	$17	$34	$36	$46

Conduent Q2 2018 Form 10-Q

Note 6 – Debt

Long-term debt was as follows:

(in millions)	June 30, 2018	December 31, 2017
Term loan A due 2022	$709	$732
Term loan B due 2023	837	842
Senior notes due 2024	510	510
Capital lease obligations	36	33
Principal debt balance	2,092	2,117
Debt issuance costs and unamortized discounts	(48)	(56)
Less: current maturities	(43)	(82)
Total Long-term Debt	$2,001	$1,979

Loans Repricing

On June 28, 2018, the Company entered into Amendment No. 3 (Amendment) to the December 7, 2016 Credit Agreement, which (i) extended the revolving credit maturity from December 7, 2021 to December 7, 2022 and reduced the interest rate on the revolving credit by 0.5% from 2.25% over LIBOR to 1.75% over LIBOR; (ii) extended the maturity date of the Term A Loans from December 7, 2021 to December 7, 2022 and reduced the interest rate by 0.5% from 2.25% over LIBOR to 1.75% over LIBOR, and (iii) reduced the interest rate on the Term B Loans by 0.5% from 3.0% over LIBOR to 2.5% over LIBOR. These transactions resulted in a write-off of unamortized discount and issuance costs of $3 million.

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

At June 30, 2018 and December 31, 2017, the Company had outstanding forward exchange contracts with gross notional values of approximately $136 million and $160 million, respectively. Approximately 60% of these contracts mature within three months, 15% in three to six months, 19% in six to twelve months and 6% in greater than twelve months. The majority of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

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

Conduent Q2 2018 Form 10-Q

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2.

(in millions)	June 30, 2018	December 31, 2017
Assets:
Foreign exchange contract - forward	$—	$2
Total Assets	$—	$2
Liabilities:
Foreign exchange contracts - forwards	$3	$1
Deferred compensation plan liabilities(1)	90	99
Total Liabilities	$93	$100
___________

(1)
In September 2017, the Company terminated the legacy deferred compensation plans (Plans) and the Company Owned Life Insurance (COLI), which held the Plans’ investments. The Company will make payments to Plan participants during the remainder of 2018.

Summary of Other Financial Assets and Liabilities Accounted at Fair Value on a Nonrecurring Basis

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	2,001	2,100	1,979	2,070

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments. The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

Note 9 – Employee Benefit Plans

The Company recognized an expense related to its defined contribution plans of $7 million and $9 million for the three months ended June 30, 2018 and 2017, respectively, and $16 million and $19 million for the six months ended June 30, 2018 and 2017, respectively.

Note 10 – Accumulated Other Comprehensive Loss (AOCL)

AOCL is comprised of the following:

(in millions)	June 30, 2018	December 31, 2017
Cumulative currency translation adjustments	$(455)	$(437)
Other unrealized gains (losses), net	(2)	1
Benefit plans net actuarial losses and prior service credits	(55)	(58)
Total Accumulated Other Comprehensive Loss	$(512)	$(494)

Conduent Q2 2018 Form 10-Q

Note 11 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of June 30, 2018. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed consolidated financial position or liquidity. As of June 30, 2018, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively, the "Xerox Defendants") violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Xerox Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of amounts paid for orthodontic treatment under the Texas Medicaid program for the period from approximately 2004 to 2012, three times the amount of the payments made as a result of the alleged unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The Xerox Defendants filed their Answer in June, 2014 denying all allegations. A trial date is schedule for November, 2018. During the first quarter of 2018, the State notified the Xerox Defendants in the litigation discovery process that its claim is in excess of two billion dollars based primarily on the assertion of treble damages and civil penalties per illegal act for almost two hundred thousand purported illegal acts. The Xerox Defendants will forcefully contest this assertion and continue to vigorously defend themselves in this matter. During the second quarter of 2018, the trial date was rescheduled for May, 2019. We are not able to determine or predict the ultimate outcome of this proceeding or to estimate any reasonably possible loss or range of losses, if any, in excess of the thirty-eight million dollars the Company has already accrued. In the course of litigation, the Company periodically engages in discussions with the State's counsel for possible resolution of the matter. Should developments cause a change in the Company's determination as to an unfavorable outcome, or result in a final adverse judgment or settlement for a significant amount, there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Conduent Q2 2018 Form 10-Q

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

Conduent Q2 2018 Form 10-Q

Other Matters

On January 5, 2016, the Consumer Financial Protection Bureau (the "CFPB") notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. XES submitted its response to the NORA. The CFPB’s NORA stems from an inquiry that commenced in 2014 when XES received and responded to a CFPB Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the U.S. Department of Education (the "Department") and the CFPB certain adjustments of which it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB, the U.S. Department of Education, the U.S. Department of Justice, the New York Office of the Attorney General, the New York Department of Financial Services and the Massachusetts Office of the Attorney General began similar reviews. XES has cooperated and continues to fully cooperate with all regulatory agencies and resolved the Massachusetts Office of the Attorney General investigation in November 2016. Both as a result of these inquiries, its own reviews of operations and work performed by external auditors, XES has identified certain other operational issues requiring remediation, and this remediation work has commenced. XES continues to review its operations to determine whether any additional remediation work is necessary. XES disclosed these additional operational projects to the Department at the end of the second quarter of 2018 and is working with the Department to develop plans to complete these projects while XES exits the business. The Company cannot provide assurance that the CFPB or another regulator or party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES, nor is the Company able to predict the likely outcome of these investigations. The Company could in future periods incur judgments or enter into settlements to resolve these investigations for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Other Contingencies

Certain contracts, primarily in the Company's Public Sector segment, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2018, the Company had $635 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $339 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Credit Facility) to allow it to respond to future requests for proposals that require such credit support.

The Company has service arrangements where the Company services third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. At July 31 2018, the Company serviced a FFEL portfolio of approximately 14,500 loans. Some servicing agreements contain provisions that, under certain circumstances, require the Company to purchase the loans if the loan guaranty has been permanently terminated as a result of a loan default caused by the Company's servicing error. If defaults caused by the Company are cured during an initial period, any obligation the Company may have to purchase these loans expires. Loans that the Company purchases may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. The Company evaluates its exposure under its purchase obligations on defaulted loans and establishes a reserve for potential losses. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2018, Other current liabilities included reserves of approximately $0.3 million, which the Company believes to be adequate. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

Conduent Q2 2018 Form 10-Q

Note 12 – Preferred Stock

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

Note 13 – Shareholders’ Equity

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Conduent Shareholders' Equity
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$3,529
Comprehensive income (loss), net	—	—	(39)	(18)	(57)
Cash dividends paid - preferred stock	—	—	(5)	—	(5)
Cumulative impact of adopting the new revenue standard	—	—	17	—	17
Stock option and incentive plans, net	—	15	—	—	15
Balance at June 30, 2018	$2	$3,865	$144	$(512)	$3,499

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Conduent Shareholders' Equity
Balance at December 31, 2016	$2	$3,812	$—	$(526)	$3,288
Comprehensive income (loss), net	—	—	(10)	28	18
Cash dividends paid - preferred stock	—	—	(5)	—	(5)
Stock option and incentive plans, net	—	16	—	—	16
Balance at June 30, 2017	$2	$3,828	$(15)	$(498)	$3,317

Conduent Q2 2018 Form 10-Q

Note 14 – Earnings per Share

We did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data. Shares in thousands)	2018	2017	2018	2017
Basic Earnings (Loss) per Share:
Net income (loss) from continuing operations	$11	$(4)	$(39)	$(14)
Accrued dividends on preferred stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	8	(7)	(44)	(19)
Net income (loss) from discontinued operations	—	—	—	4
Adjusted Net Income (Loss) Available to Common Shareholders	$8	$(7)	$(44)	$(15)
Weighted average common shares outstanding	205,296	203,673	205,184	203,522

Basic Earnings (Loss) per Share:
Continuing operations	$0.05	$(0.03)	$(0.21)	$(0.09)
Discontinued operations	—	—	—	0.02
Basic Earnings (Loss) per Share	$0.05	$(0.03)	$(0.21)	$(0.07)

Diluted Earnings (Loss) per Share:
Net income (loss) from continuing operations	$11	$(4)	$(39)	$(14)
Accrued dividends on preferred stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	8	(7)	(44)	(19)
Net income (loss) from discontinued operations	—	—	—	4
Adjusted Net Income (Loss) Available to Common Shareholders	$8	$(7)	$(44)	$(15)
Weighted average common shares outstanding	205,296	203,673	205,184	203,522
Common shares issuable with respect to:
Stock options	146	—	—	—
Restricted stock and performance units / shares	3,447	—	—	—
Adjusted Weighted Average Common Shares Outstanding	208,889	203,673	205,184	203,522
Diluted Earnings (Loss) per Share:
Continuing operations	$0.04	$(0.03)	$(0.21)	$(0.09)
Discontinued operations	—	—	—	0.02
Diluted Earnings (Loss) per Share	$0.04	$(0.03)	$(0.21)	$(0.07)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	—	628	295	628
Restricted stock and performance shares/units	201	8,538	6,329	8,538
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive Securities	5,594	14,559	12,017	14,559

Conduent Q2 2018 Form 10-Q

Note 15 – Subsequent Events

In August 2018, the Company announced that it has entered into an agreement (subject to regulatory approval) to sell its local and municipal constituent government software solutions business to Avenu Insights & Analytics. The revenue generated from this business was $55 million for the six months ended June 30, 2018 and $113 million for the year ended December 31, 2017.

In July 2018, the Company completed the sale of its off-street parking business, including the Multipark System in France and the United Kingdom (U.K.), along with its U.S. Airport Parking business to Andera Partners. The proceeds from this divestiture was $24 million in cash. The revenue generated from this business was $18 million for the six months ended June 30, 2018 and $42 million for the year ended December 31, 2017.

In July 2018, the Company redeemed $476 million of its outstanding $510 million 10.5% Senior Notes due 2024. As part of the redemption, the Company paid a premium of $95 million and will write off the associated unamortized discount and issuance costs of $13 million.

Conduent Q2 2018 Form 10-Q

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

Overview

We are a leading provider of digital business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience. Our strategy is to drive portfolio focus, operational discipline sales and delivery excellence and innovation, complemented by tightly aligned investments. Headquartered in Florham Park, New Jersey, we have a team of approximately 84,000 people as of June 30, 2018, who serves customers in 26 countries.

Financial Review of Operations

	Three Months Ended June 30,		2018 vs. 2017
($ in millions)	2018	2017	$ Change	% Change
Revenue	$1,387	$1,496	$(109)	(7)%
Cost of Services	1,125	1,253	(128)	(10)%
Gross Margin	262	243	19	8%

Operating Costs and Expenses
Research and development	3	3	—	—%
Selling, general and administrative	149	153	(4)	(3)%
Restructuring and related costs	17	36	(19)	(53)%
Amortization of acquired intangible assets	60	61	(1)	(2)%
Separation costs	—	1	(1)	(100)%
Interest expense	37	34	3	9%
(Gain) loss on divestitures and transaction costs	(60)	(25)	(35)	140%
Litigation costs (recoveries), net	4	(9)	13	(144)%
Other (income) expenses, net	(2)	—	(2)
Total Operating Costs and Expenses	208	254	(46)	(18)%

Income (Loss) Before Income Taxes	54	(11)	65
Income tax expense (benefit)	43	(7)	50
Income (Loss) From Continuing Operations	$11	$(4)	$15

Conduent Q2 2018 Form 10-Q

	Six Months Ended June 30,		2018 vs. 2017
($ in millions)	2018	2017	$ Change	% Change
Revenue	$2,807	$3,049	$(242)	(8)%
Cost of Services	2,293	2,547	(254)	(10)%
Gross Margin	514	502	12	2%

Operating Costs and Expenses
Research and development	5	7	(2)	(29)%
Selling, general and administrative	294	322	(28)	(9)%
Restructuring and related costs	37	54	(17)	(31)%
Amortization of acquired intangible assets	121	122	(1)	(1)%
Separation costs	—	6	(6)	(100)%
Interest expense	70	70	—	—%
(Gain) loss on divestitures and transaction costs	(45)	(25)	(20)	80%
Litigation costs (recoveries), net	35	(20)	55	(275)%
Other (income) expenses, net	(3)	(1)	(2)	200%
Total Operating Costs and Expenses	514	535	(21)	(4)%

Income (Loss) Before Income Taxes	—	(33)	33
Income tax expense (benefit)	39	(19)	58
Income (Loss) From Continuing Operations	$(39)	$(14)	$(25)

Revenue

Revenue for the three and six months ended June 30, 2018 decreased, compared to the prior year periods, mainly due to the impact from adopting the accounting guidance related to revenue recognition, which is also referred to herein as "new revenue standard", divestitures completed in 2017, strategic decisions by management as part of our portfolio rationalization, including exiting certain unprofitable contracts and contract losses. Partially offsetting these declines were increases from the ramp of new business.

Cost of Services

Cost of services for the three and six months ended June 30, 2018 decreased, compared to the prior year periods, mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives, lost business, strategic contract actions taken by management as part of portfolio management, lower volumes and divestitures completed in 2017.

Gross Margin

Increase in gross margin for the three and six months ended June 30, 2018, compared to the prior year periods, was driven primarily by the impact of cost and productivity improvements, including reductions in real estate, information technology and labor costs from our strategic transformation initiatives and exiting or remediating certain underperforming contracts. These were partially offset by contract losses.

Selling, General and Administrative (SG&A)

Lower SG&A for the three and six months ended June 30, 2018, compared to the prior year periods, was reflective of the impact of our strategic transformation initiatives, primarily due to reductions in labor costs.

Conduent Q2 2018 Form 10-Q

Restructuring and Related Costs

Restructuring and related costs for the three months ended June 30, 2018, include $5 million of severance costs due to headcount reductions of approximately 600 employees worldwide and $12 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the six months ended June 30, 2018, include $19 million of severance costs due to headcount reductions of approximately 1,400 employees worldwide and $17 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the three months ended June 30, 2017, include $19 million of severance costs due to headcount reductions of approximately 1,800 employees worldwide and $15 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the six months ended June 30, 2017, include $29 million of severance costs due to headcount reductions of approximately 2,500 employees worldwide and $17 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint and $8 million of strategic transformation costs.

Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

Interest expense represents interest on long-term debts and the amortization of debt issuance costs. Increase in Interest expense for the three months ended June 30, 2018, compared to the prior year period, was driven primarily by write-off of debt issuance costs to certain loans that were refinanced in June 2018. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional information.

(Gain) Loss on Divestitures and Transaction Costs

Increase in gain for the three and six months ended June 30, 2018, compared to the prior year periods, was driven primarily by the gain from the sale of the Commercial Vehicle Operations (CVO) business, partially offset by transaction costs.

Litigation Costs (Recoveries), Net

Increase in net litigation costs for the three months ended June 30, 2018, compared to the prior year period, was primarily due to income received in 2017 from several customer dispute settlements and increase in reserves for certain Student Loan services remediation in 2018.

Increase in net litigation costs for the six months ended June 30, 2018, compared to the prior year period, was primarily due to income received in 2017 from several customer dispute settlements, reserves for certain terminated contracts that are subject to litigation and increase in reserves for certain Student Loan services remediation in 2018.

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

Conduent Q2 2018 Form 10-Q

The effective tax rate for the three months ended June 30, 2018 was 79.6%, compared with 63.6% for the three months ended June 30, 2017. The June 30, 2018 rate was higher than the U.S. statutory rate of 21%, primarily due to the impacts of the divestiture of the CVO business and the geographic mix of income, partially offset by U.S. foreign tax credits and related valuation allowance release. As a result of higher projected U.S. Federal taxable income caused by the divestiture, the Company is not expected to be subject to Base Erosion Anti-Abuse Tax (BEAT) in 2018. The effective tax rate for the three months ended June 30, 2017 was higher than the statutory tax rate of 35%, primarily due to U.S. losses from amortization and restructuring that were taxed at a higher rate than our pre-tax income from foreign operations.

Excluding the gain from the sale of the CVO business, charges for amortization of intangible assets, restructuring and divestiture related costs, the normalized effective tax rate without a BEAT tax for the three months ended June 30, 2018 was 11.1%. The normalized effective tax rate was 33.3% for the three months ended June 30, 2017, predominantly impacted by the exclusion of amortization of intangible assets and restructuring costs.

The effective tax rate for the six months ended June 30, 2018 was anomalous, compared with 57.6% for the six months ended June 30, 2017. The June 30, 2018 rate was anomalous, primarily due to goodwill allocated to the divested CVO business that is not deductible for U.S. tax purposes and the geographic mix of income, partially offset by U.S. foreign tax credits and related valuation allowance release. As a result of higher projected U.S. Federal taxable income caused by the divestiture, the Company is not expected to be subject to BEAT in 2018. The effective tax rate for the six months ended June 30, 2017 was higher than the statutory tax rate of 35%, primarily due to U.S. losses from amortization and restructuring that were taxed at a higher rate than our pre-tax income from foreign operations.

Excluding the gain from the sale of the CVO business, charges for amortization of intangible assets, restructuring and divestiture related costs, the normalized effective tax rate without a BEAT tax for the six months ended June 30, 2018 was 22.9%. The normalized effective tax rate was 33.6% for the six months ended June 30, 2017, predominantly impacted by the exclusion of amortization of intangible assets and restructuring costs.

Operations Review of Segment Revenue and Profit

Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

Beginning in 2018, the Company moved the Health Enterprise business from Other segment into Public Sector segment. In addition, the Company moved the historical results of the businesses that were divested during the third quarter of 2017 to Other segment from both the Commercial Industries and the Public Sector segments.

Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for the following two segments:

•	Commercial Industries, and

•	Public Sector.

Other segment includes businesses divested in 2017 and our Student Loan business, which is in run-off mode. The Company expects to exit the Student Loan business in the third quarter of 2018. In the third quarter of 2018, any remaining costs for Student Loans will be reflected in Other (income) expenses, net.

Conduent Q2 2018 Form 10-Q

Revenues by segment were:

($ in millions)	Commercial Industries	Public Sector	Other	Total
Three Months Ended June 30, 2018
Total Revenue	$808	$574	$5	$1,387
Profit (Loss)	$47	$68	$(5)	$110
Adjusted EBITDA(1)	$80	$91	$(5)	$166

% of Total Revenue	58.2%	41.4%	0.4%	100.0%
Adjusted EBITDA Margin(1)	9.9%	15.9%	(100.0)%	12.0%

Three Months Ended June 30, 2017
Total Revenue	$856	$598	$42	$1,496
Profit (Loss)	$33	$52	$2	$87
Adjusted EBITDA(1)	$71	$82	$4	$157

% of Total Revenue	57.2%	40.0%	2.8%	100.0%
Adjusted EBITDA Margin(1)	8.3%	13.7%	9.5%	10.5%

($ in millions)	Commercial Industries	Public Sector	Other	Total
Six Months Ended June 30, 2018
Total Revenue	$1,662	$1,132	$13	$2,807
Profit (Loss)	$91	$133	$(9)	$215
Adjusted EBITDA(1)	$158	$178	$(9)	$327

% of Total Revenue	59.2%	40.3%	0.5%	100.0%
Adjusted EBITDA Margin(1)	9.5%	15.7%	(69.2)%	11.6%

Six Months Ended June 30, 2017
Total Revenue	$1,751	$1,207	$91	$3,049
Profit (Loss)	$59	$109	$5	$173
Adjusted EBITDA(1)	$133	$169	$8	$310

% of Total Revenue	57.4%	39.6%	3.0%	100.0%
Adjusted EBITDA Margin(1)	7.6%	14.0%	8.8%	10.2%
___________

(1)	Refer to the reconciliations table in the "Non-GAAP Financial Measures" section.

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three and six months ended June 30, 2018 decreased, compared to prior year periods, primarily driven by strategic contract actions and the impact of the new revenue standard, partially offset by revenue from new contracts and volume increases from existing accounts.

Segment Profit and Adjusted EBITDA

Increase in the Commercial Industries segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2018, compared to prior year periods, was mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives and from increases in new business, partially offset by the overall revenue decline from existing clients and investments, primarily in our sales force.

Conduent Q2 2018 Form 10-Q

Public Sector Segment

Revenue

Public Sector revenue for the three and six months ended June 30, 2018, decreased compared to prior year periods, primarily driven by strategic contract actions and the impact of the new revenue standard, contract losses and lower volumes, partially offset by certain price increases as a result of contract remediation.

Segment Profit and Adjusted EBITDA

Increase in the Public Sector segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2018, compared to prior year periods, was mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives and contract remediation, partially offset by the overall revenue decline from existing clients and investment, primarily in our sales force.

Other Segment

Revenue

Other revenue for the three and six months ended June 30, 2018 decreased, compared to prior year periods, driven mainly by the divestitures completed in 2017 and the run-off of our Student Loan business.

Segment Profit (Loss) and Adjusted EBITDA

Other segment loss and adjusted EBITDA for the three and six months ended June 30, 2018 were primarily due to divestitures completed in 2017 and the run-off of our Student Loan business.

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

Signings for the three and six months ended June 30, were:

	Three Months Ended June 30,		2018 vs. 2017
($ in millions)	2018	2017	$ Change	% Change
New business TCV	$372	$657	$(285)	(43)%
Renewals TCV	1,575	587	988	168%
Total Signings	$1,947	$1,244	$703	57%

Annual recurring revenue signings(1)	$86	$130	$(44)	(34)%
Non-recurring revenue signings(2)	$69	$109	$(40)	(37)%

Conduent Q2 2018 Form 10-Q

	Six Months Ended June 30,		2018 vs. 2017
($ in millions)	2018	2017	$ Change	% Change
New business TCV	$778	$1,187	$(409)	(34)%
Renewals TCV	2,597	988	1,609	163%
Total Signings	$3,375	$2,175	$1,200	55%

Annual recurring revenue signings(1)	$179	$274	$(95)	(35)%
Non-recurring revenue signings(2)	$132	$201	$(69)	(34)%
___________

(1)	Annual recurring revenue signings are for contracts longer than one year.

(2)	Non-recurring revenue signings are for contracts shorter than one year.

Signings for the three and six months ended June 30, 2018 increased, compared to the prior year, mainly due to increased renewal activities; partially offset by new business signings decline due to a continued focus on strategic wins with acceptable margins.

Renewal Rate

Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.

Excluding our strategic decision not to renew certain contracts, renewal rates for the three and six months ended June 30, 2018 were 99% and 97%, respectively.

Capital Resources and Liquidity

As of June 30, 2018 and December 31, 2017, total cash and cash equivalents were $993 million and $658 million, respectively. As of June 30, 2018, there were $1.5 billion outstanding borrowings under our Credit Agreement.

On June 28, 2018, the Company entered into Amendment No. 3 to the December 7, 2016 Credit Agreement. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional information.

In July 2018, the Company redeemed most of its Senior Notes, which included principal, premium and interest, of $575 million. Also in July 2018, the Company completed the sale of a non-core business with total proceeds of $24 million. Refer to Note 15 – Subsequent Events in the Condensed Consolidated Financial Statements for additional information.

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2018	2017	Better (Worse)
Net cash provided by (used in) operating activities	$60	$(40)	$100
Net cash provided by (used in) investing activities	322	(19)	341
Net cash provided by (used in) financing activities	(40)	(25)	(15)

Conduent Q2 2018 Form 10-Q

Operating activities: The increase in cash generated from operating activities was primarily attributable to improvements in working capital and lower Health Enterprise wind-down payments for certain contracts, partially offset by payments for restructuring and prepaid software licenses.

Investing activities: The increase in cash generated from investing activities was primarily due to the proceeds from the sale of the CVO business, partially offset by increased spending for capital expenditures.

Financing activities: The increase in cash used from financing activities was related to net debt repayments, including repayments of capital leases.

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

We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it is necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related tax effects. Management believes that these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable U.S. GAAP measures and should be read only in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions and providing such non-GAAP financial measures to investors allows for a further level of transparency as the factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP measures.

Reconciliations of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP are provided in the tables below.

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

Conduent Q2 2018 Form 10-Q

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

•	(Gain) loss on divestitures and transaction costs. Represents (gain) loss on divested businesses and transactions costs.

•	Litigation costs (recoveries), net. Litigation costs (recoveries), net represents reserves for certain terminated contracts that are subject to litigation.

•	Other (income) expenses, net. Other (income) expenses, net includes currency (gains) losses, net and all other (income) expenses, net.

•	New York Medicaid Management Information System (NY MMIS). Costs associated with the Company not fully completing the State of New York Health Enterprise Platform project.

•	Health Enterprise charge (HE charge). Costs associated with not fully completing the Health Enterprise Medical platform projects in California and Montana.

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

Net Income (Loss) and EPS Reconciliation:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(in millions, except per share data. Shares in thousands)	Net Income (Loss)	Diluted EPS	Net Income (Loss)	Diluted EPS
Income (Loss) from Continuing Operations	$11	$0.04	$(4)	$(0.03)
Adjustments:
Restructuring and related costs	17		36
Amortization of acquired intangible assets	60		61
Separation costs	—		1
(Gain) loss on divestitures and transaction costs	(60)		(25)
Litigation costs (recoveries), net	4		(9)
Other (income) expenses, net	(2)		—
NY MMIS	(1)		1
HE charge	—		—
Less: Income tax adjustments(1)	35		(25)
Adjusted Net Income (Loss) and EPS	$64	$0.29	$36	$0.16

(GAAP Shares in thousands)
Weighted average common shares outstanding		205,296		203,673
Stock options		146		—
Restricted stock and performance units / shares		3,447		—
Adjusted Weighted Average Shares Outstanding(2)		208,889		203,673
(Non-GAAP Shares in thousands)
Weighted average common shares outstanding		205,296		203,673
Stock options		146		229
Restricted stock and performance units / shares		3,447		2,797
Adjusted Weighted Average Shares Outstanding(2)		208,889		206,699

Conduent Q2 2018 Form 10-Q

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(in millions, except per share data. Shares in thousands)	Net Income (Loss)	Diluted EPS	Net Income (Loss)	Diluted EPS
Income (Loss) from Continuing Operations	$(39)	$(0.21)	$(14)	$(0.09)
Adjustments:
Restructuring and related costs	37		54
Amortization of acquired intangible assets	121		122
Separation costs	—		6
(Gain) loss on divestitures and transaction costs	(45)		(25)
Litigation costs (recoveries), net	35		(20)
Other (income) expenses, net	(3)		(1)
NY MMIS	(1)		9
HE charge	—		(5)
Less: Income tax adjustments(1)	6		(55)
Adjusted Net Income (Loss) and EPS	$111	$0.51	$71	$0.32

(GAAP Shares in thousands)
Weighted average common shares outstanding		205,184		203,522
Stock options		—		—
Restricted stock and performance units / shares		—		—
Adjusted Weighted Average Shares Outstanding(2)		205,184		203,522
(Non-GAAP Shares in thousands)
Weighted average common shares outstanding		205,184		203,522
Stock options		144		249
Restricted stock and performance shares		3,117		2,473
Adjusted Weighted Average Shares Outstanding(2)		208,445		206,244
 ___________

(1)	Reflects the income tax (expense) benefit of the adjustments. Refer to Effective Tax Rate reconciliation below for details.

(2)
Average shares for the 2018 and 2017 calculation of adjusted EPS excludes 5 million shares associated with our Series A convertible preferred stock and includes the impact of the preferred stock dividend of $2.4 million for both of the three months ended June 30, 2018 and 2017 and $5 million for both of the six months ended June 30, 2018 and 2017, respectively.

Effective Tax Rate Reconciliation:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
($ in millions)	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate
As Reported from Continuing Operations	$54	$43	79.6%	$(11)	$(7)	63.6%
Non-GAAP adjustments(2)	18	(35)		65	25
Adjusted(3)	$72	$8	11.1%	$54	$18	33.3%

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
($ in millions)	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate
As Reported from Continuing Operations(1)	$—	$39		$(33)	$(19)	57.6%
Non-GAAP adjustments(2)	144	(6)		140	55
Adjusted(3)	$144	$33	22.9%	$107	$36	33.6%
__________

(1)	The effective tax rate was anomalous for the six months ended June 30, 2018. Refer to MD&A—Financial Review of Operations—Income Taxes for additional information.

(2)	Refer to Net Income (Loss) reconciliation for details of non-GAAP adjustments.

(3)
The tax impact of Adjusted Pre-tax income (loss) from continuing operations was calculated under the same accounting principles applied to the 'As Reported' pre-tax income (loss), which employs an annual effective tax rate method to the results with an adjustment for the accounting of BEAT and without regard to the sale of the CVO business, charges for amortization of intangible assets, restructuring and divestiture related costs.

Conduent Q2 2018 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2018

During the quarter ended June 30, 2018, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2018

None.

Conduent Q2 2018 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

4.1(a)	First Supplemental Indenture, dated as of January 9, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.1(b)	Second Supplemental Indenture, dated as of June 1, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.1(c)	Third Supplemental Indenture, dated as of June 1, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.1(d)	Fourth Supplemental Indenture, dated as of June 1, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.1(e)	Fifth Supplemental Indenture, dated as of July 12, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 12, 2018. (See SEC File Number 001-37817).

10.1(d)
Amendment No. 3 to Credit Agreement, dated as of June 28, 2018, among Conduent Incorporated, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Affiliated Computer Services International B.V., Conduent Finance, Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent.

Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2018. (See SEC File Number 001-37817).

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

Conduent Q2 2018 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ ALLAN COHEN
Allan Cohen Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 8, 2018

Conduent Q2 2018 Form 10-Q