Form 10-Q
period 2018-09-30
CONDUENT Inc
filed 2018-11-09
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at October 31, 2018
Common Stock, $0.01 par value	211,291,181

Conduent Q3 2018 Form 10-Q
1

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that could cause actual results to differ materially. Such factors include, but are not limited to: termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and June 30 , 2018, as well as in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission and any current Report on Form 8-K. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Conduent Q3 2018 Form 10-Q

CONDUENT INCORPORATED
FORM 10-Q
September 30, 2018

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Conduent Q3 2018 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenue	$1,304	$1,480	$4,111	$4,529
Cost of Services	1,054	1,219	3,347	3,766
Gross Margin	250	261	764	763

Operating Costs and Expenses
Research and development	3	4	8	11
Selling, general and administrative	142	144	436	466
Restructuring and related costs	31	22	68	76
Amortization of acquired intangible assets	60	60	181	182
Interest expense	22	35	92	105
Separation costs	—	2	—	8
(Gain) loss on divestitures and transaction costs	54	(16)	9	(41)
Litigation costs (recoveries), net	78	6	113	(14)
(Gain) loss on extinguishment of debt	108	—	108	—
Other (income) expenses, net	4	(9)	1	(10)
Total Operating Costs and Expenses	502	248	1,016	783

Income (Loss) Before Income Taxes	(252)	13	(252)	(20)

Income tax expense (benefit)	(15)	30	24	11
Income (Loss) From Continuing Operations	(237)	(17)	(276)	(31)

Income (loss) from discontinued operations, net of tax	—	—	—	4
Net Income (Loss)	$(237)	$(17)	$(276)	$(27)

Basic Earnings (Loss) per Share:
Continuing operations	$(1.16)	$(0.09)	$(1.38)	$(0.19)
Discontinued operations	—	—	—	0.02
Total Basic Earnings (Loss) per Share	$(1.16)	$(0.09)	$(1.38)	$(0.17)

Diluted Earnings (Loss) per Share:
Continuing operations	$(1.16)	$(0.09)	$(1.38)	$(0.19)
Discontinued operations	—	—	—	0.02
Total Diluted Earnings (Loss) per Share	$(1.16)	$(0.09)	$(1.38)	$(0.17)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Q3 2018 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net Income (Loss)	$(237)	$(17)	$(276)	$(27)
Other Comprehensive Income (Loss), Net
Currency translation adjustments, net	(4)	8	(27)	34
Reclassification of currency translation adjustments on divestitures	36	—	41	—
Reclassification of divested benefit plans and other	61	—	64	—
Unrecognized gains (loss), net	—	—	(3)	2
Other Comprehensive Income (Loss), Net	93	8	75	36

Comprehensive Income (Loss), Net	$(144)	$(9)	$(201)	$9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Q3 2018 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$586	$658
Accounts receivable, net	951	1,114
Assets held for sale	35	757
Contract assets	191	—
Other current assets	230	181
Total current assets	1,993	2,710
Land, buildings and equipment, net	297	257
Intangible assets, net	711	891
Goodwill	3,417	3,366
Other long-term assets	312	324
Total Assets	$6,730	$7,548
Liabilities and Equity
Current portion of long-term debt	$49	$82
Accounts payable	216	138
Accrued compensation and benefits costs	233	335
Unearned income	119	151
Liabilities held for sale	21	169
Other current liabilities	613	493
Total current liabilities	1,251	1,368
Long-term debt	1,528	1,979
Deferred taxes	320	384
Other long-term liabilities	130	146
Total Liabilities	3,229	3,877

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,871	3,850
Retained earnings (deficit)	(90)	171
Accumulated other comprehensive loss	(424)	(494)
Total Equity	3,359	3,529
Total Liabilities and Equity	$6,730	$7,548

Shares of common stock issued and outstanding	211,277	210,440
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Q3 2018 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(237)	$(17)	$(276)	$(27)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	113	123	347	378
Deferred income taxes	(43)	24	(90)	(7)
(Gain) loss from investments	—	(3)	(1)	(10)
Amortization of debt financing costs	1	3	9	7
(Gain) loss on extinguishment of debt	108	—	108	—
(Gain) loss on divestitures and transaction costs	54	(16)	9	(48)
Stock-based compensation	11	8	30	26
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(54)	(6)	(40)	(76)
(Increase) decrease in other current and long-term assets	(21)	12	(116)	(35)
Increase (decrease) in accounts payable and accrued compensation	(11)	(1)	(36)	(86)
Increase (decrease) in restructuring liabilities	12	1	16	25
Increase (decrease) in other current and long-term liabilities	49	(26)	38	(80)
Net change in income tax assets and liabilities	(12)	5	36	3
Other operating, net	—	(3)	(4)	(6)
Net cash provided by (used in) operating activities	(30)	104	30	64
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(43)	(20)	(119)	(57)
Proceeds from sale of land, buildings and equipment	—	—	12	33
Cost of additions to internal use software	(17)	(11)	(31)	(26)
Proceeds from investments	—	117	—	117
Proceeds from divestitures and sale of assets	272	56	672	56
Other investing, net	—	(1)	—	(1)
Net cash provided by (used in) investing activities	212	141	534	122
Cash Flows from Financing Activities:
Proceeds on long-term debt	—	—	—	306
Debt issuance fee payments	—	—	(3)	(9)
Payments on debt	(484)	(79)	(513)	(232)
Premium on debt redemption	(95)	—	(95)	—
Net (payments to) transfer from former parent company	—	—	—	(161)
Taxes paid for settlement of stock based compensation	(6)	(3)	(9)	(5)
Dividends paid on preferred stock	(2)	(2)	(7)	(7)
Other financing	—	(2)	—	(3)
Net cash provided by (used in) financing activities	(587)	(86)	(627)	(111)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—	(9)	2
Increase (decrease) in cash, cash equivalents and restricted cash	(408)	159	(72)	77
Cash, Cash Equivalents and Restricted Cash at Beginning of Period(1)	1,003	334	667	416
Cash, Cash Equivalents and Restricted Cash at End of period(2)	$595	$493	$595	$493
 ___________

(1)
Includes $10 million and $25 million of restricted cash as of June 30, 2018 and 2017, respectively and $9 million and $26 million as of December 31, 2017 and 2016, respectively, that were included in Other current assets on the Condensed Consolidated Balance Sheets.

(2)	Includes $9 million and $25 million of restricted cash as of September 30, 2018 and 2017, respectively, that were included in Other current assets on the Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Conduent Q3 2018 Form 10-Q

CONDUENT INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.

Description of Business

The Company is a global enterprise and leading provider of business process services with expertise in managing operations involving high volume, repeatable and individualized interactions. The Company's portfolio covers both front office and back office operations; however, the majority of its revenue and differentiation derives from engagements where it serves on behalf of its clients to manage end-user interactions across a wide-range of domains. Examples include payments, collections, benefit administration and end-user communication services. The Company creates value for its commercial and government clients through more efficient service delivery combined with a personalized and seamless experience for the end-user. The Company applies its expertise, technology and innovation to continually modernize its offerings for improved customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics.

Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Certain reclassifications have been made to prior year information to conform to current year presentation. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 2 – Recent Accounting Pronouncements

The Company's significant accounting policies are described in Note 1–Basis of Presentation and Summary of Significant Accounting Policies in the Company’s 2017 Annual Report on Form 10-K. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2017 that were applicable and material to the Company.

New Accounting Standards Adopted

Cloud Computing Arrangements: In August 2018, the Financial Accounting Standards Board (FASB) issued an accounting update which aligns the requirements for capitalizing implementation costs incurred in a hosting cloud computing arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software (and hosting cloud computing arrangements that include an internal-use software license). The Company elected to early adopt this standard on July 1, 2018 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Conduent Q3 2018 Form 10-Q

Reclassifying Certain Tax Effects From Accumulated Other Comprehensive Income: On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, lowering the U.S. corporate tax rate from 35% to 21%. The U.S. deferred tax assets and liabilities, including the balances originally recorded to Accumulated Other Comprehensive Income (AOCI), were adjusted to the new tax rate through net income from continuing operations in December 2017. In February 2018, the FASB issued guidance permitting companies, on an elective basis, to reclassify the disproportionate income tax effects of Tax Reform on items within AOCI to retained earnings. The only disproportionate income tax effects in the Company’s AOCI balance in December 2017 related to the U.S. pension plan. The plan was transferred to H.I.G. Capital as part of the U.S. human resource consulting and actuarial business divestiture completed in August 2018. In light of this, the Company adopted this accounting policy effective July 1, 2018 and has reclassified $5 million from AOCI to retained earnings as of September 30, 2018. Refer to Note 13 – Shareholders’ Equity to the Condensed Consolidated Financial Statements for additional information regarding this reclassification.

Revenue Recognition: In May 2014, the FASB updated the accounting guidance related to revenue recognition, which is also referred to herein as "new revenue standard" to clarify the principles for recognizing revenue and replaced all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue when the promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated guidance also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers largely on a disaggregated basis. The Company adopted the new revenue standard as of January 1, 2018, using the modified retrospective method. The Company has applied the new revenue standard only to contracts not completed as of the date of initial application. The adoption has primarily impacted the following: (1) revenue associated with postage recognized on a net basis versus previously being recognized on a gross basis; (2) the timing of revenue recognition associated with fixed fees for certain contracts with more than one performance obligation; and (3) the timing of recognition of certain pricing discounts and credits.

The Company recorded a net increase to opening retained earnings of $17 million as of January 1, 2018, due to the cumulative impact of adopting this new guidance. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

The impact of the new revenue standard for the three and nine months ended September 30, 2018, was a decrease in Revenue of $34 million and $110 million, respectively, primarily as a result of recognizing postage receipts on a net basis, in the Company’s Condensed Consolidated Statements of Income (Loss). The impact of the new revenue standard, as of and for the periods ended September 30, 2018, on the Company’s pre-tax income, Condensed Consolidated Balance Sheets and Statements of Cash Flows was not material.

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

Conduent Q3 2018 Form 10-Q

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

Estimates of revenue expected to be recognized in future periods exclude unexercised customer options to purchase additional services that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for when the customer exercises its option to purchase additional goods or services. The Company recognizes revenue for non-refundable upfront implementation fees on a straight-line basis over the period between the initiation of the services through the end of the contract term.

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

Conduent Q3 2018 Form 10-Q

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

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Commercial Industries:
Omni-channel communications	$212	$636
Human resource services	184	562
Industry services	228	719
Non-core	103	335
Total Commercial Industries	727	2,252
Public Sector:
Government services and health	336	1,006
Transportation services	184	541
Total Public Sector	520	1,547
Other:
Divestitures	56	298
Education	1	14
Total Other	57	312
Total Consolidated Revenue	$1,304	$4,111

Timing of Revenue Recognition:
Point in time	$33	$103
Over time	1,271	4,008
Total Revenue	$1,304	$4,111

The Company's contracts with customers are broadly similar in nature throughout the Company's major service lines. The following is a description of the major service lines:

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

•
Industry Services: The Company leverages technology to assist its clients with transaction processing as well as providing platform solutions. This includes offerings such as finance and accounting, transaction processing, learning, legal and payment integrity services, among others.

•
Non-Core Commercial: This represents certain customer experience businesses that are considered non-core and therefore are expected to be sold. These businesses are included in Assets/liabilities held for sale.

Conduent Q3 2018 Form 10-Q

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

•	Transportation Services: The Company's services include support for electronic toll collection, public transit, parking and photo enforcement.

•	Divestitures: This represents divested businesses that were previously reported as Commercial Industries Non-core and Public Sector Non-core.

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

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	September 30, 2018	January 1, 2018
Contract Assets (Unearned Income)
Current contract assets(1)	$191	$191
Long-term contract assets(2)	6	2
Current unearned income	(119)	(128)
Long-term unearned income(3)	(34)	(46)
Net Contract Assets (Unearned Income)	$44	$19
Accounts receivable, net	$951	$908
__________

(1)	Prior to the adoption of the new revenue standard, these amounts were recorded in Accounts receivable, net and represented unbilled amounts.

(2)	Presented in Other long-term assets in the Condensed Consolidated Balance Sheets

(3)	Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets

Revenue of $128 million was recognized during the nine months ended September 30, 2018 related to the Company's unearned income at January 1, 2018. The Company had no asset impairment charges related to contract assets for the three and nine months ended September 30, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2018, was approximately $2 billion. The Company expects to recognize approximately 66% of the revenues over the next two years and the remainder thereafter.

Conduent Q3 2018 Form 10-Q

Costs to Obtain and Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. The net book value of these costs, which was $25 million as of September 30, 2018, are included in Other current assets or Other long-term assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. These costs are amortized in Selling, general and administrative costs over the term of the contract or the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. These costs are periodically reviewed for impairment. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.

Also, the Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. The net book value of these costs, which comprise set-up/transition activities, was $53 million as of September 30, 2018, and are classified in Other current assets or Other long-term assets on the Condensed Consolidated Balance Sheets. Contract fulfillment costs are expensed to Cost of services as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.

The amortization of costs incurred to obtain and fulfill a contract for the three and nine months ended September 30, 2018, were $10 million and $37 million, respectively.

Cash Flows: In November 2016, the FASB issued updated accounting guidance regarding the presentation of restricted cash in the Condensed Consolidated Statements of Cash Flows. Specifically, this update requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. The Company adopted this updated accounting guidance on January 1, 2018 using the retrospective method. The adoption of this guidance resulted in a reclassification of restricted cash of $25 million for both the three and nine months ended 2017 in the Condensed Consolidated Statements of Cash Flows.

New Accounting Standards To Be Adopted

Leases: In February 2016, the FASB updated the accounting guidance related to leases requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short term leases (lease term of 12 months or less). The accounting for lessors is largely unchanged. This updated guidance is effective for the Company beginning January 1, 2019. This guidance must be adopted using a modified retrospective approach through a cumulative-effect adjustment for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. While we are currently evaluating the impact on the Company's Consolidated Financial Statements, we do expect a material impact to the Consolidated Balance Sheets.

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

Conduent Q3 2018 Form 10-Q

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

Other segment includes businesses divested and our Student Loan business, which is in run-off mode. The Company exited the Student Loan business in the third quarter of 2018. In the third quarter of 2018 and beyond, any remaining costs for Student Loans will be reflected in Other (income) expenses, net.

Selected financial information for our reportable segments is as follows:

	Three Months Ended September 30,
(in millions)	Commercial Industries	Public Sector	Other		Total
2018			Divestitures	Other
Revenue	$727	$520	$56	1	$1,304
Segment profit (loss)	$37	$65	$6	(3)	$105
Segment depreciation and amortization	$30	$21	$2	—	$53
Adjusted EBITDA	$67	$85	$8	(3)	$157

2017
Revenue	$777	$543	$139	21	$1,480
Segment profit (loss)	$29	$46	$36	2	$113
Segment depreciation and amortization	$32	$26	$4	1	$63
Adjusted EBITDA	$61	$70	$40	3	$174

Conduent Q3 2018 Form 10-Q

	Nine Months Ended September 30,
(in millions)	Commercial Industries	Public Sector	Other		Total
2018			Divestitures	Other
Revenue	$2,252	$1,547	$298	$14	$4,111
Segment profit (loss)	$96	$166	$72	$(14)	$320
Segment depreciation and amortization	$94	$63	$8	$1	$166
Adjusted EBITDA	$190	$227	$80	$(13)	$484

2017
Revenue	$2,384	$1,639	$442	$64	$4,529
Segment profit (loss)	$62	$130	$91	$3	$286
Segment depreciation and amortization	$101	$78	$13	$4	$196
Adjusted EBITDA	$163	$210	$104	$7	$484

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2018	2017	2018	2017
Income (Loss) Before Income Taxes	$(252)	$13	$(252)	$(20)
Reconciling items:
Restructuring and related costs	31	22	68	76
Amortization of acquired intangible assets	60	60	181	182
Separation costs	—	2	—	8
Interest expense	22	35	92	105
(Gain) loss on divestitures and transaction costs	54	(16)	9	(41)
Litigation costs (recoveries), net	78	6	113	(14)
(Gain) loss on extinguishment of debt	108	—	108	—
Other (income) expenses, net	4	(9)	1	(10)
Segment Pre-tax Income (Loss)	$105	$113	$320	$286
Segment depreciation and amortization	$53	$63	$166	$196
NY MMIS charge (credit) (Public Sector)	(1)	1	(2)	10
HE charge (credit) (Public Sector)	—	(3)	—	(8)
Adjusted EBITDA	$157	$174	$484	$484

Note 4 – Assets/Liabilities Held for Sale and Divestitures

In September 2018, the Company entered into an agreement (subject to regulatory approval) to sell a portfolio of select standalone customer care contracts to Skyview Capital LLC. The assets and liabilities related to this portfolio, collectively referred to as the Disposal Group, have been reclassified to held for sale and measured at the lower of carrying value or fair value less cost to sell. The fair value less estimated cost to sell, as measured by the terms of the sale’s agreement, was less than the carrying amount by $47 million. Accordingly, the Company recorded a $47 million impairment charge, which included a write-off of goodwill of $10 million and long-lived assets of $8 million. This impairment charge was included in the (Gain) loss on divestitures and transaction costs line in the Consolidated Statements of Income(Loss). This Disposal Group is reported in the Commercial Industries segment. The revenues generated from this business were $103 million and $336 million for the three and nine months ended September 30, 2018, respectively and $483 million for the year ended December 31, 2017.

Conduent Q3 2018 Form 10-Q

Following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale.

(in millions)	September 30, 2018
Accounts Receivable, net	$35
Total Assets held for sale	$35

Accounts payable	$1
Accrued compensation	9
Unearned revenue	4
Other	7
Total Liabilities held for sale	$21

In September 2018, the Company completed the sale of its local and municipal constituent government software solutions business to Avenu Insights & Analytics. The proceeds from this divestiture were $106 million in cash and the transaction generated a pre-tax gain of $1 million. The revenues generated from this business were $26 million and $81 million for the three and nine months ended September 30, 2018, respectively and $113 million for the year ended December 31, 2017.

In August 2018, the Company completed the sale of its U.S. human resource consulting and actuarial business and the human resource consulting and outsourcing business located in Canada and the United Kingdom (U.K.) to H.I.G. Capital. The proceeds from this divestiture include $168 million in cash paid at closing, $20 million to be collected in installments over four years and a contingent consideration of $6 million. The transaction generated a pre-tax loss of $5 million. The revenues generated from this business were $29 million and $166 million for the three and nine months ended September 30, 2018, respectively and $279 million for the year ended December 31, 2017.

In July 2018, the Company completed the sale of its off-street parking business, including the Multipark System in France and the U.K., along with its U.S. Airport Parking business to Andera Partners. The proceeds from this divestiture were $26 million in cash and the transaction generated a pre-tax gain of $8 million. The revenues generated from this business were $1 million and $18 million for the three and nine months ended September 30, 2018, respectively and $42 million for the year ended December 31, 2017.

In June 2018, the Company completed the sale of its Commercial Vehicle Operations (CVO) business to Alinda Capital Partners. During the third quarter of 2018, the Company recorded a final working capital adjustment for the sale of the CVO business in the amount of $3 million, increasing the cash proceeds received and pre-tax gain recorded to $403 million and $77 million, respectively. The revenue generated from this business was $33 million for the six months ended June 30, 2018 and $66 million for the year ended December 31, 2017.

Note 5 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in increased lease cancellation and other related costs. Management continues to evaluate the Company's business and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made or actions are completed.

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

Conduent Q3 2018 Form 10-Q

A summary of the Company's restructuring program activity during the nine months ended September 30, 2018 and 2017 was as follows:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2017	$14	$30	$44
Restructuring provision	34	33	67
Adjustments to prior accruals	(4)	5	1
Total Net Current Period Charges	30	38	68
Payments against reserve and currency	(28)	(27)	(55)
Other	—	3	3
Accrued Balance at September 30, 2018	$16	$44	$60

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2016	$15	$6	$21
Restructuring provision	38	37	75
Adjustments to prior accruals	(5)	(2)	(7)
Total Net Current Period Charges	33	35	68
Payments against reserve and currency	(34)	(15)	(49)
Accrued Balance at September 30, 2017	$14	$26	$40

In addition, the Company recorded professional support costs associated with the strategic transformation program in Restructuring and related costs of $0 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Commercial Industries	$21	$13	$48	$44
Public Sector	7	7	15	21
Other	4	2	5	3
Total Net Restructuring Charges	$32	$22	$68	$68

Note 6 – Debt

Long-term debt was as follows:

(in millions)	September 30, 2018	December 31, 2017
Term loan A due 2022	$711	$732
Term loan B due 2023	835	842
Senior notes due 2024	34	510
Capital lease obligations	30	33
Principal debt balance	1,610	2,117
Debt issuance costs and unamortized discounts	(33)	(56)
Less: current maturities	(49)	(82)
Total Long-term Debt	$1,528	$1,979

Conduent Q3 2018 Form 10-Q

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

In July 2018, the Company redeemed $476 million of its $510 million 10.5% Senior Notes due 2024. As part of the redemption, the Company paid a premium of $95 million and wrote off the associated unamortized discount and issuance costs of $13 million.

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

At September 30, 2018 and December 31, 2017, the Company had outstanding forward exchange contracts with gross notional values of approximately $144 million and $160 million, respectively. Approximately 60% of these contracts mature within three months, 15% in three to six months, 19% in six to twelve months and 6% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

Refer to Note 8 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

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

Unless noted herein, the Company's valuation methodologies for assets and liabilities measured at fair value are described in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Conduent Q3 2018 Form 10-Q

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2.

(in millions)	September 30, 2018	December 31, 2017
Assets:
Foreign exchange contract - forward	$—	$2
Total Assets	$—	$2
Liabilities:
Foreign exchange contracts - forwards	$4	$1
Deferred compensation plan liabilities(1)	77	99
Total Liabilities	$81	$100
___________

(1)
In September 2017, the Company terminated the legacy deferred compensation plans (Plans) and the Company Owned Life Insurance (COLI), which held the Plans’ investments. The Company will make the remaining payments to Plan participants in the fourth quarter of 2018.

Summary of Other Financial Assets and Liabilities

The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Assets held for sale	35	35	—	—
Liabilities:
Long-term debt	1,528	1,536	1,979	2,070
Liabilities held for sale	21	21	—	—

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

The fair value of the Assets held for sale and the Liabilities held for sale were measured based on the sale’s price less estimated transactions costs (Level 3). Refer to Note 4 – Assets/Liabilities Held for Sale and Divestitures to the Condensed Consolidated Financial Statements for additional information

The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

Note 9 – Employee Benefit Plans

The Company recognized an expense related to its defined contribution plans of $7 million and $8 million for the three months ended September 30, 2018 and 2017, respectively, and $23 million and $27 million for the nine months ended September 30, 2018 and 2017, respectively.

Conduent Q3 2018 Form 10-Q

Note 10 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2017	$(437)	$1	$(58)	$(494)
Reclassification of amounts impacted by Tax Reform	—	—	(5)	(5)
Other comprehensive income (loss) before reclassifications	(27)	(3)	—	(30)
Amounts reclassified from accumulated other comprehensive loss	41	—	64	105
Net current period other comprehensive income (loss)	14	(3)	64	75
Balance at September 30, 2018	$(423)	$(2)	$1	$(424)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2016	$(472)	$(1)	$(53)	$(526)
Other comprehensive income (loss) before reclassifications	34	2	—	36
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	34	2	—	36
Balance at September 30, 2017	$(438)	$1	$(53)	$(490)
__________

(1)	All amounts are net of tax. Tax effects were immaterial.

Note 11 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of September 30, 2018. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed consolidated financial position or liquidity. As of September 30, 2018, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

Conduent Q3 2018 Form 10-Q

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively, the "Xerox Defendants") violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Xerox Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of amounts paid for orthodontic treatment under the Texas Medicaid program for the period from approximately 2004 to 2012, three times the amount of the payments made as a result of the alleged unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The Xerox Defendants filed their Answer in June, 2014 denying all allegations. A trial date was originally scheduled for November, 2018. During the first quarter of 2018, the State notified the Xerox Defendants in the litigation discovery process that its claim is in excess of two billion dollars based primarily on the assertion of treble damages and civil penalties per illegal act for almost two hundred thousand purported illegal acts. The Xerox Defendants will forcefully contest this assertion and continue to vigorously defend themselves in this matter. During the second quarter of 2018, the trial date was rescheduled for May, 2019. During October of 2018, discussions with the State were undertaken to determine if a mutually acceptable settlement might be reached. Those discussions were not productive. In the wake of those discussions, we have recorded an additional $72 million reserve during the third quarter of 2018, increasing our aggregate reserve for this matter as of September 30, 2018, to $110 million. We are not able to determine or predict with any degree of certainty the ultimate outcome of any future settlement discussions or this proceeding or to estimate any reasonably possible loss or range of losses, if any, in excess of the $110 million the Company has accrued. Should there be in the future a final adverse judgment or settlement for a significant amount in excess of the amount we have accrued, there could be a material adverse effect on the Company's results of operations, cash flows, liquidity, financial position and any debt covenants in the period in which such judgment or settlement occurs.

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (“Buck”), which was a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (“StanCERA”). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court as to Buck only, and only with respect to Plaintiff’s claim of aiding and abetting StanCERA in breaching its fiduciary duty. This case has been stayed pending the outcome of parallel litigation the plaintiffs are pursuing against StanCERA. Buck will continue to aggressively defend these lawsuits. In August 2018, Conduent sold Buck Consultants, LLC; however, the Company retained this liability after the sale. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any.

Conduent Q3 2018 Form 10-Q

Conduent Business Services, LLC v. Cognizant Business Services, LLC: On April 12, 2017, Conduent Business Services LLC (“Conduent”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between Conduent and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by Conduent through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to Conduent under Conduent’s contract with the New York Department of Health to provide a Medicaid Management Information Systems (the “NY MMIS Contract”). In the lawsuit, Conduent seeks damages in excess of one hundred fifty million dollars. During the first quarter of 2018, Conduent provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. Cognizant has asserted counterclaims against Conduent in the lawsuit seeking damages in excess of twenty-two million dollars and may assert additional counterclaims in the future and seek additional damages. Conduent has responded to Cognizant’s counterclaims by denying the allegations. Conduent will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome.

Other Matters

On January 5, 2016, the Consumer Financial Protection Bureau (the "CFPB") notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. XES submitted its response to the NORA. The CFPB’s NORA stems from an inquiry that commenced in 2014 when XES received and responded to a CFPB Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the U.S. Department of Education (the "Department") and the CFPB certain adjustments of which it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB, the U.S. Department of Education, the U.S. Department of Justice, the New York Office of the Attorney General, the New York Department of Financial Services and the Massachusetts Office of the Attorney General began similar reviews. XES has cooperated and continues to fully cooperate with all regulatory agencies and resolved the Massachusetts Office of the Attorney General investigation in November 2016. Both as a result of these inquiries, its own reviews of operations and work performed by external auditors, XES has identified certain other operational issues requiring remediation, and this remediation work has commenced. XES disclosed these additional operational projects to the Department at the end of the second quarter of 2018 and is working with the Department to develop plans to complete these projects. In the third quarter of 2018, the Company exited the Student Loan Services business. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which the Company serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced. The Company could in future periods incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Conduent Q3 2018 Form 10-Q

Other Contingencies

Certain contracts, primarily in the Company's Public Sector segment, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2018, the Company had $631 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $345 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Credit Facility) to allow it to respond to future requests for proposals that require such credit support.

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

Note 13 – Shareholders’ Equity

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Conduent Shareholders' Equity
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$3,529
Cash dividends paid - preferred stock	—	—	(7)	—	(7)
Cumulative impact of adopting the new revenue standard	—	—	17	—	17
Reclassification of amounts impacted by Tax Reform	—	—	5	(5)	—
Stock option and incentive plans, net	—	21	—	—	21
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(276)	—	(276)
Other comprehensive income (loss), net	—	—	—	75	75
Total Comprehensive Income (Loss), Net	—	—	(276)	75	(201)
Balance at September 30, 2018	$2	$3,871	$(90)	$(424)	$3,359

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Conduent Shareholders' Equity
Balance at December 31, 2016	$2	$3,812	$—	$(526)	$3,288
Cash dividends paid - preferred stock	—	—	(7)	—	(7)
Stock option and incentive plans, net	—	22	—	—	22
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(27)	—	(27)
Other comprehensive income (loss), net	—	—	—	36	36
Total Comprehensive Income (Loss), Net	—	—	(27)	36	9
Balance at September 30, 2017	$2	$3,834	$(34)	$(490)	$3,312

Conduent Q3 2018 Form 10-Q

Note 14 – Earnings per Share

We did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data. Shares in thousands)	2018	2017	2018	2017
Basic Earnings (Loss) per Share:
Net income (loss) from continuing operations	$(237)	$(17)	$(276)	$(31)
Accrued dividends on preferred stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	(239)	(19)	(283)	(38)
Net income (loss) from discontinued operations	—	—	—	4
Adjusted Net Income (Loss) Available to Common Shareholders	$(239)	$(19)	$(283)	$(34)
Weighted average common shares outstanding	206,605	204,356	205,739	203,838

Basic Earnings (Loss) per Share:
Continuing operations	$(1.16)	$(0.09)	$(1.38)	$(0.19)
Discontinued operations	—	—	—	0.02
Basic Earnings (Loss) per Share	$(1.16)	$(0.09)	$(1.38)	$(0.17)

Diluted Earnings (Loss) per Share:
Net income (loss) from continuing operations	$(237)	$(17)	$(276)	$(31)
Accrued dividends on preferred stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	(239)	(19)	(283)	(38)
Net income (loss) from discontinued operations	—	—	—	4
Adjusted Net Income (Loss) Available to Common Shareholders	$(239)	$(19)	$(283)	$(34)
Weighted average common shares outstanding	206,605	204,356	205,739	203,838
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance units / shares	—	—	—	—
Adjusted Weighted Average Common Shares Outstanding	206,605	204,356	205,739	203,838
Diluted Earnings (Loss) per Share:
Continuing operations	$(1.16)	$(0.09)	$(1.38)	$(0.19)
Discontinued operations	—	—	—	0.02
Diluted Earnings (Loss) per Share	$(1.16)	$(0.09)	$(1.38)	$(0.17)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	193	415	193	415
Restricted stock and performance shares/units	5,097	7,021	5,097	7,021
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive Securities	10,683	12,829	10,683	12,829

Note 15 – Subsequent Event

In October 2018, the Company announced its agreement to acquire Health Solutions Plus (HSP), a leading software provider of healthcare payer administration solutions for approximately $98 million.

Conduent Q3 2018 Form 10-Q

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

Overview

We are a leading provider of digital business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience. Our strategy is to drive portfolio focus, operational discipline sales and delivery excellence and innovation, complemented by tightly aligned investments. Headquartered in Florham Park, New Jersey, we have a team of approximately 84,000 people as of September 30, 2018, who serves customers in 26 countries.

Financial Review of Operations

	Three Months Ended September 30,		2018 vs. 2017
($ in millions)	2018	2017	$ Change	% Change
Revenue	$1,304	$1,480	$(176)	(12)%
Cost of Services	1,054	1,219	(165)	(14)%
Gross Margin	250	261	(11)	(4)%

Operating Costs and Expenses
Research and development	3	4	(1)	(25)%
Selling, general and administrative	142	144	(2)	(1)%
Restructuring and related costs	31	22	9	41%
Amortization of acquired intangible assets	60	60	—	—%
Interest expense	22	35	(13)	(37)%
Separation costs	—	2	(2)	(100)%
(Gain) loss on divestitures and transaction costs	54	(16)	70
Litigation costs (recoveries), net	78	6	72
(Gain) loss on extinguishment of debt	108	—	108	100%
Other (income) expenses, net	4	(9)	13	(144)%
Total Operating Costs and Expenses	502	248	254	102%

Income (Loss) Before Income Taxes	(252)	13	(265)
Income tax expense (benefit)	(15)	30	(45)	(150)%
Income (Loss) From Continuing Operations	$(237)	$(17)	$(220)

Conduent Q3 2018 Form 10-Q

	Nine Months Ended September 30,		2018 vs. 2017
($ in millions)	2018	2017	$ Change	% Change
Revenue	$4,111	$4,529	$(418)	(9)%
Cost of Services	3,347	3,766	(419)	(11)%
Gross Margin	764	763	1	—%

Operating Costs and Expenses
Research and development	8	11	(3)	(27)%
Selling, general and administrative	436	466	(30)	(6)%
Restructuring and related costs	68	76	(8)	(11)%
Amortization of acquired intangible assets	181	182	(1)	(1)%
Interest expense	92	105	(13)	(12)%
Separation costs	—	8	(8)	(100)%
(Gain) loss on divestitures and transaction costs	9	(41)	50	(122)%
Litigation costs (recoveries), net	113	(14)	127
(Gain) loss on extinguishment of debt	108	—	108	100%
Other (income) expenses, net	1	(10)	11	(110)%
Total Operating Costs and Expenses	1,016	783	233

Income (Loss) Before Income Taxes	(252)	(20)	(232)
Income tax expense (benefit)	24	11	13	118%
Income (Loss) From Continuing Operations	$(276)	$(31)	$(245)

Revenue

Revenue for the three and nine months ended September 30, 2018 decreased, compared to the prior year periods, mainly due to the impact from adopting the accounting guidance related to revenue recognition, which is also referred to herein as the "new revenue standard", divestitures completed in 2017 and 2018, strategic decisions by management as part of our portfolio rationalization, including exiting certain unprofitable contracts and contract losses. Partially offsetting these declines were increases from the ramp of new business.

Cost of Services

Cost of services for the three and nine months ended September 30, 2018 decreased, compared to the prior year periods, mainly driven by the impact from adopting the new revenue standard, reductions in real estate, information technology and labor costs from our strategic transformation initiatives, lost business, strategic contract actions taken by management as part of portfolio management, lower volumes and divestitures completed in 2017 and 2018.

Gross Margin

The trends for Gross margin decreased for the three months and remained flat for the nine months ended September 30, 2018, compared to the prior year periods. This was driven primarily by the divestitures completed in 2018 and loss of business. Excluding the impact from divestitures completed in 2018, gross margin increased due to the impact of cost and productivity improvements, including reductions in real estate, information technology and labor costs from our strategic transformation initiatives and exiting or remediating certain underperforming contracts.

Selling, General and Administrative (SG&A)

Lower SG&A for the three and nine months ended September 30, 2018, compared to the prior year periods, was reflective of the impact of our strategic transformation initiatives, primarily due to reductions in labor costs.

Conduent Q3 2018 Form 10-Q

Restructuring and Related Costs

Restructuring and related costs for the three months ended September 30, 2018, include $11 million of severance costs due to headcount reductions of approximately 1,400 employees worldwide and $21 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the three months ended September 30, 2017, include $4 million of severance costs due to headcount reductions of approximately 700 employees worldwide and $18 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the nine months ended September 30, 2018, include $30 million of severance costs due to headcount reductions of approximately 2,800 employees worldwide and $38 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the nine months ended September 30, 2017, include $33 million of severance costs due to headcount reductions of approximately 3,200 employees worldwide and $35 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint and $8 million of strategic transformation costs.

Management continues to evaluate the Company's business and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made or actions are completed.

Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

Interest expense represents interest on long-term debts and the amortization of debt issuance costs. Decrease in Interest expense for the three months ended September 30, 2018, compared to the prior year period, was driven primarily by the repricing of the term loans and repayment of debt in July 2018.

Decrease in Interest expense for the nine months ended September 30, 2018, compared to the prior year period, was driven primarily by the repricing of the term loans and repayment of debt in July 2018, partially offset by the write-off of debt issuance costs for certain loans that were refinanced in June 2018. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional information.

(Gain) Loss on Divestitures and Transaction Costs

The loss for the three months ended September 30, 2018, compared to the prior year period gain, was driven primarily by a $47 million impairment charge and transaction costs. The gain for the three months ended September 30, 2017 was due to a $16 million gain from divestitures.

The loss for the nine months ended September 30, 2018, was driven by a $47 million impairment charge and transaction costs, partially offset by net gains from divestitures. The gain for the nine months ended September 30, 2017 was due to a $25 million gain from sale of property located in Dallas and a $16 million gain from divestitures.

Litigation Costs (Recoveries), Net

Increase in net litigation costs for the three months ended September 30, 2018, compared to the prior year period, was primarily due to an increase in the reserve for the State of Texas litigation.

Increase in net litigation costs for the nine months ended September 30, 2018, compared to the prior year period, was primarily due to increases in reserves for the State of Texas litigation and Student Loan Service exposures and a reserve for certain terminated contracts that are subject to litigation.

Refer to Note 11 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

Conduent Q3 2018 Form 10-Q

(Gain) Loss on Extinguishment of Debt

The loss on extinguishment of debt for the three and nine months ended September 30, 2018, related to the premium paid for the substantial buyback of the 10.5% Senior Notes due 2024.

Refer to Note 6 – Debt to the Condensed Consolidated Financial Statements for additional information regarding the debt redemption.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted. The income tax effects of the Tax Reform have been initially accounted for on a provisional basis pursuant to the SEC staff guidance on income taxes. Reasonable estimates for all material tax effects of the Tax Reform have been provided and adjustments to provisional amounts will be made in subsequent reporting periods as information becomes available to complete provisional computations. In the quarter ended September 30, 2018, an additional income tax benefit of $4.8 million associated with the Tax Reform was recognized on a provisional basis for the filing and anticipated filing of the U.S. federal and state tax returns, respectively, for the tax year ended December 31, 2017.

The effective tax rate for the three months ended September 30, 2018 was 6.0%, compared with 230.8% for the three months ended September 30, 2017. The September 30, 2018 rate was lower than the U.S. statutory rate of 21%, primarily due to tax impacts from the divestitures. As a result of higher projected U.S. Federal taxable income caused by the divestitures, the Company is not expected to be subject to Base Erosion Anti-Abuse Tax (BEAT) in 2018. The effective tax rate for the three months ended September 30, 2017 was higher than the statutory tax rate of 35%, primarily due to a taxable gain on the termination of the Company's Corporate Owned Life Insurance (COLI) plan and gains on U.S. divestitures.

Excluding the impact of divestitures, the State of Texas litigation reserve, the loss on extinguishment of debt, charges for amortization of intangible assets, restructuring and divestiture related costs, the adjusted effective tax rate without a BEAT tax for the three months ended September 30, 2018 was 25.6%. The adjusted effective tax rate was 36.8% for the three months ended September 30, 2017, predominantly impacted by the exclusion of tax on the termination of COLI, gains on U.S. divestitures and amortization of intangible assets.

The effective tax rate for the nine months ended September 30, 2018 was (9.5)%, compared with (55.0)% for the nine months ended September 30, 2017. The September 30, 2018 rate was lower than the U.S. statutory rate of 21%, primarily due to pre-tax loss and tax from the divestitures, partially offset by U.S. foreign tax credits. As a result of higher projected U.S. Federal taxable income caused by the divestitures, the Company is not expected to be subject to BEAT in 2018. The effective tax rate for the nine months ended September 30, 2017 was lower than the statutory tax rate of 35%, primarily due to pre-tax loss and tax from taxable gain on the termination of the COLI and gains on U.S. divestitures.

Excluding the impact of divestitures, the State of Texas litigation reserve, the loss on extinguishment of debt, charges for amortization of intangible assets, restructuring and divestiture related costs, the adjusted effective tax rate without a BEAT tax for the nine months ended September 30, 2018 was 23.9%. The adjusted effective tax rate was 35.0% for the nine months ended September 30, 2017, predominantly impacted by the exclusion of the tax on the termination of the COLI, gains on U.S. divestitures and amortization of intangible assets.

Operations Review of Segment Revenue and Profit

Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for the following two segments:

•	Commercial Industries, and

•	Public Sector.

Conduent Q3 2018 Form 10-Q

Beginning in 2018, the Company moved the Health Enterprise business from Other segment into Public Sector segment. In addition, the Company moved the historical results of the businesses that were divested during the third quarter of 2017 to Other segment from both the Commercial Industries and the Public Sector segments. Also in the third quarter of 2018, the Company moved the historical results of the 2018 divested businesses to the Other segment from both the Commercial Industries and the Public Sector segments.

Other segment also includes our Student Loan Services business, which we exited in the third quarter of 2018. As a result, any remaining costs for the Student Loan Services transition have been reflected in Other (income) expenses, net.

We are modernizing a significant portion of our information technology infrastructure with new systems and processes and consolidating our data centers as part of our transformation initiatives. We expect that these changes will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations. See Part II Item 1A – Risk Factors for additional information.

As disclosed in our 2017 Form 10-K, our annual quantitative impairment test of goodwill is performed in the fourth quarter. We continue to focus on profitable revenue growth and cost improvements in the business. However, there is a possibility that certain assumptions and estimates, including cash flow projections, used for the upcoming fourth quarter 2018 annual goodwill impairment analysis could cause the carrying values of the reporting units to be materially impacted.

Revenues by segment were:

($ in millions)	Commercial Industries	Public Sector	Other		Total
Three Months Ended Sept 30, 2018			Divestitures	Other
Total Revenue	$727	$520	$56	$1	$1,304
Profit (Loss)	$37	$65	$6	$(3)	$105
Adjusted EBITDA	$67	$85	$8	$(3)	$157

% of Total Revenue	55.8%	39.9%	4.3%	—%	100.0%
Adjusted EBITDA Margin	9.2%	16.3%	14.3%	(300.0)%	12.0%

Three Months Ended Sept 30, 2017
Total Revenue	$777	$543	$139	$21	$1,480
Profit (Loss)	$29	$46	$36	$2	$113
Adjusted EBITDA	$61	$70	$40	$3	$174

% of Total Revenue	52.5%	36.7%	9.4%	1.4%	100.0%
Adjusted EBITDA Margin	7.9%	12.9%	28.8%	14.3%	11.8%

Conduent Q3 2018 Form 10-Q

($ in millions)	Commercial Industries	Public Sector	Other		Total
Nine Months Ended Sept 30, 2018			Divestitures	Other
Total Revenue	$2,252	$1,547	$298	$14	$4,111
Profit (Loss)	$96	$166	$72	$(14)	$320
Adjusted EBITDA	$190	$227	$80	$(13)	$484

% of Total Revenue	54.8%	37.6%	7.2%	0.4%	100.0%
Adjusted EBITDA Margin	8.4%	14.7%	26.8%	(92.9)%	11.8%

Nine Months Ended Sept 30, 2017
Total Revenue	$2,384	$1,639	$442	$64	$4,529
Profit (Loss)	$62	$130	$91	$3	$286
Adjusted EBITDA	$163	$210	$104	$7	$484

% of Total Revenue	52.6%	36.2%	9.8%	1.4%	100.0%
Adjusted EBITDA Margin	6.8%	12.8%	23.5%	10.9%	10.7%

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three and nine months ended September 30, 2018 decreased, compared to prior year periods, primarily driven by strategic contract actions, businesses divested in 2018 and the impact of the new revenue standard, partially offset by revenue from new contracts and price increases from existing accounts.

Segment Profit and Adjusted EBITDA

Increase in the Commercial Industries segment profit and adjusted EBITDA margin for the three and nine months ended September 30, 2018, compared to prior year periods, was mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives and from increases in new business, partially offset by the overall revenue decline from existing clients and investments, primarily in certain customer platforms and our sales force.

Public Sector Segment

Revenue

Public Sector revenue for the three and nine months ended September 30, 2018, decreased compared to prior year periods, primarily driven by strategic contract actions, businesses divested in 2018 and the impact of the new revenue standard, contract losses and lower volumes, partially offset by certain price increases from contract remediation and ramp of new business.

Segment Profit and Adjusted EBITDA

Increase in the Public Sector segment profit and adjusted EBITDA margin for the three and nine months ended September 30, 2018, compared to prior year periods, was mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives and contract remediation, partially offset by the overall revenue decline from existing clients and investment, primarily in certain customer platforms and our sales force.

Conduent Q3 2018 Form 10-Q

Other Segment

Revenue

Other revenue for the three and nine months ended September 30, 2018 decreased, compared to prior year periods, driven mainly by the divestitures completed in 2017 and 2018 and the run-off of our Student Loan Services business.

Segment Profit (Loss) and Adjusted EBITDA

Decrease in Other segment profit and adjusted EBITDA for the three and nine months ended September 30, 2018 were primarily due to divestitures completed in 2017 and 2018 and the run-off of our Student Loan Services business.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts. The amounts in the following table reflect the impact of our adoption of the new revenue recognition standard on January 1, 2018. Refer to Note 2 – Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements for further discussion of the impact of the adoption of this standard.

Signings were:

	Three Months Ended September 30,		2018 vs. 2017
($ in millions)	2018	2017	$ Change	% Change
New business TCV	$282	$390	$(108)	(28)%
Renewals TCV	489	658	(169)	(26)%
Total Signings	$771	$1,048	$(277)	(26)%

Recurring revenue signings(1)	$79	$92	$(13)	(14)%
Non-recurring revenue signings(2)	$64	$86	$(22)	(26)%

	Nine Months Ended September 30,		2018 vs. 2017
($ in millions)	2018	2017	$ Change	% Change
New business TCV	$1,060	$1,577	$(517)	(33)%
Renewals TCV	3,086	1,646	1,440	87%
Total Signings	$4,146	$3,223	$923	29%

Recurring revenue signings(1)	$258	$366	$(108)	(30)%
Non-recurring revenue signings(2)	$196	$287	$(91)	(32)%
___________

(1)	Recurring revenue signings are for contracts longer than one year.

(2)	Non-recurring revenue signings are for contracts shorter than one year.

Signings for the three months ended September 30, 2018 decreased, compared to the prior year, due to fewer renewal opportunities, decreased new business signings and a continued focus on only signing strategic wins with acceptable margins.

Signings for the nine months ended September 30, 2018 increased, compared to the prior year, mainly due to increased renewal activities, partially offset by new business signings decline due to a continued focus on strategic wins with acceptable margins.

Conduent Q3 2018 Form 10-Q

Renewal Rate

Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.

Excluding our strategic decision not to renew certain contracts, renewal rates for the three and nine months ended September 30, 2018 were 91% and 96%, respectively.

Capital Resources and Liquidity

At September 30, 2018 and December 31, 2017, total cash and cash equivalents were $586 million and $658 million, respectively. The Company has a Senior Revolving Credit Facility (”Revolving Credit Facility”) due 2022 with an aggregate available amount of $750 million, including a sub-limit for up to $300 million available for issuance of letters of credit, of which $12 million had been utilized to issue letters of credit at September 30, 2018.

As of September 30, 2018, there were $1.5 billion outstanding borrowings under our Credit Agreement of which $49 million was due within one year. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional debt information.

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2018	2017	Better (Worse)
Net cash provided by (used in) operating activities	$30	$64	$(34)
Net cash provided by (used in) investing activities	534	122	412
Net cash provided by (used in) financing activities	(627)	(111)	(516)

Operating activities: The decrease in cash generated from operating activities was primarily attributable to higher tax payments related to gains from divestitures, decline in working capital and restructuring payments.

Investing activities: The increase in cash generated from investing activities was primarily due to the proceeds from the divestitures, partially offset by increased spending for capital expenditures.

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

Conduent Q3 2018 Form 10-Q

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

•	(Gain) loss on divestitures and transaction costs. Represents (gain) loss on divested businesses and transactions costs.

•	Litigation costs (recoveries), net. Litigation costs (recoveries), net represents reserves for certain terminated contracts that are subject to litigation.

•	(Gain) loss on extinguishment of debt. Represents premium on debt extinguishment and write down of the associated unamortized discount and issuance costs.

•	Other (income) expenses, net. Other (income) expenses, net includes currency (gains) losses, net and all other (income) expenses, net.

•	New York Medicaid Management Information System (NY MMIS) charge (credit). Costs associated with the Company not fully completing the State of New York Health Enterprise Platform project.

•	Health Enterprise charge (credit) (HE charge). Costs associated with not fully completing the Health Enterprise Medical platform projects in California and Montana.

Conduent Q3 2018 Form 10-Q

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

Net Income (Loss) and EPS Reconciliation:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(in millions, except per share data. Shares in thousands)	Net Income (Loss)	Diluted EPS	Net Income (Loss)	Diluted EPS
Income (Loss) from Continuing Operations	$(237)	$(1.16)	$(17)	$(0.09)
Adjustments:
Restructuring and related costs	31		22
Amortization of acquired intangible assets	60		60
Separation costs	—		2
(Gain) loss on divestitures and transaction costs	54		(16)
Litigation costs (recoveries), net	78		6
(Gain) loss on extinguishment of debt	108		—
Other (income) expenses, net	4		(9)
NY MMIS charge (credit)	(1)		1
HE charge (credit)	—		(3)
Less: Income tax adjustments(1)	(36)		2
Adjusted Net Income (Loss) and EPS	$61	$0.28	$48	$0.22

(GAAP Shares in thousands)
Weighted average common shares outstanding		206,605		204,356
Stock options		—		—
Restricted stock and performance units / shares		—		—
Adjusted Weighted Average Shares Outstanding(2)		206,605		204,356
(Non-GAAP Shares in thousands)
Weighted average common shares outstanding		206,605		204,356
Stock options		122		223
Restricted stock and performance units / shares		3,017		2,508
Adjusted Weighted Average Shares Outstanding(2)		209,744		207,087

Conduent Q3 2018 Form 10-Q

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(in millions, except per share data. Shares in thousands)	Net Income (Loss)	Diluted EPS	Net Income (Loss)	Diluted EPS
Income (Loss) from Continuing Operations	$(276)	$(1.38)	$(31)	$(0.19)
Adjustments:
Restructuring and related costs	68		76
Amortization of acquired intangible assets	181		182
Separation costs	—		8
(Gain) loss on divestitures and transaction costs	9		(41)
Litigation costs (recoveries), net	113		(14)
(Gain) loss on extinguishment of debt	108		—
Other (income) expenses, net	1		(10)
NY MMIS charge (credit)	(2)		10
HE charge (credit)	—		(8)
Less: Income tax adjustments(1)	(30)		(53)
Adjusted Net Income (Loss) and EPS	$172	$0.79	$119	$0.54

(GAAP Shares in thousands)
Weighted average common shares outstanding		205,739		203,838
Stock options		—		—
Restricted stock and performance units / shares		—		—
Adjusted Weighted Average Shares Outstanding(2)		205,739		203,838
(Non-GAAP Shares in thousands)
Weighted average common shares outstanding		205,739		203,838
Stock options		138		215
Restricted stock and performance shares		3,080		2,450
Adjusted Weighted Average Shares Outstanding(2)		208,957		206,503
 ___________

(1)	Reflects the income tax (expense) benefit of the adjustments. Refer to Effective Tax Rate reconciliation below for details.

(2)
Average shares for the 2018 and 2017 calculation of adjusted EPS excludes 5 million shares associated with our Series A convertible preferred stock and includes the impact of the preferred stock dividend of $2.4 million for both of the three months ended September 30, 2018 and 2017 and $7 million for both of the nine months ended September 30, 2018 and 2017, respectively.

Effective Tax Rate Reconciliation:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
($ in millions)	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate
As Reported from Continuing Operations	$(252)	$(15)	6.0%	$13	$30	230.8%
Non-GAAP adjustments(1)	334	36		63	(2)
Adjusted(2)	$82	$21	25.6%	$76	$28	36.8%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
($ in millions)	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate
As Reported from Continuing Operations	$(252)	$24	(9.5)%	$(20)	$11	(55.0)%
Non-GAAP adjustments(1)	478	30		203	53
Adjusted(2)	$226	$54	23.9%	$183	$64	35.0%
__________

(1)	Refer to Net Income (Loss) reconciliation for details of non-GAAP adjustments.

(2)
The tax impact of Adjusted Pre-tax income (loss) from continuing operations was calculated under the same accounting principles applied to the 'As Reported' pre-tax income (loss), which employs an annual effective tax rate method to the results with an adjustment for the accounting of BEAT and without regard to the business divestitures, the State of Texas litigation reserve, loss on extinguishment of debt, charges for amortization of intangible assets, restructuring and divestiture related costs.

Conduent Q3 2018 Form 10-Q

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

ITEM 1A — RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2017 Annual Report. Below are additions to our risk factors as previously reported in our 2017 Annual Report.

The Company’s business, operating results and reputation may be negatively impacted by failures or delays in our efforts to modernize our information technology infrastructure and to consolidate to fewer data centers.

We are modernizing a significant portion of our information technology infrastructure with new systems and processes and consolidating our data centers as part of our transformation initiatives. We expect that these changes will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations.

Conduent Q3 2018 Form 10-Q

As we replace systems and processes to modernize our information technology infrastructure, we continue to be required to meet Card Brand (Visa, Mastercard, American Express, Discover and JCB) operating rules, certification requirements and rules governing electronic funds transfers, including Payment Card Industry Data Security Standard (PCI DSS), a data security standard applicable to companies that collect, store or transmit payment card data. While we are taking steps to achieve future compliance for our new systems, we may not be compliant now, and in the future we may not be able to maintain compliance with PCI DSS. We are taking steps to achieve such compliance for our new systems, but we can not assure that these efforts will be successful in the time period required or at all. Any failure to comply fully or materially with PCI DSS now or at any point in the future may (i) violate payment card brand’s operating rules (ii) not be in compliance with the terms of our contracts with our customers and partners, which may provide customers the right to terminate contracts with us or to enforce provisions obligating us to reimburse them for any penalties or costs incurred by them as a result of our non-compliance, or subject us to other fines, penalties, damages or civil liability, and (iii) result in the loss of our ability to accept credit card payments, each of which could have a material adverse effect on our business, financial condition and results of operations.

The process of consolidating our data center involves inherent risks and may cause disruptions to our operations. In October 2018, we suffered a significant outage as a result of a data center migration, which resulted in unplanned system unavailability and disruption for our customers. The impact of this outage was not material to our financial results. We plan to undertake several data center migrations in the future and, in the course of these data migrations, could potentially experience significant service outages. Future service disruptions could hinder our ability to attract new customers, cause us to incur legal liability or issue service credits to our customers and cause us to lose current customers, each of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2018

During the quarter ended September 30, 2018, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2018

None.

Conduent Q3 2018 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent Q3 2018 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ ALLAN COHEN
Allan Cohen Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: November 9, 2018

Conduent Q3 2018 Form 10-Q