Form 10-K
period 2018-12-31
CONDUENT Inc
filed 2019-02-28
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2018 was $3,809,514,932.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2019
Common Stock, $0.01 par value	211,601,559

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference the Registrant's Notice of 2019 Annual Meeting of Shareholders and Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

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
Such factors include, but are not limited to: government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information, and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our continuing emphasis on and shift toward technology-led digital transactions; customer decision-making cycles and lead time for customer commitments; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to modernize our information technology infrastructure and consolidate data centers; our ability to comply with data security standards; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We do not intend to update these forward-looking statements, except as required by law.

CONDUENT INCORPORATED
FORM 10-K
December 31, 2018

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, unless the content otherwise dictates, "Conduent", the "Company", "we" or "our" mean Conduent Inc. and its consolidated subsidiaries.

Our Business

Conduent is a leading provider of business process services with expertise in managing operations involving high volume, repeatable and individualized interactions. The Company's portfolio covers both front office and back office operations; however, the majority of its revenue and differentiation derives from engagements where it serves on behalf of its clients to manage end-user interactions across a wide-range of domains. Examples include payments, collections, benefit administration and end-user communication services. The Company creates value for its clients through more efficient service delivery combined with a personalized and seamless experience for the end-user. The Company applies its expertise, technology and innovation to continually modernize its offerings for improved customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics.

On December 31, 2016, Conduent Incorporated (formerly known as the BPO business) spun-off from Xerox Corporation, pursuant to the Separation and Distribution Agreement between the Company and Xerox Corporation (Separation). As a result of the spin-off, we now operate as an independent, publicly traded company on the New York Stock Exchange, under the ticker "CNDT".

With approximately 82,000 employees globally as of December 31, 2018, we provide differentiated services to clients spanning small, medium and large businesses and to governments around the world.

Our Transformation

We have a portfolio of businesses that we are optimizing and effectively targeting attractive growth areas in a rapidly evolving business process services industry. We have taken significant actions to improve our profitability and drive growth with a more focused portfolio of services.

Key initiatives include:

•
Realigned Delivery. During 2018, we reorganized the business to better align to our vertical go-to-market strategy and to our global delivery capabilities. We believe this operating structure will allow us to better integrate and tailor business solutions for our customers.

•
Divested Non-Core Assets. We divested four businesses in 2018 for aggregate proceeds of $703 million in cash. These divestitures enabled us to increase our focus on areas where we have a competitive advantage.

•
Increased Use of Automation. We have developed and deployed a set of advanced software-based automation tools as part of our service delivery operations. These tools reduce the amount of repetitive, manual labor required to deliver many of our services and improve service quality through lower error rates and faster processing times.

•
Real Estate, Infrastructure and Selling, General and Administrative (SG&A). We have significantly reduced the number of our leased and owned properties from 339 to 266 and reduced our information technology infrastructure spending. We have also reduced our SG&A costs from $611 million in 2017 to $560 million in 2018.

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

Conduent Inc. 2018 Annual Report     1

Our Market Opportunity

We estimate our addressable market size in the global business process service industry at approximately $201 billion in 2018, according to third party industry reports, and we are a leader across several segments of this large, diverse and growing market. Providing business process services is complex and multi-faceted with services that span many industries.

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

Segments

During 2018, in an effort to better reflect how we manage our business, we segregated our Public Sector segment into Government Services (including Health Enterprise, which was previously reported in Other segment) and Transportation segments. In addition, the Company also reclassified the operating results of our divestitures from the reportable segments to Other segment and separately reflected Shared IT/Infrastructure & Corporate Costs. All prior periods presented have been revised to reflect these changes.

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

•	Our Government Services segment provides government-centric business process services and subject matter experts to U.S. federal, state and local and foreign governments.

•
Our Transportation segment provides systems and support to transportation departments and agencies globally. Primary offerings include support for electronic toll collection, public transit, parking and photo enforcement.

Other represents our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

We present segment financial information in Note 2 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference. The discussion below highlights our segment revenues for the year ended December 31, 2018.

Conduent Inc. 2018 Annual Report     2

Commercial Industries

Our Commercial Industries segment is our largest segment, with $2.5 billion in revenues in 2018, representing 47.2% of total revenues. Across the Commercial Industries segment, we deliver end-to-end business-to-business and business-to-customer services that enable our clients to optimize their key processes. Our multi-industry competencies include omni-channel communications, human resource management and finance and accounting services. These services are complemented by innovative industry-specific services such as payment integrity solutions to clients in the healthcare payer space, care and quality analytics, workflow solutions and software adoption services to healthcare provider clients, personalized product information for clients in the automotive industry, source-to-pay solutions for clients in the manufacturing industry, revenue generation and clinical services for clients in the pharmaceutical and life sciences industries, end-user engagement and marketing services for clients in the Retail industry, and mortgage and consumer loan processing for clients in the Financial Services industry.

Government Services

Our Government Services segment generated revenues of $1.4 billion in 2018, representing 25.1% of our total revenues. This segment provides government-centric business process services to U.S. federal, state and local governments for public assistance program administration, transaction processing and payment services. In order to provide targeted support to our government clients, our Government Services segment is organized into several primary businesses:

•
Federal, State and Local Government: We support our government clients with services targeting key civilian agencies within federal, state and local governments, as well as government administrative offices. Our depth of agency-specific expertise combined with our scale allows us to deliver and manage programs at all levels of government. Our broad set of services includes public assistance program administration such as child support, pension administration, records management, electronic benefits, eligibility and payment cards, unclaimed property, disease management and software offerings in support of federal, state and local government agencies.

•
Payments: With more than $75 billion disbursed annually, we are a leader in government payment disbursements for federally sponsored programs like Supplemental Nutritional Assistance Program (SNAP, commonly known as food stamps) and Women, Infant and Children (WIC) as well as government initiated cash disbursements such as child support, unemployment and federal social security. We provide our payment card services which include branded prepaid debit card (Visa and Mastercard), Electronic Benefit Transfer (EBT for SNAP and WIC) and Electronic Child Care to 35 states and the U.S. Treasury with a diversified portfolio consisting of 165 different payment programs nationwide.

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

Transportation

Our Transportation segment generated revenues of $0.7 billion in 2018, representing 13.5% of our total revenues. This segment provides revenue-generating transportation services to government clients in 24 countries. Our services include support for electronic toll collection, public transit, parking and photo enforcement. Across these offerings, we manage key processes on behalf of our clients including fee collection, compliance and violation management, notifications, statements and reporting. These innovative services significantly improve individual travel experiences, optimize how vehicles and goods move efficiently within cities, digitize integrated modes of transportation and help our government clients to better serve their constituents.

Other

Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018. In 2018, Other accounted for $0.8 billion of revenues, representing 14.2% of total revenues.

Conduent Inc. 2018 Annual Report     3

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

Industry-Specific Services

Commercial Industry-Specific Services

Examples of the services we offer include personalized product information for automotive clients, source to pay solutions for manufacturing clients, care integration and coordination, member health risk assessments and payment integrity (such as recovering claims from the appropriate payers) for healthcare clients, mortgage and consumer loan processing for financial institution clients and customized workforce learning solutions for aerospace clients.

Transportation Services

The transportation services we offer include support for electronic toll collection, public transit, parking and photo enforcement. Across these offerings, we manage key processes on behalf of our clients including fee collection, compliance and violation management, notifications, statements and reporting.

Government Services

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

Payment Services

Prepaid Cards: We are an extensive provider of VISA and MasterCard prepaid debit cards, as well as other electronic payment cards in support of U.S. government benefit programs such as Social Security, the Supplemental Nutrition Assistance Program (formerly known as food stamps), the Special Supplemental Nutrition Program for Women, Infants and Children and other specialized Electronic Benefits Transfer programs. Our secure payment services reduce fraud and eliminate paper checks by disbursing electronic payments directly to end-users, even those without bank accounts. Our proprietary processing platform, significant operational expertise, advanced fraud analytics and adoption of Europay, MasterCard and Visa chip-enabled technology put us in the forefront of the Prepaid Card industry.

Conduent Inc. 2018 Annual Report     4

Health Savings Accounts (HSA): We provide clients with a simplified approach to help their employees manage their health care costs and accumulate wealth with tax-advantaged accounts. We consolidate administration of all health spending accounts onto one common platform, including HSA, Health Reimbursement Arrangements, Flexible Spending Accounts and Health Incentive Accounts. By consolidating and integrating the management of health spending accounts, we help our clients improve benefit enrollment and account opening, consolidate customer service, simplify communications and streamline account funding and management. As of December 31, 2018, we had approximately 1 million active HSA accounts and $2.5 billion of assets under management within our HSA offering.

Child Support Payments: We are an industry leader of State Government Disbursement Units in the U.S. for child support payments. We collect payments from non-custodial parents via check, credit card and transfers from employee payroll systems and disburse payments to the beneficiaries.

End-User Engagement

We offer a range of services that help our clients support their end-users. This includes in-bound and out-bound call support for both simple and complex transactions, technical support and patient assistance. We also provide multi-channel communication support (both print and digital) across a range of industries.

Human Resources Services

We help our clients support their employees at all stages of employment from initial on-boarding through retirement, as well as HSA administration. We offer clients a range of customized advisory, technology and administrative services that improve the ability of employees to manage their benefits, professional development and retirement planning. Also, we assist our clients with workers' compensation claims management.

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

Conduent Inc. 2018 Annual Report     5

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

•
Healthcare. U.S. healthcare spending was estimated to have represented 17.9% of GDP in 2017 and is projected to grow at an average rate of 5.5% per year for 2017-2026. As one of the most regulated industries, healthcare providers must balance increased utilization with heightened complexity and new financial pressures such as government budget challenges to significantly reduce reimbursements, reimbursement penalties for hospital readmissions and a shift from fee-for-service to “value-based” population health management. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving 19 of the top 20 U.S. managed healthcare plans and providing administrative and care management solutions to Medicaid programs and federally funded U.S. government healthcare programs in 24 states, Puerto Rico and the District of Columbia.

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

Global delivery expertise. Our scale and global delivery network enables us to deliver our proprietary technology, differentiated service offerings and service capabilities expertly to clients around the world. We have operations in India, Philippines, Jamaica, Guatemala, Mexico, Romania, Dominican Republic and several locations within the United States, giving our customers the option for "onshore" or "offshore" outsourced business process services. This global delivery model enables us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2018, 49% of our employees were located in high cost countries and 51% were located in low cost countries.

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

Conduent Inc. 2018 Annual Report     6

Stable recurring revenue model supported by a loyal, diverse client base. We have a broad and diverse base of clients in 26 countries across geographies and industries, including Fortune 1000 companies, small and midsize businesses and governmental entities. Our close client relationships and successful client execution support our stable recurring revenue model and high renewal rates. Excluding our strategic decision not to renew certain contracts, renewal rates for 2018 and 2017 were 95% and 94%, respectively.

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

Optimize and strengthen our services capabilities. We plan to optimize our services capabilities and strengthen several core areas, including Transaction Processing, Finance and Accounting and Prepaid Card services by building out our services offerings and continuing to improve our competitive strengths. We have divested non-core assets, refocused our business towards higher margin growing segments and consolidated delivery operations to enable greater productivity. Within Transaction Processing, we intend to continue to build industry-specific service offerings and advance inbound and outbound processing capabilities. Within End-User Engagement, we intend to capitalize on our global scale, cost efficiencies and our ability to provide seamless communications between our clients and their end-users through traditional (e.g., voice) and digital (e.g., web, mobile and Internet of Things) channels. In Prepaid Cards, we plan to continue to leverage our scalable platform to help our clients simplify their payment disbursement processes.

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

Competition

Although we encounter competition in all areas of our portfolio, we lead across many areas of our principal businesses. We compete on the basis of technology, performance, price, quality, reliability and customer service and support. In the current political environment in the U.S. and other territories, we also consider our "onshore" delivery capacity to be a competitive advantage. We participate in a highly competitive and rapidly evolving market, driven by changes in industry standards and demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Our competitors include:

•	Large multinational service providers such as CGI Group, Accenture, Aon Hewitt, Cognizant, Hewlett-Packard Enterprise, IBM, Teletech and Teleperformance;

•	Traditional Business Process Outsourcing companies such as Genpact, ELX Services, Exela Technologies and WNS Global Services;

•	Payroll processing and human capital management providers such as ADP and Paychex;

Conduent Inc. 2018 Annual Report     7

•	Healthcare-focused IT and service solutions providers such as Cerner and Maximus;

•	U.S. Federal focused government services such as CACI International and DXC Technology;

•	Transportation multi-nationals such as Roper/TransCore, Cubic and Kapsch; and

•	Smaller niche business processing service providers and in-house departments that perform functions that could be outsourced to us.

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

Our Geographies

We provide services globally and we have a diversified geographic delivery network, including a significant presence within the U.S. In 2018, approximately 12% of our revenues were generated by clients outside the United States. In 2018, our revenues by geography were as follows: $4,748 million in the United States (88% of total revenues), $497 million in Europe (9% of total revenues) and $148 million from the rest of the world (3% of total revenues). We present geographical information in Note 2 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Automation—Create simple, automated and touchless business processes to drive lower costs, higher quality and increased agility. Businesses require agility to quickly respond to market changes and new customer requirements. To enable greater business process agility, our R&D goals are to simplify, automate and enable business processes via flexible platforms that run on robust and scalable infrastructures. Automation of business processes benefits from our strong image, video and robotic processing, as well as our machine learning capabilities. Application of these methods to business processes enables technology to perform tasks that today are performed manually. Examples include providing automation solutions in transportation by aggregating and automatically applying business rules to simplify toll payments, using our state-of-the-art video and image analytics to reduce the need for manual review of license plates in tolling and toll adjustment scenarios, analyzing data on eligibility claims and checking for correctness on applications. The scope of automation is applied across our portfolio of services and is a key element of our ongoing strategy of modern, efficient services.

Conduent Inc. 2018 Annual Report     8

Personalization—Augment humans by providing secure, real-time and context-aware personalized products and services. Whether business correspondence, personal communication, manufactured items or information service, personalization increases the value to the recipient. Our R&D investments lead to technologies that improve the efficiency, economics and relevance of business services, such as customer care and health and welfare services. For example, in our current customer care service offerings, the human touch is seamlessly added as our software automatically takes telephony data and merges it with customer records pulled from multiple sources to seamlessly create targeted scripts and flows. This allows the agent to have the caller’s data readily available and provide a more personal experience to the customer—whether on the phone or online. In toll systems, our systems automatically pull up a customer’s name, verify their information and prompt them for unpaid tolls. In transit systems, our mobile app aggregates and calculates the time, cost, carbon footprint and health benefits from walking, biking, driving, parking and taking public transit. For health and welfare, our systems provide state-of-the-art personalized delivery to ensure the best utilization of funds for the neediest populations.

Analytics—Transform big data into useful information to support better decision making. Competitive advantage can be achieved by better utilizing available and real-time information. Today, information resides in an ever increasing universe of servers, repositories and formats. The vast majority of information is unstructured, including text, images, voice and videos. We seek to better manage large data systems in order to extract business insights to provide our clients with actionable recommendations and new services. Tailoring these methods to various industry applications leads to new customer value propositions. In hospitals, we mine usage and clinical indicators to improve patient experiences. We also help our healthcare clients identify waste and fraud by identifying networks of providers and patients with suspicious behavior, such as sudden and dramatic increases in a provider’s level of business or unusual or illogical patient treatment sequences. In transportation, we enable transport and parking operators to better understand and predict commuter needs, including adherence to schedules, passenger loading levels, car park utilization rates and the impact of varying factors, such as weather and schedule variations. In our card payment services business, we perform geo location analytics to predict potential fraud behaviors to assure monies are being distributed to the intended recipients.

Intellectual Property

Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 1,011 patents and pending applications. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. These patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general, no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

Our business relies on software provided to an approximately equal extent, by both internal development and external sourcing to deliver our services. With respect to internally developed software, we claim copyright on all such software, registering works which may be accessible to third parties. In addition, we rely on maintaining source code confidentiality to assure our market competitiveness. With respect to externally sourced software, we rely on contracts assuring our continued access for our business usage.

In the United States, we own 87 trademarks, which are either registered or applied for, reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third party challenges, or on other grounds. We vigorously enforce and protect our trademarks.

People and Culture

We draw on the business and technical expertise of our talented and diverse global workforce to provide our clients with high-quality services. Our business leaders bring a strong diversity of experience in our industry and a track record of successful performance and execution.

Conduent Inc. 2018 Annual Report     9

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

In the United States, Conduent complies with Equal Employment Opportunity guidelines and all applicable federal, state and local laws that govern the hiring and treatment of our employees.

As of December 31, 2018, we had approximately 82,000 employees globally, with 43% located in the United States and the remainder located primarily in India, Philippines, Jamaica, Guatemala and Mexico.

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

We have a strong performance management system in place that requires all employees to engage with their managers on goal-setting and performance feedback, enabling personal and professional development. There is a strong emphasis on mentorship and coaching, both formal and informal, to help employees get to the next level in their careers. We enable this by developing management capability for our frontline leaders to ensure they are able to coach and mentor their teams and engage in constructive and continuous two-way dialogue.

Corporate Ethics

Our commitment to business ethics represents more than a declaration to do the right thing. It has become an integral part of the way we do business. We operate according to our ethics and compliance program, which is designed to meet general governance and specific industry and regulatory requirements with a focus on values, culture and performance with integrity. Conduent has a business ethics program, which is overseen by the business ethics office, and a code of business conduct (Code), which serves as the foundation of our business ethics program. The Code sets forth our expectations for ethical leadership, performance with integrity and compliance with company policies and the law. In addition, the Code embodies and reinforces Conduent’s commitment to integrity and helps employees resolve ethics and compliance concerns consistent with operating principles and legal and policy controls. In addition, our employees are required to complete business ethics training annually and we periodically solicit their input to gauge the state of Conduent’s ethical culture and help identify areas for improvement.

Our directors must act in accordance with our Code of Business Conduct and Ethics for Members of the Board; our principal executive officer, principal financial officer and principal accounting officer, among others, must act in accordance with our Finance Code of Conduct; and all of our executives and employees must act in accordance with our Code of Business Conduct. Each of these codes of conduct can be accessed through our website at www.conduent.com/corporate-governance. They are also available to any shareholder who requests them in writing addressed to Conduent Incorporated, 100 Campus Drive Suite 200, Florham Park, NJ 07932, Attention: Corporate Secretary. We will disclose any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics for members of the Board and, our Code of Business Conduct and our Finance Code of Conduct for our officers on our website as promptly as practicable, and consistent with the requirements of applicable U.S. Securities and Exchange Commission (SEC) and New York Stock Exchange rules.

Seasonality

Our revenues can be affected by various factors such as our clients’ demand pattern for our services. These factors have historically resulted in higher revenues and profits in the fourth quarter.

Conduent Inc. 2018 Annual Report     10

Other

Conduent Incorporated is a New York corporation, organized in 2016. Our principal executive offices are located at 100 Campus Drive, Florham Park, New Jersey 07932. Our telephone number is (844) 663-2638.

In the Investor Information section of our Internet website, you will find our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. We make these documents available as soon as we can after we have filed them with, or furnished them to, the SEC.

Our Internet address is www.conduent.com.

ITEM 1A. RISK FACTORS

Our government contracts are subject to appropriation of funds, termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.

A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, and some of our revenues are derived from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, failures to enact appropriation legislation (e.g., a government "shut-down"), government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt or funding constraints, could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Additionally, if the government discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could materially adversely affect our results of operations and financial condition. Moreover, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

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

Conduent Inc. 2018 Annual Report     11

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

Our ability to service our customers and clients and deliver and implement solutions depends to a large extent on third-party providers such as subcontractors, a relatively small number of primary software vendors, software application developers, utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. Recently, we have experienced suboptimal performance from an inherited legacy technology vendor, which has caused certain operational challenges and customer delivery performance issues that we have been aggressively addressing. Our results of operations and financial condition could be materially adversely affected and we might incur significant additional liabilities (a) if we are unable to adequately renegotiate these legacy contracts, or (b) if any of our third-party providers (1) do not meet their service level obligations, (2) do not meet our or our clients’ expectations, (3) terminate or refuse to renew their relationships with us, or (4) offer their products to us with less advantageous prices and other terms than previously offered.

Failure to deliver on our contractual obligations properly and on time could materially adversely affect our results of operations and financial condition.

Our business model depends in large part on our ability to retain existing and attract new work from our base of existing clients, as well as on relationships we develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to meet those needs. In order for our business to grow, we must successfully manage the provision of services under our contracts. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client or obtain new work from other potential clients. In particular, many of our contracts with non-government clients may be terminated by the client, without cause, upon specified advance notice. Accordingly, clients who are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date, which may result in our inability to fully recover our up-front investments. In addition, clients could direct future business to our competitors. We could also trigger contractual credits to clients or a contractual default. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate contract operational costs could result in delays in our contract performance, trigger service level penalties, impair fixed or intangible assets or result in contract profit margins that do not meet our expectations or our historical profit margins.

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

Conduent Inc. 2018 Annual Report     12

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

Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

•	incur or guarantee additional indebtedness or sell disqualified or preferred stock;

•	pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;

•	make investments or acquisitions;

•	sell, transfer or otherwise dispose of certain assets, including accounts receivable;

•	create liens;

•	enter into sale/leaseback transactions;

•	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

•	enter into transactions with affiliates;

•	prepay, repurchase or redeem certain kinds of indebtedness;

•	issue or sell stock of our subsidiaries; and/or

•	significantly change the nature of our business.

As a result of all of these restrictions, we may be:

•	limited in how we conduct our business and pursue our strategy;

•	unable to raise additional debt financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

A breach of any of the restrictive covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other of our debt to which a cross-default or cross-acceleration provision applies. Furthermore, the lenders of this indebtedness may require that we pledge our assets as collateral as security for our repayment obligations. If we were unable to repay any amount of this indebtedness when due and payable, the lenders could proceed against the collateral that secures this indebtedness. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness, which could materially adversely affect our results of operations and financial condition.

Conduent Inc. 2018 Annual Report     13

Our business is dependent on continued interest in outsourcing.

Our business and growth depend in large part on continued interest in outsourced business process services. Outsourcing means that an entity contracts with a third-party, such as us, to provide business process services rather than perform such services in-house. There can be no assurance that this interest will continue, as organizations may elect to perform such services themselves and/or the business process outsourcing industry could move to an as-a-Service model, thereby eliminating traditional business process outsourcing tasks. A significant change in this interest in outsourcing could materially adversely affect our results of operations and financial condition. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.

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

We rely heavily on the use of intellectual property. We do not own all of the software that we use to run our business; instead we license this software from a small number of primary vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims, which could materially adversely affect our results of operations and financial condition. In addition, if any of our vendors’ infringement claims are ultimately successful, our vendors could require us to (i) cease selling or using products or services that incorporate the challenged software or technology, (ii) obtain a license or additional licenses from our vendors or (iii) redesign our services which rely on the challenged software or technology. In addition, we may be exposed to claims for monetary damages. If we are unsuccessful in defending an infringement claim and our vendors require us to initiate any of the above actions, or we are required to pay monetary damages, then such actions could materially adversely affect our results of operations and financial condition.

Conduent Inc. 2018 Annual Report     14

We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information and personal health information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect both individually identifiable information as well as personal health information, including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, and the European Union Directive on Data Protection (Directive 95/46/EC). The EU General Data Protection Regulation (GDPR) replaced the Data Protection Directive 95/46/EC (with an enforcement date of May 25, 2018) and is designed to harmonize data privacy laws across Europe, to protect and empower all EU citizens data privacy, to reshape the way organizations across the region approach data privacy and will have a significant impact on how we process and handle certain data. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of individually identifiable information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the invalidation of the U.S.-EU Safe Harbor regime and the GDPR have required us to implement alternative mechanisms in order for some of our data flows from Europe to the United States to comply with applicable law. Changes to existing laws, the introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which could materially adversely affect our results of operations and financial condition.

We are subject to laws of the United States and foreign jurisdictions relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and materially adversely affect our results of operations and financial condition.

We process, support and execute financial transactions, and disburse funds, on behalf of both government and commercial customers, often in partnership with financial institutions. This activity includes receiving debit and credit card information, processing payments for and due to our customers and disbursing funds on payment or debit cards to payees of our customers. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations, including the Electronic Fund Transfer Act, as amended, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (including the so-called Durbin Amendment), as amended, the Gramm-Leach-Bliley Act (also known as the Financial Modernization Act of 1999), as amended, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT ACT) Act of 2001, as amended. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of certain financial transactions and related support services. These laws are subject to frequent changes, and new statutes and regulations in this area may be enacted at any time. Changes to existing laws, the introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions and allegations by our customers, partners and clients that we have not performed our contractual obligations. Any of these could materially adversely affect our results of operations and financial condition.

Conduent Inc. 2018 Annual Report     15

Our data systems, information systems and network infrastructure may be subject to hacking or other cybersecurity threats and other service interruptions, which could expose us to liability, impair our reputation or temporarily render us unable to fulfill our service obligations under our contracts.

We are a leading provider of business processing services concentrated in transaction-intensive processing, analytics and automation. We act as a trusted business partner in both front office and back office platforms, providing interactions on a substantial scale with our customers and other third-parties. Our customers include global commercial clients and government clients who depend upon our operational efficiency, non-interruption of service, and accuracy and security of information. We also use third-party providers such as subcontractors, software vendors, utility providers and network providers, upon whom we rely for our business processing services, to deliver uninterrupted, secure service. As part of our business processing services we also develop system software platforms necessary to support our customers’ needs, with significant ongoing investment in developing and operating customer-appropriate operating systems, data bases and system software solutions. We also receive, process, transmit and store substantial volumes of information relating to identifiable individuals, both in our role as a service provider and as an employer, and we are subject to numerous laws, rules and regulations in the United States (both federal and state) and foreign jurisdictions designed to protect both individually identifiable information as well as personal health information. We also receive, process and implement financial transactions, and disburse funds, on behalf of both commercial and government customers, which activity includes receiving debit and credit card information to process payments due to our customers as well as disbursing funds to payees of our customers. As a result of these and other business processing services, the integrity, security, accuracy and non-interruption of our systems and information technology and that of our third-party providers and our interfaces with our customers are extremely important to our business, operating results, growth, prospects and reputation.

We have implemented security systems and controls, both directly and with third-party subcontractors and service providers, with the intent of maintaining both the physical security of our facilities and the data security of our customers’, clients’ and suppliers’ confidential information and information related to identifiable individuals (including payment card and debit and credit card information and health information) against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are susceptible to breach of security systems which may result in unauthorized access to our facilities and those of our customers and/or the information we and our customers are trying to protect. Cybersecurity failure might be caused by computer hacking, malware, computer viruses, worms and other destructive software, “cyber-attacks” and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events. Operational or business delays may also result from the disruption of network or information systems and subsequent remediation activities.

Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or implement sufficient preventative measures. Hacking, malware, phishing, viruses and other “cyber-attacks” have become more prevalent, have occurred in our systems in the past, and may occur in our systems in the future. Although we have implemented and intend to continue to implement what we believe to be appropriate cyber practices and cybersecurity systems, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our network and information systems. Notwithstanding the preventative and protective measures we have in place, it may not be possible for us to fully or timely know if or when such incidents arise, or the full business impact of any cybersecurity breach.

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

Conduent Inc. 2018 Annual Report     16

If unauthorized parties gain physical access to one of our or one of our third-party service providers’ facilities or electronic access to our or one of our third-party service providers’ information systems or such sensitive or confidential information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity and significant damage to our brand, governmental inquiry, oversight and possible regulatory action, difficulty in marketing our services, loss of existing and potential customers, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for substantial damages related to the theft or misuse of such information, any of which could materially adversely affect our results of operations and financial condition. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such personal information against "cyber-attacks" and to maintain various systems and data centers for our customers. Often these systems and data centers must be maintained worldwide and on a 24/7 basis. Although we endeavor to ensure that there is adequate backup and maintenance of these systems and centers, we could experience service interruptions that could result in curtailed operations and loss of existing and potential customers, which could significantly reduce our revenues and profits in addition to significantly impairing our reputation. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim, each of which could materially adversely affect our results of operations and financial condition and diminish the value of our shares.

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

In order to stay competitive in our industry, we must keep pace with changing technologies and customer preferences. Many of our contracts require us to design, develop and implement new technological and operating systems for our customers. Many of these systems involve detailed and complex computer source code which must be created and integrated into a working system that meets contract specifications. The accounting for these contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. To varying degrees, each contract type involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. In addition, many of our contracts contain complicated performance obligations, including, without limitation, designing and building new integrated computer systems. These contracts carry potential financial penalties or could result in financial damages or exposures if we fail to properly perform those obligations and could result in our results of operations and financial condition being materially adversely affected.

Our continuing emphasis and shift toward technology-led digital transactions, rather than more labor intensive commoditized services, could impact our type and timing of the customer contracts that we enter into, particularly in the short-term.

We have made the strategic decision to increase our focus on technology-led digital transactions and focus less on historic labor-intensive commoditized services and customer contracts. We believe technology-led digital transactions are becoming, and will become, the type of services required by many of our customers and those in the industry. We believe that our continuing focus on digital transactions will better create long-term value and increased profitability. However, this increased emphasis on technology-led digital transactions has resulted in and will continue to result in our exiting certain services and contracts, and could adversely impact our revenues and our results of operations, particularly in the short-term.

Conduent Inc. 2018 Annual Report     17

Our customers’ decision-making cycles are changing and the lead time for customers to commit to contracts with us has been lengthening.

As our services industry and our service offerings change and evolve, particularly with our customers increasing their focus on digital offerings, our customers are spending increased time and resources evaluating technology and other investments needed to obtain optimal results and performance, including from their outsourcing providers including the Company. This has led to longer sales lead time cycles for contract commitments from our customers, which can adversely affect the timing of customer commitments and our revenues and results of operations.

If we are unable to collect our receivables for unbilled services, our results of operations and financial condition could be materially adversely affected.

The profitability of certain of our large contracts depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. Actual losses on client balances could differ from current estimates and, as a result, may require adjustment of our receivables for unbilled services. Our receivables include long-term contracts. Over the course of a long-term contract, our customers’ financial condition may change such that their ability to pay their obligations, and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the federal, state and local governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its project, and the amounts of such recoveries may not meet our expectations or cover our costs. Timely collection of client balances also depends on our ability to complete our contractual commitments (such as, our ability to achieve specified milestones in percentage-of-completion contracts) and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our results of operations and financial condition could be materially adversely affected.

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

Revenue generated from our non-recurring services may fluctuate due to factors both within and outside of our control. Our mix of non-recurring and recurring revenues is impacted by acquisitions as well as growth in our non-recurring lines of business, as well as our strategic decisions to exit or reduce our services in particular service areas. There is less predictability and certainty in the timing and amount of revenues generated by our non-recurring services and, accordingly, our results of operations and financial condition could be materially adversely affected by the timing and amount of revenues generated from our non-recurring services.

Conduent Inc. 2018 Annual Report     18

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

Because we operate in intensely competitive markets, our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified technical personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train and retain sufficient numbers of qualified engineers, technical staff and sales and marketing representatives or are unable to contract with qualified, competent subcontractors, our results of operations and financial condition could be materially adversely affected. Experienced and capable personnel in the services industry remain in high demand, and there is continual competition for their talents. Our ability to renegotiate certain of our legacy third-party contracts which we view as unfavorable, or to improve the service levels we expect from these contracts and third-party providers, is key to our ability to timely, efficiently and profitably deliver our services to our customers. Additionally, we may be required to increase our hiring in geographic areas outside of the United States, which could subject us to increased geopolitical and exchange rate risk. The loss of any key technical employee, the loss of a key subcontractor relationship or our inability to renegotiate or obtain required service levels from legacy and other third-party providers, could materially adversely affect our results of operations and financial condition.

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

Conduent Inc. 2018 Annual Report     19

If we fail to successfully develop new service offerings, including new technology components, and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would decline.

The process of developing new service offerings, including new technology components, is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in service offerings that achieve customer acceptance and generate the revenues required to provide desired returns. For example, establishing internal automation processes to help us develop new service offerings will require significant up-front costs and resources, which, if not monetized effectively, could materially adversely affect our revenues. In addition, some of our service offerings rely on technologies developed by and licensed from third-parties. We may not be able to obtain or continue to obtain licenses and technologies from these third-parties at all or on reasonable terms, or such third-parties may demand cross-licenses to our intellectual property. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. We also must ensure that all of our service offerings comply with both existing and newly enacted regulatory requirements in the countries in which they are sold. If we fail to accurately anticipate and meet our customers’ needs through the development of new service offerings (including technology components) or if we fail to adequately protect our intellectual property rights or if our new service offerings are not widely accepted or if our current or future service offerings fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.

The Company’s business, operating results and reputation may be negatively impacted by failures or delays in our efforts to modernize our information technology infrastructure and to consolidate to fewer data centers.

We have experienced certain disruptions in our operations and service delivery performance issues as a result of some of our information technology infrastructure that is outdated and needs to be enhanced and updated, which disruptions have adversely impacted client and delivery performance. As a result we are investing in modernizing a significant portion of our information technology infrastructure with new systems and processes and consolidating our data centers as part of our transformation initiatives. This also includes investments in our data center and networks, enhancement, modernization and consolidation of our IT infrastructure and customer-facing technologies, enhanced cybersecurity and movement to cloud-based technology. We expect that these changes will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations and our service delivery to customers, could result in contractual penalties or damage claims from customers, could occur over a period longer than planned, and could require greater than expected investment and other internal and external resources. It may also take longer to realize the intended favorable benefits from an enhanced technology infrastructure than we expected, or that disruptions may continue to occur while we enhance this infrastructure.

The process of consolidating our data center involves inherent risks and may cause disruptions to our operations. In October 2018, we suffered a significant outage as a result of a data center migration, which resulted in unplanned system unavailability and disruption for our customers. We plan to undertake several data center migrations in the future and, in the course of these data migrations, could potentially experience significant service outages. Future service disruptions could hinder our ability to attract new customers, cause us to incur legal liability, contractual penalties or issue service credits to our customers and cause us to lose current customers, each of which could have a material adverse effect on our business, financial condition and results of operations.

Conduent Inc. 2018 Annual Report     20

If we fail to meet industry data security standards, our ability to meet contractual obligations may be impaired and result in contractual damage or contract breach claims.

In some of our services lines, we are contractually subject to industry data security standards. These industry data security standards include Card Brand (Visa, Mastercard, American Express, Discover and JCB) operating rules, certification requirements and rules governing electronic funds transfers, including Payment Card Industry Data Security Standard (PCI DSS), a data security standard applicable to companies that collect, store or transmit payment card data. These standards also include the Health Information Trust Alliance (HITRUST) which applies to aspects of the healthcare industry and components of which is being used in other industries as well. While we are taking steps to achieve future compliance and/or certification for our systems, we may not be compliant now, and in the future we may not be able to maintain compliance with PCI DSS, HITRUST and other applicable industry standards. We are taking steps to achieve compliance and/or certification for our systems, but we cannot assure that these efforts will be successful in the time period required or at all. Any failure to comply fully or materially with PCI DSS, HITRUST and other applicable industry standards now or at any point in the future may provide customers the right to terminate contracts with us or to enforce provisions obligating us to reimburse them for any penalties or costs incurred by them as a result of our non-compliance, or subject us to other fines, penalties, damages or civil liability, each of which could have a material adverse effect on our business, financial condition and results of operations. In addition, failure to meet PCI DSS standards could result in the loss of our ability to accept credit card payments and the failure to meet HITRUST standards could impact our ability to service customers in the healthcare and other industries, both of which could have a material adverse impact on our business, financial condition and results of operations.

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

Conduent Inc. 2018 Annual Report     21

Our results of operations and financial condition could be materially adversely affected by legal and regulatory matters.

We are potentially subject to various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental and non-governmental entity contracting, servicing and governmental entity procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act of 1974 (ERISA); and other laws, regulations and contractual undertakings, as discussed under Note 14 – Contingencies and Litigation in our Consolidated Financial Statements. If developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or if any of these matters result in an adverse judgment or are settled for significant amounts above any existing accruals, it could materially adversely affect our results of operations and financial condition in the period or periods in which such change in determination, judgment or settlement occurs. There can be no assurances as to the favorable outcome of any claim, lawsuit, investigation or proceeding. It is possible that a resolution of one or more such proceedings, through judgment, settlement or otherwise, could require us to make substantial payments to satisfy judgments, fines or penalties or settlement amounts, any of which could materially adversely affect our results of operations and financial condition. Additionally, the terms of dismissal, settlement, release or other resolution may permit certain claims to be reopened under certain conditions. For example, we entered into an agreement with the State of Texas and the Texas Health and Human Services Commission to settle all claims resulting from alleged failures by Conduent State Healthcare LLC and Texas Medicaid & Healthcare Partnership to properly perform obligations under two contracts entered into with the Texas Health and Human Services Commission in 2003 and 2010. The settlement amount is $236 million, which is payable in installments in 2019, 2020 and 2021; however, the settlement agreement does not prevent the Company from prepaying the entire amount. Pursuant to that agreement, the release of the State of Texas’s claims is not effective until the Company pays the settlement amount in full. Accordingly, if the Company fails to make any of the required installment payments, the State of Texas has the right to reopen the claims and move forward with the litigation. Claims, lawsuits investigations and proceedings involving the Company could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain services, requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. In addition, it can be very costly to defend litigation and these costs could materially adversely affect our results of operations and financial condition. See Note 14 – Contingencies and Litigation to our Consolidated Financial Statements.

Our results of operations and financial condition may be materially adversely affected by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A portion of our revenues is generated from operations outside the United States. In addition, we maintain significant operations outside the United States. Our results of operations and financial condition could be materially adversely affected by changes in foreign currency exchange rates, as well as by a number of other factors, including, without limitation, changes in economic conditions from country to country, changes in a country’s political conditions, trade controls and protection measures, financial sanctions, licensing requirements, local tax issues, capitalization and other related legal matters. The ultimate manner in which Great Britain withdraws from the European Union, and the resulting impact on cross-border transactions and operations between Great Britain and the European Union member states, could materially and adversely affect our operations and financial condition. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our Consolidated Financial Statements. If we are unable to effectively hedge these risks, our results of operations and financial condition could be materially adversely affected.

Conduent Inc. 2018 Annual Report     22

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

We had historically operated as part of Xerox’s corporate organization, and Xerox had provided us with various corporate functions. Following the spin-off, Xerox has no obligation to provide us with assistance other than the transition services described under “Certain Relationships and Related Party Transactions -Transition Services Agreement.” These services do not include every service that we have received from Xerox in the past, and Xerox is only obligated to provide these services for limited periods following completion of the spin-off. Accordingly, following the spin-off, we have needed to provide internally or obtain from unaffiliated third parties the services we had received from Xerox. These services include senior management, legal, human resources, finance and accounting, treasury, information technology, marketing and communications, internal audit and other shared services, the effective and appropriate performance of which are critical to our operations. We may be unable to replace these services on terms and conditions as favorable as those we received from Xerox. Because our business had operated as part of the wider Xerox organization, we may incur additional costs that could adversely affect our business. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our results of operations and financial condition could be materially adversely affected.

Conduent Inc. 2018 Annual Report     23

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

•
Such historical financial data does not and in the future may not reflect changes that we have experienced and expect to experience in the future as a result of our separation from Xerox. As part of Xerox, we enjoyed certain benefits from Xerox’s operating diversity, size, purchasing power, credit rating, borrowing leverage and available capital for investments. Many of our services contracts, particularly those for our transportation service offerings in our Public Sector business, require significant capital investments, and after the spin-off, we may not have access to the capital (from both internal and external sources) necessary to fund these services contracts. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of Xerox prior to the spin-off

Following the spin-off, we are now responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations and public reporting. For additional information about our past financial performance and the basis of presentation of our financial statements, see “Selected Historical Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and the notes thereto included in this annual report on Form 10-K.

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with Xerox.

We entered into agreements with Xerox related to our separation from Xerox, including the Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement and any other agreements, while we were still part of Xerox. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between Xerox and us. We may have received better terms from third parties. See “Certain Relationships and Related Party Transactions-Agreements with Xerox.”

Conduent Inc. 2018 Annual Report     24

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

Conduent Inc. 2018 Annual Report     25

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, California, Mexico, Guatemala, the Philippines, Jamaica, Romania and India. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2018 was approximately 8.2 million square feet at an annual operating cost (lease costs and expenses) of approximately $217 million and comprised 260 leased properties and 6 owned properties. We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.

In addition to the 8.2 million square feet of our real estate property portfolio, we also had 1.4 million square feet of our leased and owned properties that became surplus in 2018 due to the implementation of our strategic transformation program as well as various productivity initiatives to consolidate our real estate footprint. We aggressively managed our surplus properties through early terminations and subleasing of leased properties and the sale of owned properties. As a result, approximately 1.0 million square feet of the surplus property portfolio were resolved as of December 31, 2018. Additional leased and owned properties may become surplus over the next three years as we continue the strategic transformation program. We are obligated to maintain our leased surplus properties through required contractual lease periods and plan to dispose of or sublease these properties.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 14 – Contingencies and Litigation in the Consolidated Financial Statements in Part II, Item 8 is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Conduent Inc. 2018 Annual Report     26

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

The common stock of Conduent Incorporated is listed on the New York Stock Exchange under the ticker symbol "CNDT." Our common stock began trading January 3, 2017.
Conduent Common Stock Prices for 2018

New York Stock Exchange composite prices*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$20.32	$21.06	$23.39	$22.66
Low	$15.06	$17.40	$17.79	$9.68
_____
* Price as of close of business.
Common Shareholders of Record

Refer to Item 6. Selected Financial Data—Five Years in Review for common shareholders of record at year-end, which is incorporated here by reference.
Conduent Common Stock Dividends

We did not pay any dividends on our common stock in 2018. We intend to retain future earnings for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends on our common stock for the foreseeable future.
Performance Graph

Conduent Inc. 2018 Annual Report     27

Sales of Unregistered Securities During the Quarter Ended December 31, 2018

None

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW(1)
(in millions, except per-share and common shareholders of record data)

	2018	2017	2016	2015	2014
Operations
Revenues	$5,393	$6,022	$6,408	$6,662	$6,938
Income (loss) income from continuing operations	(416)	177	(983)	(336)	34
Net income (loss)	(416)	181	(983)	(414)	(81)
Per-Share Data
Income (loss) from continuing operations
Basic	$(2.06)	$0.82	$(4.85)	$(1.65)	$0.17
Diluted	(2.06)	0.81	(4.85)	(1.65)	0.17
Net income (loss) attributable to Conduent
Basic	(2.06)	0.84	(4.85)	(2.04)	(0.40)
Diluted	(2.06)	0.83	(4.85)	(2.04)	(0.40)
Financial Position
Working capital	$767	$1,342	$515	$(867)	$(887)
Total Assets	6,680	7,548	7,709	9,058	10,954
Consolidated Capitalization
Current portion of long-term debt	$55	$82	$28	$24	$268
Long-term debt	1,512	1,979	1,913	37	43
Total Debt(2)	1,567	2,061	1,941	61	311
Series A preferred stock	142	142	142	n/a	n/a
Conduent shareholders' equity/former parent investment	3,222	3,529	3,288	5,162	5,411
Total Consolidated Capitalization	$4,931	$5,732	$5,371	$5,223	$5,722
Selected Data and Ratios(3)
Common shareholders of record at year-end(3)	26,226	26,936	n/a	n/a	n/a
Book value per common share(3)	$15.68	$16.77	n/a	n/a	n/a
Year-end common stock market price(3)	$10.63	$16.16	n/a	n/a	n/a

__________

(1)
On December 31, 2016, Conduent spun-off from Xerox Corporation. See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 of this 2018 Form 10-K for a discussion concerning the historical financial statements.

(2)	Includes capital lease obligations.

(3)	Common stock of Conduent Incorporated did not begin trading on the NYSE until January 3, 2017; therefore, selected data and ratios are not available for years prior to 2017.

Conduent Inc. 2018 Annual Report     28

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
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this 2018 Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.

Overview

With revenues of $5.4 billion, we are a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience.

Headquartered in Florham Park, New Jersey, we have a team of approximately 82,000 people as of December 31, 2018, servicing customers in 26 countries. In 2018, 12% of our revenue was generated outside the U.S.

Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

During 2018, in an effort to better reflect how we manage our business, we segregated our Public Sector segment into Government Services (including Health Enterprise, which was previously reported in Other segment) and Transportation segments. In addition, the Company also reclassified the operating results of our divestitures from the reportable segments to Other segment and separately reflected Shared IT/Infrastructure & Corporate Costs. All prior periods presented have been revised to reflect these changes.

•
Commercial Industries - Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, we deliver end-to-end business-to-business and business-to-customer services that enable our clients to optimize their key processes. Our multi-industry competencies include transaction processing, end-user engagement, human resource management, omni-channel communications and finance and accounting services.

•
Government Services - Our Government Services sector provides government-centric business process services to U.S. federal, state and local and foreign governments for transportation, public assistance, program administration, transaction processing and payment services.

•
Transportation - Our Transportation segment provides systems and support services to transportation departments and agencies globally. Offerings include electronic toll collection, public transit, parking and photo enforcement.

Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

Conduent Inc. 2018 Annual Report     29

Significant 2018 Actions

Dispositions

In 2018, we completed divestitures of: (1) our Commercial Vehicle Operations business; (2) our off-street parking business; (3) our U.S. human resource consulting and actuarial business and the human resource consulting and outsourcing business located in Canada and the United Kingdom; and (4) our local and municipal constituent government software solutions business. The aggregate proceeds for these divestitures was $703 million in cash. The businesses sold represented $304 million and $500 million of 2018 and 2017 revenue, respectively. We recorded a pre-tax gain of $78 million on these divestitures for the year ended December 31, 2018.

Significant 2017 Actions

Dispositions

In 2017, we completed divestitures of: (1) our Firehouse business and suite of emergency records management products used by fire departments across the country for their incident reporting and Emergency Management System information and records management; (2) our healthcare provider consulting services business, which advises healthcare organizations on IT application optimization; (3) the Breakaway Group business, which provides advisory project services to assist healthcare organizations optimize their health IT applications; (4) the mobile device management business of Wireless Data Services Limited; and (5) the Global Mobility business. The aggregate proceeds for these divestitures was $56 million in cash. The businesses sold represented $60 million and $82 million of 2017 and 2016 revenue, respectively. We recorded a pre-tax gain of $16 million on these divestitures for the year ended December 31, 2017.
In addition, in 2017, we sold a property located in Dallas, Texas, which was formerly the Affiliated Computer Services (ACS) headquarters, for a pre-tax gain of $24 million. This was part of our effort to consolidate our real estate footprint.

Health Enterprise Settlement

On November 28, 2017, we entered into a definitive settlement agreement with the State of New York regarding resolution of the HE platform project. Under the terms of the settlement: (1) our contract with the State of New York terminated effective December 15, 2017 and we were released from all liabilities and obligations in connection with the contract at such time; and (2) paid or incurred costs on behalf of, the State of New York in the amount of approximately $20 million. As we have previously reserved this amount, we incurred no additional charges as a result of the settlement.

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

Conduent Inc. 2018 Annual Report     30

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

Revenue Recognition

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies — Revenue Recognition in the Consolidated Financial Statements for additional information regarding our revenue recognition policies.

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

Conduent Inc. 2018 Annual Report     31

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

In 2018, management approved the disposal through sale of certain assets and businesses, which were a mix of both Commercial Industries, Government Services and Transportation. This action was taken as a result of our evaluation of these businesses as they represent businesses in markets or with services that we did not see as strategic or core. As of December 31, 2018, most of these businesses have been sold. At December 31, 2018, we reclassified $15 million to assets held for sale and $40 million to liabilities held for sale relating to a portfolio of select standalone customer care contracts that was not yet sold. See Note 3 – Assets/Liabilities Held for Sale and Divestitures for additional information.

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

Goodwill

Goodwill is not amortized but rather tested for impairment annually, or more frequently if an event or circumstance indicates that impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated competitive activities and acts by governments and courts.

Application of the annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment of the fair value of each reporting unit. We determined that our reporting units were the same as our operating segments and, therefore, our business is comprised of three reporting units. Our annual quantitative impairment test of goodwill was performed in the fourth quarter of 2018.

Conduent Inc. 2018 Annual Report     32

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

Based on our quantitative assessments, we concluded that the fair value of our reporting units (which are the Financial Services & Healthcare, Consumer & Industrial and Europe operating segments, together comprising Commercial Industries, Government Services operating segment and the Transportation operating segment) exceeded their respective carrying values by approximately $600 million (for all Commercial Industries), $285 million for Government Services and $120 million for Transportation, respectively. The most significant assumption used in the goodwill analysis relates to the long-term organic growth rate for the operating segments comprising Commercial Industries, Government Services and Transportation segments. For example, the EBITDA long term growth rates for the Commercial Industries operating segments, Government Services and Transportation segments were 3%, 2.5% and 4%, respectively. The growth rates are consistent with industry long term growth rates and contemplate that Conduent will grow, on a long term basis, at least consistent with its peers. To the extent that Conduent losses a significant contract or multiple significant contracts, such that its growth rates are negatively impacted, its goodwill could be impaired. Specifically, if Conduent’s EBITDA long term growth rates were zero for the Commercial and Government operating segments and 3% for the Transportation operating segment, the fair values of the operating segments would approximate the book values of the operating segments.

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

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $210 million and $245 million had valuation allowances of $44 million and $35 million at December 31, 2018 and 2017, respectively.

Conduent Inc. 2018 Annual Report     33

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Reform). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. In January 2018, the FASB released guidance on the accounting for tax on GILTI. The guidance indicates that either accounting for deferred taxes on GILTI or treating GILTI as a period cost are both acceptable accounting elections. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI have been recognized for the year ended December 31, 2018.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $20 million, $15 million and $14 million at December 31, 2018, 2017 and 2016, respectively.

Refer to Note 13 – Income Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.

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

Refer to Note 14 – Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding loss contingencies.

Conduent Inc. 2018 Annual Report     34

Financial Information

Financial information for the three years ended December 31, 2018 was as follows:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in millions)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenue	$5,393	$6,022	$6,408	$(629)	(10)%	$(386)	(6)%

Operating Costs and Expenses
Cost of Services (excluding depreciation and amortization)	4,182	4,730	5,174	$(548)	(12)%	$(444)	(9)%
Selling, general and administrative (excluding depreciation and amortization)	560	611	679	$(51)	(8)%	(68)	(10)%
Research and development (excluding depreciation and amortization)	11	12	31	(1)	(8)%	(19)	(61)%
Depreciation and amortization	460	495	611	(35)	(7)%	(116)	(19)%
Restructuring and related costs	81	101	101	(20)	(20)%	—	—%
Interest expense	112	137	40	(25)	(18)%	97	243%
(Gain) loss on divestitures and transaction costs	42	(42)	2	84	(200)%	(44)
Litigation costs (recoveries), net	227	(11)	40	238		(51)	(128)%
(Gain) loss on extinguishment of debt	108	—	—	108	100%	—	—%
Goodwill impairment	—	—	935	—	—%	(935)	(100)%
Separation costs	—	12	44	(12)	(100)%	(32)	(73)%
Other (income) expenses, net	5	(7)	(22)	12	(171)%	15	(68)%
Total Operating Costs and Expenses	$5,788	$6,038	$7,635	$(250)		$(1,597)

Income (Loss) Before Income Taxes	$(395)	$(16)	$(1,227)	$(379)		$1,211
Income tax expense (benefit)	21	(193)	(244)	214	(111)%	51	(21)%
Income (Loss) From Continuing Operations	$(416)	$177	$(983)	$(593)		$1,160

Revenue

Revenue for 2018 decreased, compared to the prior year period, mainly due to the impact from adopting the accounting guidance related to revenue recognition, which is also referred to herein as the "new revenue standard", divestitures completed in 2017 and 2018, strategic decisions by management as part of our portfolio rationalization, including exiting certain unprofitable contracts and contract losses. Partially offsetting these declines were increases from the ramp of new business. Excluding the impact of the new revenue standard and divestitures, the 2018 revenue decreased by 3.8% mainly due to strategic decisions by management as part of our portfolio rationalization, including exiting certain unprofitable contracts and contract losses, partially offset by the ramp of new business.

Revenue for 2017 decreased, compared to the prior year period, mainly due to the impact from strategic decisions by management as part of our portfolio rationalization, including exiting certain unprofitable contracts, the run-off of our Student Loan business and contract losses. Partially offsetting these declines were new contracts in the Government Services and the Transportation segments.

Cost of Services (excluding depreciation and amortization)

Cost of services for 2018 decreased, compared to the prior year period, mainly driven by the impact from adopting the new revenue standard, reductions in real estate, information technology and labor costs from our strategic transformation initiatives, lost business, strategic contract actions taken by management as part of portfolio management, lower volumes and divestitures completed in 2017 and 2018.

Conduent Inc. 2018 Annual Report     35

Cost of services for 2017 decreased, compared to the prior year period, primarily due to cost transformation, lost business, wind-down of the NY MMIS contract, run-off of our Student Loan business, strategic contract actions taken by management as part of portfolio management and lower volumes.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

Lower SG&A for 2018, compared to the prior year period, was reflective of the impact of our strategic transformation initiatives, primarily due to reductions in labor costs.

Lower SG&A for 2017, compared to the prior year period, was reflective of the impact of our strategic transformation initiatives driving lower wages and benefits, partially offset by the expansion and investment in our sales force.

Depreciation and Amortization

Depreciation and amortization decreased in 2018, compared to the prior year period, primarily due to the divestitures in 2018. The decrease in Depreciation and amortization for 2017, compared to the prior year period, was primarily due to the acceleration of amortization of certain trade-names in 2016. Refer to Note 6 – Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.

Restructuring and Related Costs

Restructuring and related costs for the year ended December 31, 2018, include $34 million of severance costs due to headcount reductions of approximately 3,000 employees worldwide, $40 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint as well as $7 million of costs primarily related to data center migration and professional support services associated with the implementation of the strategic transformation program.

Restructuring and related costs for the year ended December 31, 2017 include $41 million of severance costs due to headcount reductions of approximately 3,200 employees worldwide, $51 million of lease cancellation costs as part of our effort to consolidate our real estate footprint and $9 million of costs primarily related to professional support services associated with the implementation of the strategic transformation program.

Restructuring and related costs for the year ended December 31, 2016 include $54 million of severance costs due to headcount reductions of approximately 3,600 employees worldwide, $28 million of costs primarily related to professional support services associated with the implementation of the strategic transformation program and $19 million of lease cancellation costs as part of our effort to consolidate our real estate footprint.

Refer to Note 7 – Restructuring Programs and Related Costs in the Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

The decrease in Interest expense for 2018, compared to the prior year period, was driven primarily by the repayment of the Senior Notes and repricing of the term loans in 2018, partially offset by the write-off of debt issuance costs for certain loans that were refinanced in June 2018, amortization of debt issuance costs associated with the repricing of the loans and interest rate increases in 2018. Refer to Note 9 – Debt in the Consolidated Financial Statements for additional information.

Increase in interest expense for 2017, compared to the prior year period, was primarily due to the issuance of debt with the capitalization of the Company during the spin-off in December 2016 and subsequent borrowing under Term Loan B in January 2017, as well as amounts outstanding at various times throughout the year and interest rate increases.

Conduent Inc. 2018 Annual Report     36

(Gain) Loss on Divestitures and Transaction Costs

The loss for 2018, compared to the prior year period gain, was driven primarily by an impairment charge related to the anticipated sale of a portfolio of select standalone customer care contracts that was completed in February 2019, partially offset by net gains from divestitures and transaction costs. The gain for 2017, compared to the prior year period loss, was due to gains from the sale of property located in Dallas and from divestitures. See Note 3 – Assets/Liabilities Held for Sale and Divestitures for additional information on 2018 divestitures.

Litigation Costs (Recoveries), Net

Increase in net litigation costs for 2018, compared to the prior year period, was primarily due to increases in reserves related to the litigation settlement pursuant to the Texas Agreement ("Texas Agreement"), Student Loan Service exposures and a reserve for certain terminated contracts that are subject to litigation.

Decrease in net litigation costs for 2017, compared to the prior year period, was primarily due to income received from certain customer dispute settlements and adjustment to contingent consideration on a previous acquisition.

Refer to Note 14 – Contingencies and Litigation to the Consolidated Financial Statements for additional information.

(Gain) Loss on Extinguishment of Debt

The loss on extinguishment of debt for 2018, related to the premium paid for the substantial buyback of the 10.5% Senior Notes due 2024.

Refer to Note 9 – Debt to the Consolidated Financial Statements for additional information regarding the debt redemption.

Goodwill Impairment

Our Commercial Industries reporting unit experienced declining operating results in 2016 versus expectations. As a result, we recorded a goodwill impairment of $935 million in 2016. Refer to Note 6 – Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding the Goodwill impairment charge.

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

Other (Income) Expenses, Net

Other (income) expenses, net primarily includes foreign currency transaction losses (gains) and other deferred compensation investment results.

Conduent Inc. 2018 Annual Report     37

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted. The effects of changes in tax rates and laws were recognized in 2017, the period in which the new legislation was enacted. The income tax effects of the Tax Reform were initially accounted for on a provisional basis pursuant to the SEC staff guidance on income taxes. Reasonable estimates for all material tax effects of the Tax Reform were provided. A provisional benefit was recorded for $210 million resulting from a reduction in the tax rate from 35% to 21%. This was partially offset by a $12 million charge from one time tax on undistributed and previously untaxed post-1986 foreign earnings and profits (Transition Tax). The Company finalized its accounting for this matter in the fourth quarter of 2018 and recognized a $2 million additional benefit year to date, included as a component of income tax expense from continuing operations. The 2018 effective tax rate was (5.3)% and was lower than the U.S. statutory rate of 21%, primarily due to pre-tax loss and tax from the impacts of business divestitures, partially offset by U.S. foreign tax credits. As a result of higher U.S. Federal taxable income caused by the divestitures, the Company is not subject to Base Erosion Anti-Abuse Tax (BEAT) in 2018.

Excluding the impact of divestitures, the State of Texas litigation reserve, the loss on extinguishment of debt, charges for amortization of intangible assets, restructuring and divestiture related costs, the normalized effective tax rate without a BEAT tax for 2018 was 25.1%.

The 2017 rate was higher than the U.S. statutory rate of 35% primarily due to the impact of the Tax Reform, which included the reduction of the U.S. statutory rate from 35% to 21% and the Transition Tax.

Excluding primarily the tax impact of the Tax Reform, the termination of the COLI, amortization of intangible assets and gains on U.S divestitures, the adjusted effective tax rate for 2017 was 33.8%.

Operations Review of Segments

Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

During 2018, in an effort to better reflect how we manage our business, we segregated our Public Sector segment into Government Services (including Health Enterprise, which was previously reported in Other segment) and Transportation segments. In addition, the Company also reclassified the operating results of our divestitures from the reportable segments to Other segment and separately reflected Shared IT/Infrastructure & Corporate Costs. All prior periods presented have been revised to reflect these changes.

Conduent Inc. 2018 Annual Report     38

The following are our results of financial performance by segment for the three years ended December 31, 2018:

(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
Year Ended December 31, 2018				Divestitures	Other
Total Revenue	$2,547	$1,351	$729	$752	$14	$—	$5,393
Profit (Loss)	$500	$424	$113	$98	$(18)	$(695)	$422
Adjusted EBITDA	$597	$451	$149	$105	$(15)	$(647)	$640

% of Total Revenue	47.2%	25.1%	13.5%	13.9%	0.3%	—%	100.0%
Adjusted EBITDA Margin	23.4%	33.4%	20.4%	14.0%	(107.1)%	—%	11.9%

Year Ended December 31, 2017
Total Revenue	$2,685	$1,433	$767	$1,062	$75	$—	$6,022
Profit (Loss)	$563	$398	$114	$128	$16	$(802)	$417
Adjusted EBITDA	$661	$440	$157	$141	$18	$(745)	$672

% of Total Revenue	44.7%	23.8%	12.7%	17.6%	1.2%	—%	100.0%
Adjusted EBITDA Margin	24.6%	30.7%	20.5%	13.3%	24.0%	—%	11.2%

Year Ended December 31, 2016
Total Revenue	$2,827	$1,575	$766	$1,109	$131	$—	$6,408
Profit (Loss)	$520	$421	$88	$166	$(149)	$(850)	$196
Adjusted EBITDA	$623	$464	$129	$190	$9	$(780)	$635

% of Total Revenue	44.1%	24.6%	12.0%	17.3%	2.0%	—%	100.0%
Adjusted EBITDA Margin	22.0%	29.5%	16.8%	17.1%	6.9%	—%	9.9%

Commercial Industries Segment

Revenue

Commercial Industries revenue for 2018 decreased, compared to the prior year period, primarily driven by strategic contract actions and contract losses, businesses divested in 2018 and the impact of the new revenue standard, partially offset by revenue from new contracts and price increases from existing accounts.

Commercial Industries revenue 2017 decreased, compared to the prior year period, primarily driven by strategic contract actions and contract losses, lower volumes in our customer care offerings and lost business, partially offset by revenue from new contracts and price increases with existing clients.

Segment Profit and Adjusted EBITDA

Decrease in the Commercial Industries segment profit and adjusted EBITDA margin for 2018, compared to the prior year period, was mainly driven by the overall revenue decline from strategic actions and investments in technology platforms, partially offset by reductions in real estate, information technology and labor costs from our strategic transformation initiatives and from increases in new business.

Increase in the Commercial Industries segment profit and adjusted EBITDA margin for 2017, compared to the prior year period, was primarily driven by reduced costs as a result of reductions in real estate, information technology and labor costs from our strategic transformation initiatives, as well as contract remediation and strategic contract actions, partially offset by the overall revenue decline and investments in technology platforms.

Conduent Inc. 2018 Annual Report     39

Government Services Segment

Revenue

Government Services revenue for 2018 decreased, compared to the prior year period, primarily driven by strategic contract actions and the impact of the new revenue standard, contract losses and lower volumes, partially offset by certain price increases from contract remediation and ramp of new business.

Government Services revenue for 2017 decreased, compared to the prior year period, primarily driven by strategic contract actions, contract losses and lower volumes, partially offset by certain price increases from contract remediation and ramp of new business.

Segment Profit and Adjusted EBITDA

Increase in the Government Services segment profit and adjusted EBITDA margin for 2018, compared to the prior year period, was mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives and contract remediation, as well as price increases on certain accounts, partially offset by investments in technology platforms.

Decrease in the Government Services segment profit and adjusted EBITDA for 2017, compared to the prior year period, was primarily driven by strategic contract actions, contract losses in healthcare and payment services businesses, partially offset by our strategic transformation initiative.

Transportation Segment

Revenue

Transportation revenue for 2018 decreased, compared to the prior year period, primarily driven by the impact of the new revenue standard, contract losses, service level penalties and lower volumes, partially offset by certain price increases from contract remediation and ramp of new business.

Transportation revenue for 2017 was flat, compared to the prior year period, primarily driven by ramp of new business, offset by strategic decisions and contract losses.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin for 2018, compared to the prior year period, was flat. This was mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives, offset by investments in technology platforms.

Increase in the Transportation segment profit and adjusted EBITDA for 2017, compared to the prior year period, was mainly due to our strategic transformation initiative, partially offset by strategic decisions and contract losses.

Other

Revenue

Other revenue for 2018 decreased, compared to the prior year period, driven mainly by the divestitures completed in 2017 and 2018 and the run-off of our Student Loan Services business.

Other revenue for 2017 decreased, compared to the prior year period, driven mainly by the divestitures completed in 2017 and the run-off of our Student Loan Services business.

Segment Profit (Loss) and Adjusted EBITDA

Decrease in Other segment profit and adjusted EBITDA for 2018 were primarily due to divestitures completed in 2017 and 2018 and the run-off of our Student Loan Services business.

Conduent Inc. 2018 Annual Report     40

Increase in Other segment profit for 2017 was primarily due to nonrecurring NY MMIS and HE charges in 2016. Decrease in Other segment adjusted EBITDA for 2017 was primarily due to divestitures completed in 2017 and the run-off of our Student Loan Services business.

Shared IT / Infrastructure & Corporate Costs

Improvements in Shared IT/Infrastructure and Corporate costs for both 2018 and 2017, compared to the prior year periods, were primarily driven by reduced costs as a result of reductions in real estate, information technology and labor costs from our strategic transformation initiatives.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts. The amounts in the following table reflect the impact of our adoption of the new revenue recognition standard on January 1, 2018 and also excludes divestitures. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the estimated impact of the adoption of this standard.

	Year Ended December 31,		2018 vs. 2017
(in millions)	2018	2017	$ Change	% Change
New business TCV	$1,598	$2,031	$(433)	(21)%
Renewals TCV	3,847	2,297	1,550	67%
Total Signings	$5,445	$4,328	$1,117	26%

Annual recurring revenue signings(1)	$365	$471	$(106)	(23)%
Non-recurring revenue signings(2)	$234	$326	$(92)	(28)%
___________

(1)	Recurring revenue signings are for new business contracts longer than one year.

(2)	Non-recurring revenue signings are for contracts shorter than one year.

Signings for the 2018 increased, compared to the prior year, mainly due to increased renewal activities, partially offset by new business signings decline due to a continued focus on strategic wins with acceptable margins.

Renewal Rate

Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.

Excluding our strategic decision not to renew certain contracts, renewal rates for 2018 and 2017 were 95% and 94%, respectively.

Capital Resources and Liquidity

As of December 31, 2018 and 2017, total cash and cash equivalents were $756 million (of which approximately $100 million was cash in foreign locations) and $658 million, respectively. Subsequent to December 31, 2018, the Company purchased the HSP business for approximately $90 million and entered into an agreement to settle the Texas litigation, $20 million of which is payable in the first quarter of 2019. Also, it is anticipated that our working capital in the first quarter of 2019 will be a net use of cash. Regarding the Texas litigation, the Settlement Agreement does not prevent the Company from prepaying the foregoing amounts and the Company is currently considering whether to do so. The Company also has a $750 million revolving line of credit for its various cash needs, of which $12 million has been utilized for letters of credit.

Conduent Inc. 2018 Annual Report     41

As of December 31, 2018, there were $1.5 billion outstanding borrowings under our Credit Agreement of which $55 million was due within one year. Refer to Note 9 – Debt in the Consolidated Financial Statements for additional debt information.

Refer to the Capital Market Activity section below for additional information regarding our capital activity.

Cash Flow Analysis

The following summarizes our cash flows for the three years ended December 31, 2018, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2018	2017	2016	2018	2017
Net cash provided by operating activities	$283	$300	$95	$(17)	$205
Net cash provided by investing activities	460	74	16	386	58
Net cash provided by (used in) financing activities	(637)	(124)	150	(513)	(274)

Operating Activities

The decrease in cash generated from operating activities for 2018, compared to the prior year period, was primarily attributable to increased tax payments and increased deferred compensation payments, partially offset by other working capital amounts.

The increase in cash generated from operating activities for 2017, compared to the prior year period, was primarily attributable to improvements in working capital and reduced wind-down payments associated with implementations in California, Montana and New York, partially offset by higher interest payments on our outstanding debt.

Investing Activities

The increase in cash generated from investing activities for 2018, compared to the prior year period, was primarily due to the proceeds from the divestitures, partially offset by increased spending for capital expenditures related to modernizing our information technology infrastructure.

The increase in cash provided by investing activities for 2017, compared to the prior year period, was primarily related to proceeds received on the liquidation of investments related to the termination of the deferred compensation plan, proceeds from the sale of business and assets and lower net additions to land, buildings and equipment, partially offset by non-recurring proceeds from related party notes receivable in 2016.

Financing Activities

The increase in cash used from financing activities for 2018, compared to the prior year period, was related to net debt repayments, premium on debt redemption and repayments of capital leases, partially offset by payments to former parent company in 2017.

The decrease in cash used in financing activities for 2017, compared to the prior year period, was primarily related to a decrease in proceeds from long term debt and an increase in debt payments, partially offset by a reduction in payments to former parent.

Capital Market Activity

On June 28, 2018, the Company entered into Amendment No. 3 (Amendment) to the December 7, 2016 Credit Agreement and in July 2018, the Company redeemed $476 million of its $510 million 10.5% Senior Notes due 2024.

Refer to Note 9 – Debt in the Consolidated Financial Statements for additional information on both Amendment No. 3 and the partial redemption of the Senior Notes.

Conduent Inc. 2018 Annual Report     42

Financial Instruments

Refer to Note 10 – Financial Instruments in the Consolidated Financial Statements for additional information.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

At December 31, 2018, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Total debt, including capital lease obligations(1)	$55	$50	$84	$576	$800	$33
Interest on debt(2)	90	89	86	56	4	3
Minimum operating lease commitments(3)	153	113	78	53	33	76
Defined benefit pension plans	2	—	—	—	—	—
Estimated Purchase Commitments(4)	87	58	34	3	—	1
Total	$387	$310	$282	$688	$837	$113
_______________

(1)	Total debt represents principal debt and capital leases. Refer to Note 9 – Debt in the Consolidated Financial Statements for additional information regarding debt.

(2)	Represents interest on debt. Refer to Note 9 – Debt in the Consolidated Financial Statements for additional information.

(3)	Refer to Note 5 – Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information.

(4)
Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

The table above does not include the amounts payable under the Texas Agreement. Refer to Note 14 – Contingencies and Litigation for additional information.

Other Contingencies and Commitments

As more fully discussed in Note 14 – Contingencies and Litigation in the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In addition, refer to the preceding table for the Company's contractual cash obligations and other commercial commitments and Note 14 – Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees and indemnifications.

Conduent Inc. 2018 Annual Report     43

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

Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 10 – Financial Instruments in the Consolidated Financial Statements for additional discussion on our financial risk management.
Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2018, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2018. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2018 would have an impact on our cumulative translation adjustment portion of equity of approximately $50 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $504 million at December 31, 2018.
Interest Rate Risk Management

The consolidated weighted-average interest rates related to our total debt for 2018 approximated 3.42% for Term A Loan due 2021, 5.44% for Term B Loan due 2023, 7.71% for Senior Notes due 2024 and 2.08% for capital lease obligations. As of December 31, 2018, $1,564 million of our total debt of $1,598 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2018, a 10% increase in market interest rates would decrease the fair values of such financial instruments by approximately $1.5 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by approximately $4 million.

Conduent Inc. 2018 Annual Report     44

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Conduent Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conduent Incorporated and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Conduent Inc. 2018 Annual Report     45

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 28, 2019

We have served as the Company’s auditor since 2016.

Conduent Inc. 2018 Annual Report     46

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

/s/ ASHOK VEMURI	/s/ BRIAN WEBB-WALSH	/s/ ALLAN COHEN
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Conduent Inc. 2018 Annual Report     47

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2018	2017	2016
Revenue	$5,393	$6,022	$6,408
Operating Costs and Expenses
Cost of Services (excluding depreciation and amortization)	4,182	4,730	5,174
Selling, general and administrative (excluding depreciation and amortization)	560	611	679
Research and development (excluding depreciation and amortization)	11	12	31
Depreciation and amortization	460	495	611
Restructuring and related costs	81	101	101
Interest expense	112	137	40
(Gain) loss on divestitures and transaction costs	42	(42)	2
Litigation costs (recoveries), net	227	(11)	40
(Gain) loss on extinguishment of debt	108	—	—
Goodwill impairment	—	—	935
Separation costs	—	12	44
Other (income) expenses, net	5	(7)	(22)
Total Operating Costs and Expenses	5,788	6,038	7,635
Income (Loss) Before Income Taxes	(395)	(16)	(1,227)
Income tax expense (benefit)	21	(193)	(244)
Income (Loss) From Continuing Operations	(416)	177	(983)
Income (loss) from discontinued operations, net of tax	—	4	—
Net Income (Loss)	$(416)	$181	$(983)
Basic Earnings (Loss) per Share:
Continuing operations	$(2.06)	$0.82	$(4.85)
Discontinued operations	—	0.02	—
Total Basic Earnings (Loss) per Share	$(2.06)	$0.84	$(4.85)
Diluted Earnings (Loss) per Share:
Continuing operations	$(2.06)	$0.81	$(4.85)
Discontinued operations	—	0.02	—
Total Diluted Earnings (Loss) per Share	$(2.06)	$0.83	$(4.85)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2018 Annual Report     48

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2018	2017	2016
Net Income (Loss)	$(416)	$181	$(983)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(31)	35	(135)
Reclassification of currency translation adjustments on divestitures	42	—	—
Reclassification of divested benefit plans and other	62	—	—
Unrecognized gains (loss), net	1	2	—
Changes in benefit plans, net	—	(5)	(20)
Other Comprehensive Income (Loss), Net	74	32	(155)

Comprehensive Income (Loss), Net	$(342)	$213	$(1,138)
__________

(1)	All amounts are net of tax. Tax effects were immaterial. See Note 17 – Other Comprehensive Income (Loss) for information about pre-tax amounts.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2018 Annual Report     49

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2018	2017
Assets
Cash and cash equivalents	$756	$658
Accounts receivable, net	782	1,114
Assets held for sale	15	757
Contract assets	177	—
Other current assets	234	181
Total current assets	1,964	2,710
Land, buildings and equipment, net	328	257
Intangible assets, net	651	891
Goodwill	3,408	3,366
Other long-term assets	329	324
Total Assets	$6,680	$7,548
Liabilities and Equity
Current portion of long-term debt	$55	$82
Accounts payable	230	118
Accrued compensation and benefits costs	193	355
Unearned income	112	151
Liabilities held for sale	40	169
Other current liabilities	567	493
Total current liabilities	1,197	1,368
Long-term debt	1,512	1,979
Deferred taxes	327	384
Other long-term liabilities	280	146
Total Liabilities	3,316	3,877

Contingencies (See Note 14)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,878	3,850
Retained earnings (deficit)	(233)	171
Accumulated other comprehensive loss	(425)	(494)
Total Equity	3,222	3,529
Total Liabilities and Equity	$6,680	$7,548

Shares of common stock issued and outstanding	211,306	210,440
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2018 Annual Report     50

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(416)	$181	$(983)
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	460	495	611
Contract inducement amortization	3	2	2
Goodwill impairment	—	—	935
Deferred income taxes	(75)	(230)	(160)
(Gain) loss from investments	(2)	(10)	(7)
Amortization of debt financing costs	11	9	—
(Gain) loss on extinguishment of debt	108	—	—
(Gain) loss on divestitures and transaction costs	42	(42)	2
Stock-based compensation	38	40	23
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	133	31	(23)
(Increase) decrease in other current and long-term assets	(111)	(32)	(96)
Increase (decrease) in accounts payable and accrued compensation	(56)	(49)	(60)
Increase (decrease) in restructuring liabilities	8	34	27
Increase (decrease) in other current and long-term liabilities	161	(125)	(210)
Net change in income tax assets and liabilities	(17)	11	39
Other operating, net	(4)	(15)	(5)
Net cash provided by (used in) operating activities	283	300	95
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(179)	(96)	(149)
Proceeds from sale of land, buildings and equipment	13	33	—
Cost of additions to internal use software	(45)	(36)	(39)
Proceeds from investments	1	117	11
Proceeds from divestitures and sale of assets, net of cash	675	56	(54)
Net proceeds on notes receivable	—	—	248
Other investing, net	(5)	—	(1)
Net cash provided by (used in) investing activities	460	74	16
Cash Flows from Financing Activities:
Proceeds on long-term debt	—	306	1,969
Debt issuance fee payments	(3)	(8)	(67)
Payments on debt	(519)	(241)	(32)
Premium on debt redemption	(95)	—	—
Net payments to former parent company	—	(161)	(1,720)
Taxes paid for settlement of stock based compensation	(10)	(5)	—
Dividends paid on preferred stock	(10)	(10)	—
Other financing	—	(5)	—
Net cash provided by (used in) financing activities	(637)	(124)	150
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	1	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	98	251	255
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	667	416	161
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$765	$667	$416
 ___________

(1)	Includes $9 million, $9 million and $26 million of restricted cash as of December 31, 2018, 2017 and 2016, respectively, that were included in Other current assets on the Consolidated Balance Sheets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2018 Annual Report     51

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Former Parent Company Investment	Conduent Shareholders’ Equity
Balance at December 31, 2015	$—	$—	$—	$(181)	$5,343	$5,162
Series A preferred stock transfer	—	—	—	—	(142)	(142)
Capitalization of Company	2	3,812	—	—	(3,814)	—
Net transfers from former parent company	—	—	—	(190)	(404)	(594)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	—	(983)	(983)
Other comprehensive income (loss), net	—	—	—	(155)	—	(155)
Total Comprehensive Income (Loss), Net	—	—	—	(155)	(983)	(1,138)
Balance at December 31, 2016	$2	$3,812	$—	$(526)	$—	$3,288
Cash dividends paid - preferred stock(2)	—	—	(10)	—	—	(10)
Stock option and incentive plans, net	—	38	—	—	—	38
Comprehensive Income (Loss):
Net Income (Loss)	—	—	181	—	—	181
Other comprehensive income (loss), net	—	—	—	32	—	32
Total Comprehensive Income (Loss), Net	—	—	181	32	—	213
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$—	$3,529
Cash dividends paid - preferred stock(2)	—	—	(10)	—	—	(10)
Cumulative impact of adopting the new revenue standard	—	—	17	—	—	17
Reclassification of amounts impacted by Tax Reform	—	—	5	(5)	—	—
Stock option and incentive plans, net	—	28	—	—	—	28
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(416)	—	—	(416)
Other comprehensive income (loss), net	—	—	—	74	—	74
Total Comprehensive Income (Loss), Net	—	—	(416)	74	—	(342)
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$—	$3,222
 ___________

(1)	AOCL - Accumulated other comprehensive loss.

(2)	Cash dividend on preferred stock of $80.00 per share for 2018 and 2017.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Conduent Inc. 2018 Annual Report     52

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

Basis of Presentation

Our Consolidated Financial Statements included the historical basis of assets, liabilities, revenues and expenses of the individual businesses of the Company, including joint ventures and partnerships over which the Company has a controlling financial interest. We have prepared the Consolidated Financial Statements pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. All intercompany transactions and balances have been eliminated.

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

Prior to December 31, 2016, the Financial Statements of the Company were derived from the financial statements and accounting records of Xerox as if Conduent operated on a standalone basis. Historically, the Company consisted of the Business Process Outsourcing Operating segment within Xerox’s reportable Services segment and did not operate as a separate, standalone company. Accordingly, Xerox performed certain corporate overhead functions for the Company. Therefore, certain corporate costs, including compensation costs for corporate employees supporting the Company, were allocated from Xerox. It is not practicable to estimate actual costs that would have been incurred had the Company been a separate standalone company. Allocations for management costs and corporate support services provided to the Company totaled $165 million for year ended December 31, 2016. Management of the Company believes the assumptions regarding the allocated expenses reasonably reflect the utilization of services provided to or the benefit received by the Company during the period prior to the Separation. The Consolidated Financial Statements for the period prior to the Separation does not necessarily include all the expenses that would have been incurred or held by the Company had it been a separate, standalone company.

Use of Estimates
We prepared the Consolidated Financial Statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to the intangible and long-lived assets, valuation of goodwill, contingencies and litigation, income taxes and corporate allocations (for year ended December 31, 2016). Our estimates are based on management's best knowledge of current events, historical experience, and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

New Accounting Standards

Conduent Inc. 2018 Annual Report     53

Leases: In February 2016, the FASB updated the accounting guidance related to leases requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with a lease term greater than 12 months. The accounting for lessors is largely unchanged. This updated guidance is effective for the Company beginning January 1, 2019. The Company adopted this updated accounting guidance beginning January 1, 2019 using the optional transition approach, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Comparative periods will continue to be presented under existing lease guidance. This updated standard will have a significant impact on its Consolidated Balance Sheets by increasing its assets and liabilities. The Company does not expect the adoption to have a material impact on its Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows.

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

Recently Adopted Accounting Standards

Cloud Computing Arrangements: In August 2018, the Financial Accounting Standards Board (FASB) issued an accounting update which aligns the requirements for capitalizing implementation costs incurred in a hosting cloud computing arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software (and hosting cloud computing arrangements that include an internal-use software license). The Company elected to early adopt this standard on July 1, 2018 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Reclassifying Certain Tax Effects From Accumulated Other Comprehensive Income: On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, lowering the U.S. corporate tax rate from 35% to 21%. The U.S. deferred tax assets and liabilities, including the balances originally recorded to Accumulated Other Comprehensive Income (AOCI), were adjusted to the new tax rate through net income from continuing operations in December 2017. In February 2018, the FASB issued guidance permitting companies, on an elective basis, to reclassify the disproportionate income tax effects of Tax Reform on items within AOCI to retained earnings. The only disproportionate income tax effects in the Company’s AOCI balance in December 2017 related to the U.S. pension plan. The plan was transferred to H.I.G. Capital as part of the U.S. human resource consulting and actuarial business divestiture completed in August 2018. In light of this, the Company adopted this accounting policy effective July 1, 2018 and has reclassified $5 million from AOCI to retained earnings as of September 30, 2018. Refer to the Consolidated Statements of Shareholders' Equity for additional information regarding this reclassification.

Cash Flows: In November 2016, the FASB issued updated accounting guidance regarding the presentation of restricted cash in the Consolidated Statements of Cash Flows. Specifically, this update requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. The Company adopted this updated accounting guidance on January 1, 2018 using the retrospective method. The adoption of this guidance resulted in a reclassification of restricted cash of $9 million and $26 million for the years ended December 31, 2017 and 2016, respectively, in the Consolidated Statements of Cash Flows.

Conduent Inc. 2018 Annual Report     54

Revenue Recognition: In May 2014, the FASB updated the accounting guidance related to revenue recognition, which is also referred to herein as "the new revenue standard" to clarify the principles for recognizing revenue and replaced all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue when the promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated guidance also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers largely on a disaggregated basis. The Company adopted the new revenue standard as of January 1, 2018, using the modified retrospective method. The Company has applied the new revenue standard only to contracts not completed as of the date of initial application. The adoption has primarily impacted the following: (1) revenue associated with postage recognized on a net basis versus previously being recognized on a gross basis; (2) the timing of revenue recognition associated with fixed fees for certain contracts with more than one performance obligation; and (3) the timing of recognition of certain pricing discounts and credits.

The Company recorded a net increase to opening retained earnings of $17 million, a decrease to current and long-term unearned income of $9 million and $6 million, respectively, and increase to contract assets of $7 million and an increase to deferred taxes of $5 million as of January 1, 2018, due to the cumulative impact of adopting this new guidance. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

The impact of the new revenue standard for the year ended December 31, 2018, was a decrease in Revenue of approximately $150 million, primarily as a result of recognizing postage receipts on a net basis, in the Company’s Consolidated Statements of Income (Loss). The impact of the new revenue standard, as of and for the period ended December 31, 2018, on the Company’s pre-tax income (loss), Consolidated Balance Sheets and Statements of Cash Flows was not material.

Summary of Accounting Policies

Revenue recognition

The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately, versus together, may require judgment. Typically, the Company’s contracts include performance obligation(s) to stand-ready on a daily or monthly basis to provide services to the customers. Under a stand-ready obligation, the evaluation of the nature of our performance obligation is focused on each time increment rather than the underlying activities. Accordingly, the promise to stand-ready is accounted for as a single-series performance obligation.

Once the Company determines the performance obligations, the Company estimates the amount of variable consideration, if any, to be included in determining the transaction price. Typical forms of variable consideration include variable pricing based on the number of transactions processed or usage-based pricing arrangements. Variable consideration is also present in the form of volume discounts, tiered and declining pricing, penalties for service level agreements, performance bonuses and credits. In circumstances where we meet certain requirements to allocate variable consideration to a distinct service within a series of related services, we allocate variable consideration to each distinct period of service within the series. If we do not meet those requirements, we include an estimate of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines standalone selling prices based on the prices charged to customers or by using expected cost plus margin.

Conduent Inc. 2018 Annual Report     55

The Company typically satisfies its performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because the nature of the Company’s promise is a stand-ready service and efforts are expended evenly throughout the period. In limited circumstances, such as contracts for implementation or development projects, the Company also uses a cost-to-cost based input method. The Company has determined that the above methods provide a faithful depiction of the transfer of services to the customer.

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

From time to time, the Company's contracts are modified to account for additions or changes to existing performance obligations. The Company's contract modifications related to stand-ready performance obligations are generally accounted for prospectively.

Disaggregation of Revenue

During the second quarter of 2018, the Company changed how it presents the disaggregated revenue by major service line to reflect the core businesses separate from the non-core businesses. This change had no impact on disaggregated revenue by reportable segment or the timing of revenue recognition.

Conduent Inc. 2018 Annual Report     56

The following table provides information about disaggregated revenue by major service line, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segments. Refer to Note 2 – Segment Reporting for additional information on the Company's reportable segments.

(in millions)	Year Ended December 31, 2018
Commercial Industries:
Omni-channel communications	$852
Human resource services	754
Industry services	941
Total Commercial Industries	2,547
Government Services	1,351
Transportation	729
Other:
Divestitures	752
Education	14
Total Other	766
Total Consolidated Revenue	$5,393

Timing of Revenue Recognition:
Point in time	$142
Over time	5,251
Total Revenue	$5,393

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

•
Government Services: The Company's services include public assistance program administration such as child support, pension administration, records management, electronic benefits, eligibility and payment cards, unclaimed property, disease management and software offerings in support of federal, state and local government agencies. The Company also provides payment services, which include prepaid cards, child support disbursements and other government support programs, disbursement of electronic payments directly to end-users, collections and transfer of payments.

•
Transportation: The Company provides systems and support services to transportation departments and agencies globally. Offerings include support for electronic toll collection, public transit, parking and photo enforcement.

•	Divestitures: This represents divestitures that were previously reported as Commercial Industries Non-core and Public Sector Non-core.

Conduent Inc. 2018 Annual Report     57

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

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	December 31, 2018	January 1, 2018
Contract Assets (Unearned Income)
Current contract assets(1)	$177	$191
Long-term contract assets(2)	7	2
Current unearned income	(112)	(128)
Long-term unearned income(3)	(32)	(46)
Net Contract Assets (Unearned Income)	$40	$19
Accounts receivable, net	$782	$908
__________

(1)	Prior to the adoption of the new revenue standard, these amounts were recorded in Accounts receivable, net and represented unbilled amounts.

(2)	Presented in Other long-term assets in the Consolidated Balance Sheets

(3)	Presented in Other long-term liabilities in the Consolidated Balance Sheets

Revenue of $134 million was recognized during the year ended December 31, 2018 related to the Company's unearned income at January 1, 2018. The Company had no asset impairment charges related to contract assets for the year ended December 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at December 31, 2018, was approximately $2 billion. The Company expects to recognize approximately 67% of the revenues over the next two years and the remainder thereafter.

Costs to Obtain and Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. The net book value of these costs, which was $24 million as of December 31, 2018, are included in Other long-term assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. These costs are amortized in Depreciation and amortization over the term of the contract or the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. These costs are periodically reviewed for impairment. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.

In addition, the Company may provide inducement payments to secure customer contracts. These inducement payments are capitalized and amortized to expense over the term of the customer contract. The net book value of these costs totaled $23 million as of December 31, 2018 and are included in Other long-term assets.

Conduent Inc. 2018 Annual Report     58

Also, the Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. The net book value of these costs, which comprise set-up/transition activities, was $53 million as of December 31, 2018, and are classified in Other long-term assets on the Consolidated Balance Sheets. Contract fulfillment costs are expensed to Cost of services as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.

The amortization of costs incurred to obtain and fulfill a contract for the year ended December 31, 2018, was approximately $50 million.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, including money market funds and investments with original maturities of three months or less.

Receivable Sales

In 2018, 2017 and 2016, the Company sold certain accounts receivable and derecognized the corresponding receivable balance. Refer to Note 4 – Accounts Receivable, Net for more details on our receivable sales.

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

In both 2018 and 2017, management approved the disposal through sale of certain assets and businesses. This action was taken as a result of our strategic evaluation of these businesses. As of December 31, 2018 and 2017, these businesses qualified as assets held for sale and we reclassified $15 million and $757 million to assets held for sale for 2018 and 2017, respectively, and $40 million and $169 million to liabilities held for sale for 2018 and 2017, respectively.

Refer to Note 3 – Assets/Liabilities Held for Sale and Divestitures for further discussion.

Conduent Inc. 2018 Annual Report     59

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

Refer to Note 5 – Land, Buildings, Equipment and Software, Net for further discussion.

Software - Internal Use and Product

Internal Use: We capitalize direct costs associated with developing, purchasing or otherwise acquiring software for internal use and amortize these costs on a straight-line basis over the expected useful life of the software, beginning when the software is implemented. Costs for upgrades and enhancements that will not result in additional functionality are expensed as incurred. Amounts incurred for Internal Use Software are included in Cash Flows from Investing.

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

We test goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. Impairment testing for goodwill is done at the reporting unit level. We determined the fair value of our reporting units utilizing a combination of both an Income Approach and a Market Approach. The Income Approach utilizes a discounted cash flow analysis based upon the forecasted future business results of our reporting units. The Market Approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Conduent Inc. 2018 Annual Report     60

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

On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (Tax Reform). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. In January 2018, the FASB released guidance on the accounting for tax on GILTI. The guidance indicates that either accounting for deferred taxes on GILTI or treating GILTI as a period cost are both acceptable accounting elections. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI have been recognized for the year ended December 31, 2018.

Refer to Note 13 – Income Taxes for further discussion.

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

Conduent Inc. 2018 Annual Report     61

Note 2 – Segment Reporting

Our reportable segments correspond to how we organize and manage the business, as defined by our CEO who is also our Chief Operating Decision Maker, and are aligned to the industries in which our clients operate. Our segments involve the delivery of business process services and include service arrangements where we manage a customer's business activity or process.

During 2018, in an effort to better reflect how we manage our business, we segregated our Public Sector segment into Government Services (including Health Enterprise, which was previously reported in Other segment) and Transportation segments. In addition, the Company also reclassified the operating results of our divestitures from the reportable segments to Other segment and separately reflected Shared IT/Infrastructure & Corporate Costs. All prior periods presented have been revised to reflect these changes.

We report our financial performance based on the three reportable segments: Commercial Industries, Government Services and Transportation.

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

•
Government Services: Our Government Services segment provides government-centric business process services to U.S. federal, state and local and foreign governments for, public assistance, program administration, transaction processing and payment services.

•
Transportation: Our Transportation segment provides systems and support services to transportation departments and agencies globally. Offerings include support for electronic toll collection, public transit, parking and photo enforcement.

Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

Conduent Inc. 2018 Annual Report     62

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2018				Divestitures	Other
Revenue	$2,547	$1,351	$729	$752	$14	$—	$5,393
Segment profit (loss)	$500	$424	$113	$98	$(18)	$(695)	$422
Segment depreciation and amortization	$97	$30	$36	$7	$3	$48	$221
Adjusted EBITDA	$597	$451	$149	$105	$(15)	$(647)	$640

2017
Revenue	$2,685	$1,433	$767	$1,062	$75	$—	$6,022
Segment profit (loss)	$563	$398	$114	$128	$16	$(802)	$417
Segment depreciation and amortization	$98	$41	$43	$13	$2	$57	$254
Adjusted EBITDA	$661	$440	$157	$141	$18	$(745)	$672

2016
Revenue	$2,827	$1,575	$766	$1,109	$131	$—	$6,408
Segment profit (loss)	$520	$421	$88	$166	$(149)	$(850)	$196
Segment depreciation and amortization	$103	$43	$41	$24	$52	$70	$333
Adjusted EBITDA	$623	$464	$129	$190	$9	$(780)	$635

The following is a reconciliation of segment profit (loss) profit to pre-tax (loss) income:

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2018	2017	2016
Income (Loss) Before Income Taxes	$(395)	$(16)	$(1,227)
Reconciling items:
Restructuring and related costs	81	101	101
Amortization of acquired intangible assets	242	243	280
Goodwill impairment	—	—	935
Interest expense	112	137	40
Separation costs	—	12	44
(Gain) loss on divestitures and transaction costs	42	(42)	2
Litigation costs (recoveries), net	227	(11)	40
(Gain) loss on extinguishment of debt	108	—	—
Other (income) expenses, net	5	(7)	(22)
Business transformation costs	—	—	3
Segment Pre-Tax Income (Loss)	$422	$417	$196
Segment depreciation and amortization	221	254	333
NY MMIS depreciation	—	—	(52)
Business transformation costs	—	—	(3)
NY MMIS charge (credit)	(2)	9	161
HE charge (credit)	(1)	(8)	—
Adjusted EBITDA	$640	$672	$635

Conduent Inc. 2018 Annual Report     63

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
(in millions)	2018	2017	2016	2018	2017
United States	$4,748	$5,303	$5,686	$375	$289
Europe	497	538	547	28	42
Other areas	148	181	175	62	54
Total Revenues and Long-Lived Assets	$5,393	$6,022	$6,408	$465	$385
________________

(1)	Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net and (iii) Product software, net.

In 2016, our methodology to disclose revenue on a geographic basis changed to reflect where the work is contracted.

Note 3 – Assets/Liabilities Held for Sale and Divestitures

In September 2018, the Company entered into an agreement (subject to regulatory approval) to sell a portfolio of select standalone customer care contracts to Skyview Capital LLC. The assets and liabilities related to this portfolio, collectively referred to as the Disposal Group, have been reclassified to held for sale and measured at the lower of carrying value or fair value less cost to sell. The fair value less estimated cost to sell, as measured by the terms of the sale’s agreement, was less than the carrying amount by $66 million. Accordingly, the Company recorded a $66 million impairment charge, which included a write-off of goodwill of $11 million and long-lived assets of $11 million. This impairment charge was included in the (Gain) loss on divestitures and transaction costs line in the Consolidated Statements of Income (Loss). This Disposal Group is reported in Other segment. The revenues generated from this business were $439 million and $483 million for the years ended December 31, 2018 and 2017, respectively.

Following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale.

(in millions)	December 31, 2018
Accounts Receivable, net	$15
Total Assets held for sale	$15

Accounts payable	$1
Accrued compensation	16
Unearned revenue	8
Other	15
Total Liabilities held for sale	$40

In September 2018, the Company completed the sale of its local and municipal constituent government software solutions business to Avenu Insights & Analytics. The proceeds from this divestiture were $106 million in cash and the transaction generated a pre-tax gain of $0 million. The revenues generated from this business were $81 million and $113 million for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively.

Conduent Inc. 2018 Annual Report     64

In August 2018, the Company completed the sale of its U.S. human resource consulting and actuarial business and the human resource consulting and outsourcing business located in Canada and the United Kingdom (U.K.) to H.I.G. Capital. The proceeds from this divestiture include $168 million in cash paid at closing, $20 million to be collected in installments over four years and a contingent consideration of $6 million. The transaction generated a pre-tax loss of $7 million. The revenues generated from this business were $172 million, which includes $6 million of intercompany revenue and $279 million for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively.

In July 2018, the Company completed the sale of its off-street parking business, including the Multipark System in France and the U.K., along with its U.S. Airport Parking business to Andera Partners. The proceeds from this divestiture were $26 million in cash and the transaction generated a pre-tax gain of $8 million. The revenues generated from this business were $18 million and $42 million for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively.

In June 2018, the Company completed the sale of its Commercial Vehicle Operations (CVO) business to Alinda Capital Partners. During the third quarter of 2018, the Company recorded a final working capital adjustment for the sale of the CVO business in the amount of $3 million, increasing the total cash proceeds received and pre-tax gain recorded to $403 million and $77 million, respectively. The revenue generated from this business was $33 million and $66 million for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively.

Note 4 – Accounts Receivable, Net

The Accounts receivable, net balance of $782 million and $1,114 million at December 31, 2018 and 2017, respectively, included allowance for doubtful accounts of $1 million and $2 million at December 31, 2018 and 2017, respectively.

The Company enters into supply chain financing programs from time to time to sell certain accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets and the proceeds are included in cash flow from operating activities in the Consolidated Statements of Cash Flows.

Accounts receivable sales were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Accounts receivable sales	$119	$94	$259

Conduent Inc. 2018 Annual Report     65

Note 5 - Land, Buildings, Equipment and Software, Net

Land, buildings and equipment, net were as follows:

	Estimated Useful Lives	December 31,
(in millions except as noted)	(Years)	2018	2017
Land		$2	$3
Building and building equipment	25 to 50	7	17
Leasehold improvements	Varies	246	247
Office furniture and equipment	3 to 15	901	784
Other	4 to 20	2	1
Construction in progress		64	24
Subtotal		1,222	1,076
Accumulated depreciation		(894)	(819)
Land, Buildings and Equipment, Net		$328	$257

Depreciation expense and operating lease rent expense were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Depreciation expense	$121	$125	$130
Operating lease rent expense	$208	$267	$299

We lease buildings and equipment, substantially all of which are accounted for as operating leases. Certain leases were accounted for as capital leases and the remaining net book value of those assets, included in Land, Buildings and Equipment, net were approximately $24 million and $32 million at December 31, 2018 and 2017, respectively.

Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 were as follows (in millions):

2019	2020	2021	2022	2023	Thereafter
$153	$113	$78	$53	$33	$76

Internal Use and Product Software

Internal use and product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Internal Use and Product Software as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2018	2017	2016
Internal use software	$47	$36	$39
Product software	8	10	10

Conduent Inc. 2018 Annual Report     66

(in millions)	December 31,
Capitalized Costs, Net	2018	2017
Internal use software(1)	$123	$106
Product software(1)	18	22
__________

(1)	See Note 8 – Supplementary Financial Information for additional information.

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

Note 6 - Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segments:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2016	$1,504	$1,738	$647	$3,889
Foreign currency translation	19	—	28	47
Disposition	(19)	(14)	—	(33)
Assets held-for-sale	(105)	(414)	(18)	(537)
Balance at December 31, 2017	$1,399	$1,310	$657	$3,366
Foreign currency translation	(10)	—	(16)	(26)
Assets held-for-sale	(12)	—	—	(12)
Other(1)	14	66	—	80
Balance at December 31, 2018	$1,391	$1,376	$641	$3,408
__________

(1)	Represents 2018 true-up to the 2017 Assets held for sale.

Impairment Charge

There was no impairment identified for the years ended December 31, 2018 and 2017. In 2016, due to the declining trends and projections in the Commercial Industries reporting unit, we concluded that the fair value of our Commercial Industries reporting unit was less than its carrying value. Accordingly, we recorded a pre-tax goodwill impairment charge of $935 million during the fourth quarter of 2016, which is separately presented in the Consolidated Statements of Income (Loss). There was no impairment identified for the Public Sector in 2016.

Conduent Inc. 2018 Annual Report     67

Intangible Assets, Net

Net intangible assets were $651 million at December 31, 2018 of which $417 million, $160 million and $74 million relate to our Commercial Industries, Government Services and Transportation segments, respectively. Intangible assets were comprised of the following:

		December 31, 2018			December 31, 2017
(in millions except years)	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	11 years	$2,914	$2,264	$650	$2,907	$2,022	$885
Technology, patents and non-compete	4 years	6	5	1	11	5	6
Total Intangible Assets		$2,920	$2,269	$651	$2,918	$2,027	$891

Amortization expense related to intangible assets was $242 million, $243 million and $280 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense is expected to approximate $241 million in 2019, $238 million in 2020, $134 million in 2021, $12 million in 2022 and $6 million in 2023.

Note 7 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in increased lease cancellation and other related costs. Also included in Restructuring and Related Costs are incremental, non-recurring costs related to the consolidation of our data centers. Management continues to evaluate the Company's business and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made or actions are completed.

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

A summary of our restructuring program activity during the two years ended December 31, 2018 is as follows:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance at December 31, 2016	$15	$6	$21
Restructuring provision	49	54	103
Adjustments to prior accruals	(8)	(3)	(11)
Total Net Current Period Charges	41	51	92
Payments against reserve and currency	(42)	(23)	(65)
Other	—	(4)	(4)
Balance at December 31, 2017	$14	$30	$44
Restructuring provision	39	39	78
Adjustments to prior accruals	(5)	5	—
Total Net Current Period Charges	34	44	78
Payments against reserve and currency	(35)	(40)	(75)
Other	—	2	2
Balance at Balance at December 31, 2018	$13	$36	$49

Conduent Inc. 2018 Annual Report     68

We also recorded costs related to professional support services associated with the implementation of the strategic transformation program of $3 million, $9 million and $28 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segments:

	Year Ended December 31,
(in millions)	2018	2017	2016
Commercial Industries	$26	$15	$27
Government Services	1	2	3
Transportation	3	1	2
Other	6	4	17
Corporate	42	70	24
Total Net Restructuring Charges	$78	$92	$73

Conduent Inc. 2018 Annual Report     69

Note 8 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

	December 31,
(in millions)	2018	2017
Other Current Assets
Prepaid expenses	$87	$73
Income taxes receivable	40	13
Value-added tax (VAT) receivable	22	18
Restricted cash	9	9
Other	76	68
Total Other Current Assets	$234	$181
Other Current Liabilities
Accrued liabilities	$307	$320
Legal settlements	147	62
Software accruals	23	17
Restructure reserves	36	32
Income tax payable	3	6
Other taxes payable	15	7
Other	36	49
Total Other Current Liabilities	$567	$493
Other Long-term Assets
Internal use software, net	$123	$106
Deferred contract costs, net(1)	100	126
Product software, net	18	22
Other	88	70
Total Other Long-term Assets	$329	$324
Other Long-term Liabilities
Legal settlements	$144	$—
Income tax liabilities	29	20
Unearned income	32	54
Restructuring reserves	13	12
Other	62	60
Total Other Long-term Liabilities	$280	$146
__________

(1)	The balances at December 31, 2018 and 2017 are expected to be amortized over a weighted average remaining life of approximately 10 and 9 years, respectively.

Amortization expense for the next five years and thereafter for deferred contract costs is expected as follows:

2019	2020	2021	2022	2023	Thereafter
$41	$13	$8	$6	$2	$30

Conduent Inc. 2018 Annual Report     70

Note 9 – Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in our Consolidated Statements of Income (Loss).

Long-term debt was as follows:

		December 31,
(in millions)	Weighted Average Interest Rates at December 31, 2018(1)	2018	2017

Term loan A due 2022	3.42%	$705	$732
Term loan B due 2023	5.44%	833	842
Senior notes due 2024	7.71%	34	510
Capital lease obligations	2.08%	26	33
Principal Debt Balance		$1,598	$2,117
Debt issuance costs and unamortized discounts		(31)	(56)
Less: current maturities		(55)	(82)
Total Long-term Debt		$1,512	$1,979
 ____________

(1)	Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$55	$50	$84	$576	$800	$33	$1,598

Credit Facility

On December 7, 2016, we entered into a senior secured credit agreement (Credit Agreement) among the Company, its subsidiaries: Conduent Business Services, LLC (CBS), Affiliated Computer Services International B.V. and Conduent Finance, Inc. (CFI), the lenders party and JP Morgan Chase Bank, N.A., as the administrative agent. The Credit Agreement contains senior secured credit facilities (Senior Credit Facilities) consisting of:

(i)	Senior Secured Term Loan A (Term Loan A) with an aggregate principal amount of $700 million;

(ii)	Senior Secured Term Loan B (Term Loan B) with an aggregate principal amount of $850 million;

(iii)
Senior Revolving Credit Facility (Revolving Credit Facility) with an aggregate available amount of $750 million including a sub-limit for up to $300 million million available for the issuance of letters of credit.

As of December 31, 2018, we have utilized $12 million of our revolving credit facility capacity to issue letters of credit.

The Credit Agreement permits us to incur incremental term loan borrowings and /or increase commitments under the revolving credit facility, subject to certain limitations and satisfaction of certain conditions, in an aggregate amount not to exceed (i) $300 million plus, (ii) if the senior secured net leverage ratio of Conduent Business Services (CBS) and its subsidiaries does not exceed 2.25 to 1.00 on a pro forma basis (without giving effect to any incurrence under clause (i) that is incurred substantially simultaneously with amounts incurred under clause (ii)), an unlimited amount.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company, CBS, Conduent Finance, Inc. (CFI) and the existing and future direct and indirect wholly owned domestic subsidiaries of CBS (subject to certain exceptions). All obligations under the Credit Agreement, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of CBS and the guarantors under the Credit Agreement (other than the Company and CFI), including a first-priority pledge of all the capital stock of CBS and the subsidiaries of CBS directly held by CBS or the guarantors (other than the Company and CFI) under the

Conduent Inc. 2018 Annual Report     71

Credit Agreement (which pledges, in the case of any foreign subsidiary, will be limited to 65% of the capital stock of any first-tier foreign subsidiary).

The Credit Agreement contains certain customary affirmative and negative covenants, restrictions and events of default. The Credit Agreement requires total net leverage ratio for December 31, 2018 and thereafter not to exceed 3.75 to 1.00.

Senior Notes

The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the existing and future domestic subsidiaries of CFI or CBS that guarantee the obligations under the Senior Credit Facilities.

Interest is payable semi-annually. At the option of the Issuers, the Senior Notes are redeemable in whole or in part, at any time prior to December 15, 2020, at a price equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. The Issuers may also redeem the Senior Notes, in whole or in part, at any time on or after December 15, 2020, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to but excluding the redemption date. Additionally, at any time prior to December 15, 2019, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes, subject to certain conditions, with the net cash proceeds from certain equity offerings at a price equal to 110.50% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Loans Repricing and Redemption

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

In July 2018, the Company redeemed $476 million of its $510 million 10.50% Senior Notes due 2024. As part of the redemption, the Company paid a premium of $95 million and wrote off the associated unamortized discount and issuance costs of $13 million.

Interest

Interest paid on our short-term and long-term debt amounted to $100 million, $129 million, $5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Interest expense and interest income was as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Interest expense	$112	$137	$40
Interest income	7	3	3

Conduent Inc. 2018 Annual Report     72

Note 10 – Financial Instruments

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

Summary of Foreign Exchange Hedging Positions

At December 31, 2018 and 2017, we had outstanding forward exchange with gross notional values of $167 million and $160 million, respectively. At December 31, 2018, approximately 65% of these contracts mature within three months, 14% in three to six months, 17% in six to twelve months and 4% in greater than 12 months.

The following is a summary of the primary hedging positions and corresponding fair values:

	December 31, 2018		December 31, 2017
(in millions)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Currencies Hedged (Buy/Sell)
Philippine Peso/U.S. Dollar	$53	$—	$62	$—
Indian Rupee/U.S. Dollar	69	2	68	1
Mexican Peso/U.S. Dollar	8	—	9	—
All Other	37	—	21	—
Total Foreign Exchange Hedging	$167	$2	$160	$1
____________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet.

Note 11 – Fair Value of Financial Assets and Liabilities

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value based on the observability of significant inputs to the measurement. The levels of the fair value hierarchy are as follows:

Level 1: Fair value is determined using an unadjusted quoted price in an active market for identical assets or liabilities.

Level 2: Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3: Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities.

Conduent Inc. 2018 Annual Report     73

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases was Level 2.

(in millions)	December 31, 2018	December 31, 2017
Assets:
Foreign exchange contract - forward	$3	$2
Total Assets	$3	$2
Liabilities:
Foreign exchange contracts - forwards	$1	$1
Deferred compensation plan liabilities(1)	—	99
Total Liabilities	$1	$100
___________

(1)
In September 2017, the Company terminated the legacy deferred compensation plans (Plans) and the Company Owned Life Insurance (COLI), which held the Plans’ investments. The Company made the payments to Plan participants in 2018.

Summary of Other Financial Assets and Liabilities

The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Assets held for sale	$15	$15	$757	$757
Liabilities:
Long-term debt	$1,512	$1,463	$1,979	$2,070
Liabilities held for sale	$40	$40	$169	$169

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

The fair value of the Assets held for sale and the Liabilities held for sale were measured based on the sale’s price less estimated transactions costs (Level 3). Refer to Note 3 – Assets/Liabilities Held for Sale and Divestitures to the Consolidated Financial Statements for additional information.

The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

Note 12 – Employee Benefit Plans

Defined Benefit Plans

In 2018, all of the U.S. and the majority of the international plan assets and obligations were part of the divestiture of the U.S. human resource consulting and actuarial business and the human resource consulting and outsourcing business located in Canada and the U.K. The company's remaining benefit obligations and plan assets in 2018 were $12 million and $3 million, respectively.

As of December 31, 2017 the Company had a pension benefit obligation of $280 million ($102 million in the US and $178 million from non-US plans). The plans also had assets of approximately $222 million ($62 million in the US and $160 million from non-US plans), in which the assets were invested primarily in equity and fixed income securities (level 1 and level 2).

Conduent Inc. 2018 Annual Report     74

Defined Contribution Plans

We have post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $28 million in 2018, $35 million in 2017 and $35 million in 2016.

Note 13 - Income Taxes

Prior to the Separation, Conduent’s operating results were included in Xerox Corporation's various consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings. For the purposes of the Company’s Consolidated Financial Statements for periods prior to the Separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Xerox. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for fiscal 2016.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Reform). The Tax Reform significantly changes the U.S. corporate income tax laws by, among other things, reducing the corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previous deferred foreign earnings of U.S. subsidiaries. With respect to this legislation, the Company recorded a provisional tax benefit of $198 million in the fourth quarter of 2017, which included a $210 million tax benefit due to the re-measurement of deferred tax assets and liabilities resulting from the decrease in the corporate U.S. federal income tax rate from 35% to 21% and $12 million as a one-time-charge on the transition tax for Post-1986 undistributed and not previously taxed foreign earnings and profits. The Company finalized its accounting for this legislation in the fourth quarter of 2018 and recognized a $2 million additional benefit year to date, included as a component of income tax expense from continuing operations. The true-up of the provisional benefit includes $5 million additional benefit due to re-measurement of deferred tax assets and liabilities resulting from the decrease in the U.S. corporate federal income tax rate, a $1 million reduction in the one-time charge on the transition tax and a $4 million charge due to change in recognition of deferred tax assets related to deductibility of certain expenses.

Income (loss) before income taxes (pre-tax income (loss)) was as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Domestic loss	$(411)	$(91)	$(1,329)
Foreign income	16	75	102
Loss Before Income Taxes	$(395)	$(16)	$(1,227)

Provision (benefit) for income taxes were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Federal Income Taxes
Current	$35	$4	$(116)
Deferred	(62)	(233)	(132)
Foreign Income Taxes
Current	41	25	31
Deferred	(6)	(3)	(3)
State Income Taxes
Current	20	8	1
Deferred	(7)	6	(25)
Total Benefit	$21	$(193)	$(244)

Conduent Inc. 2018 Annual Report     75

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
Nondeductible expenses(1)	(3.7)%	(104.0)%	(19.0)%
Effect of tax law changes	0.5%	1,282.4%	—%
Change in valuation allowance for deferred tax assets	(1.7)%	(39.5)%	0.1%
State taxes, net of federal benefit	(2.3)%	1.2%	1.8%
Audit and other tax return adjustments	—%	—%	1.4%
Tax-exempt income, credits and incentives	2.2%	38.9%	0.7%
Foreign rate differential adjusted for U.S. taxation of foreign profits(2)	1.9%	47.7%	0.7%
Divestitures(3)	(20.3)%	(51.9)%	—%
Unrecognized tax benefits and other	(2.9)%	(3.5)%	(0.8)%
Effective Income Tax Rate	(5.3)%	1,206.3%	19.9%
 ____________

(1)	In 2017, nondeductible expenses primarily related to officers life insurance.

(2)	The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.

(3)	2018 and 2017 divestitures include nondeductible goodwill allocated to divested businesses.

On a consolidated basis, we paid/(received) a total of $108 million, $29 million and $(123) million in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2018, 2017 and 2016, respectively.

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Pre-tax income	$21	$(193)	$(244)
Discontinued operations	—	3	—
Common shareholders' equity:
Changes in defined benefit plans	—	—	8
Stock option and incentive plans, net	—	—	—
Total Income Tax Expense (Benefit)	$21	$(190)	$(236)

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

We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2018, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Conduent Inc. 2018 Annual Report     76

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2018	2017	2016
Balance at January 1	$15	$14	$24
Additions related to current year	3	—	1
Additions related to prior years positions	5	—	—
Reductions related to prior years positions	—	—	(5)
Settlements with taxing authorities(1)	(1)	—	(5)
Currency	(2)	1	(1)
Balance at December 31	$20	$15	$14
 _______________

(1)	2018 and 2016 settlement resulted in $1 million and $5 million cash paid, respectively.

We maintain offsetting benefits from other jurisdictions of $15 million, $16 million and $16 million, at December 31, 2018, 2017 and 2016, respectively. We recognized interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements within income tax expense. We had $10 million, $6 million and $4 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2018, 2017 and 2016, respectively. In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2012. With respect to our major foreign jurisdictions, the years generally remain open back to 2006.

Deferred Income Taxes

The Company is indefinitely reinvested in the undistributed earnings of its foreign subsidiaries with respect to the U.S. These foreign subsidiaries have aggregate cumulative undistributed earnings of $164 million as of December 31, 2018. For years after 2017, the Tax Reform does allow for certain earnings to be repatriated free from U.S. Federal taxes. However, the repatriation of earnings could give rise to additional tax liabilities. We have also not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These other basis differences will also be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable. We have provided for deferred taxes with respect to certain unremitted earnings of foreign subsidiaries that are not indefinitely reinvested between foreign subsidiaries outside of the U.S.

Conduent Inc. 2018 Annual Report     77

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(in millions)	2018	2017
Deferred Tax Assets
Net operating losses	$46	$41
Operating reserves, accruals and deferrals	68	85
Deferred compensation	16	59
Pension	2	15
Settlement reserves	67	18
Other	11	27
Subtotal	210	245
Valuation allowance	(44)	(35)
Total	$166	$210

Deferred Tax Liabilities
Unearned income	$86	$134
Intangibles and goodwill	341	413
Depreciation	30	5
Other	24	25
Total	$481	$577

Total Deferred Taxes, Net	$(315)	$(367)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $9 million and $11 million, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

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

At December 31, 2018, we had tax credit carryforwards of $9 million available to offset future income taxes which will expire between 2019 and 2038 if not utilized. We also had net operating loss carryforwards for income tax purposes of $417 million that will expire between 2019 and 2038, if not utilized; and $54 million available to offset future taxable income indefinitely.

Conduent Inc. 2018 Annual Report     78

Note 14 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of December 31, 2018. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the consolidated financial position or liquidity. As of December 31, 2018, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

Conduent Inc. 2018 Annual Report     79

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively, the "Xerox Defendants") violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Xerox Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of amounts paid for orthodontic treatment under the Texas Medicaid program for the period from approximately 2004 to 2012, three times the amount of the payments made as a result of the alleged unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The Xerox Defendants filed their Answer in June, 2014 denying all allegations. A trial date was originally scheduled for November, 2018. During the first quarter of 2018, the State notified the Xerox Defendants in the litigation discovery process that its claim is in excess of two billion dollars based primarily on the assertion of treble damages and civil penalties per illegal act for almost two hundred thousand purported illegal acts. During the second quarter of 2018, the trial date was rescheduled for May, 2019. During October of 2018, discussions with the State were undertaken to determine if a mutually acceptable settlement might be reached. Those discussions were not productive. In the wake of those discussions, we recorded an additional $72 million reserve during the third quarter of 2018, increasing our aggregate reserve for this matter as of September 30, 2018, to $110 million. During December 2018, we re-engaged with the State in discussions to settle the matter. In February 2019, those discussions culminated in a settlement agreement and release among the Xerox Defendants, the State and HHSC. Pursuant to the terms of the Texas Agreement ("Texas Agreement"), the Company will pay the State of Texas $236 million in full settlement of the claims asserted against the Xerox Defendants. This amount is payable in installments of: (1) $20 million within 10 days of execution of the settlement agreement; (2) $20 million by April 15, 2019; (3) $38 million by July 31, 2019; (4) $79 million by July 31, 2020; and (5) $79 million by July 31, 2021. The Agreement does not prevent the Company from prepaying the foregoing amounts and the Company is currently considering whether to do so. The Company does not intend to make further disclosure regarding a possible prepayment unless it actually prepays such amounts in whole or in part. As part of the settlement, all proceedings in the lawsuit are suspended and the State and the HHSC will dismiss the lawsuit with prejudice and release the Xerox Defendants from all of the State’s claims after all settlement payments are made. As a result of entering into the Texas Agreement, the Company recorded an additional reserve of $113 million in the quarter ended December 31, 2018 which is net of a $13 million discount to reflect the fair value of the liability. The Defendants’ have not made any admission of liability or wrongdoing in entering into the Texas Agreement.

Conduent Inc. 2018 Annual Report     80

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (“Buck”), which was a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (“StanCERA”). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court as to Buck only, and only with respect to Plaintiff’s claim of aiding and abetting StanCERA in breaching its fiduciary duty. This case has been stayed pending the outcome of parallel litigation the plaintiffs are pursuing against StanCERA. The parallel litigation was tried before the bench in June 2018, and on January 24, 2019, the court found in favor of StanCERA, holding that it had not breached its fiduciary duty to plaintiffs. Plaintiffs in the parallel litigation have the right to file an appeal, which we expect. Nasrawi remains stayed until the parallel litigation is finally concluded. Absent the court finding that StanCERA breached its fiduciary duty, plaintiffs’ claim against Buck for aiding and abetting said breach would not appear viable. Buck will continue to aggressively defend these lawsuits. In August 2018, Conduent sold Buck Consultants, LLC; however, the Company retained this liability after the sale. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any.

Conduent Business Services, LLC v. Cognizant Business Services, LLC: On April 12, 2017, Conduent Business Services LLC (“Conduent”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between Conduent and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by Conduent through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to Conduent under Conduent’s contract with the New York Department of Health to provide a Medicaid Management Information Systems (the “NY MMIS Contract”). In the lawsuit, Conduent seeks damages in excess of one hundred fifty million dollars. During the first quarter of 2018, Conduent provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of forty-seven million dollars, which includes amounts alleged not paid to Cognizant under the contract and an alleged twenty-five million dollars of termination fee. Conduent has responded to Cognizant’s counterclaims by denying the allegations. Conduent will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome.

Conduent Inc. 2018 Annual Report     81

Other Matters:

On January 5, 2016, the Consumer Financial Protection Bureau (the "CFPB") notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. XES submitted its response to the NORA. The CFPB’s NORA stems from an inquiry that commenced in 2014 when XES received and responded to a CFPB Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the U.S. Department of Education (the "Department") and the CFPB certain adjustments of which it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB, the U.S. Department of Education, the U.S. Department of Justice, the New York Office of the Attorney General, the New York Department of Financial Services and the Massachusetts Office of the Attorney General began similar reviews. XES has cooperated and continues to fully cooperate with all regulatory agencies. It resolved the Massachusetts Office of the Attorney General investigation in November 2016 and the investigations by both the New York agencies in January 2019. Both as a result of these inquiries, its own reviews of operations and work performed by external auditors, XES has identified certain other operational issues requiring remediation, and this remediation work has commenced. XES disclosed these additional operational projects to the Department at the end of the second quarter of 2018 and is working to complete these projects. In the third quarter of 2018, the Company exited the Student Loan Services business. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which the Company serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of current reserves. The Company could in future periods incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Guarantees and Indemnifications

Indemnifications Provided as Part of Contracts and Agreements

Acquisitions/Divestitures:

We have indemnified, subject to certain deductibles and limits, the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. In addition, we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants, including such matters as adequate title to assets sold, intellectual property rights and certain income taxes arising prior to the date of acquisition. Where appropriate, an obligation for such indemnifications is recorded as a liability at the time of the acquisition or divestiture. Since the obligated amounts of these types of indemnifications are often not explicitly stated or are contingent on the occurrence of future events, the overall maximum amount, or range of amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments for these indemnifications. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved within specific timeframes post-closing. We have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

Conduent Inc. 2018 Annual Report     82

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

Other Contingencies

Certain contracts, primarily in the Company's Public Sector segment, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2018, the Company had $646 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $344 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Credit Facility) to allow it to respond to future requests for proposals that require such credit support.

Conduent Inc. 2018 Annual Report     83

Note 15 - Preferred Stock

Series A Preferred Stock

In connection with the December 31, 2016 spin-off from Xerox Corporation, we issued 120 thousand shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 million and an initial fair value of $142 million. The Series A convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 million per year). Each share of the Series A convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393 thousand shares (reflecting an initial conversion price of approximately $22.250 per share of common stock), subject to customary anti-dilution adjustments.

If the closing price of our common stock exceeds 137% of the initial conversion price for 20 out of 30 trading days, we have the right to cause any or all of the Series A convertible preferred stock to be converted into shares of common stock at the then applicable conversion rate. The Series A convertible preferred stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Conduent's common stock, the holder of Series A convertible preferred stock has the right to require us to redeem any or all of the Series A convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including, the redemption date. As a result of the contingent redemption feature, the Series A convertible preferred stock is classified as temporary equity and reflected separately from permanent equity in the Consolidated Balance Sheets.

Note 16 – Shareholders’ Equity

Preferred Stock

As of December 31, 2018, we had one class of preferred stock outstanding. See Note 15 – Preferred Stock for further information. We are authorized to issue approximately 100 million shares of cumulative preferred stock at $0.01 par value per share.

Common Stock

We have 1 billion authorized shares of common stock at $0.01 par value per share. At December 31, 2018, 15 million shares were reserved for issuance under our incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.

Stock Compensation Plans

Certain of our employees participate in a long-term incentive plan. Our long-term incentive plan authorizes the issuance of restricted stock units / shares (RSU), performance stock units / share (PSU) and non-qualified stock options to employees. All awards for these plans prior to 2017 were made in Xerox stock and therefore converted into Conduent stock effective upon the Separation. Using a formula designed to preserve the value of the award immediately prior to the Separation, all of these awards will be settled and are reflected in the Company's Consolidated Statements of Shareholders' Equity. Stock-based compensation expense includes expense based on the awards and terms previously granted to the employees.

Stock-based compensation expense was as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Stock-based compensation expense, pre-tax	$38	$42	$23
Income tax benefit recognized in earnings	7	17	9

Conduent Inc. 2018 Annual Report     84

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

The fair value of PSUs is based upon the market price of Conduent's common stock on the date of the grant. Compensation expense is recognized over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.

Employee Stock Options: Stock options were issued by a former parent company and were converted to Conduent's common stock upon the Separation. These options generally expire within the next one year. Other than these options, Conduent has not issued any new stock options.

Summary of Stock-based Compensation Activity

	2018		2017		2016
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units / Shares
Outstanding at January 1	3,125	$16.29	1,961	$13.99	782	$11.70
Granted	1,246	18.82	1,988	16.75	2,602	9.61
Vested	(1,501)	17.30	(215)	19.98	(119)	9.43
Canceled	(471)	16.62	(609)	15.88	(121)	10.55
Impact of spin-off(1)	—	n/a	—	n/a	(1,183)	n/a
Outstanding at December 31	2,399	16.90	3,125	16.29	1,961	13.99

Performance Stock Units / Shares
Outstanding at January 1	5,429	$16.55	4,926	$13.99	7,522	$11.57
Granted	730	18.64	3,933	16.76	1,850	9.35
Vested	(980)	17.12	(1,696)	19.67	—	—
Canceled	(622)	16.59	(1,734)	17.46	(1,478)	11.96
Impact of spin-off(1)	—	n/a	—	n/a	(2,968)	n/a
Outstanding at December 31	4,557	16.76	5,429	16.55	4,926	13.99
_____________________________

(1)	Stock-based compensation was converted from former parent stock into Conduent common stock at spin-off.

The Company issued 96 thousand Deferred Stock Units (DSU) to non-employee members of the Board of Directors. These DSUs are fully vested and will be issued when the directors leave the Board.

The Company has 119 thousand stock options outstanding as of December 31, 2018 at a strike price of $10.15. These stock options are fully vested and exercisable.

Conduent Inc. 2018 Annual Report     85

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2018 was as follows (in millions):

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units / Shares	$21	0.9
Performance Stock Units / Shares	15	0.8
Total	$36

The aggregate intrinsic value of outstanding RSUs and PSUs awards were as follows (in millions):

Awards	December 31, 2018
Restricted Stock Units / Shares	$26
Performance Stock Units / Shares	48

Information related to stock options outstanding and exercisable at December 31, 2018 was as follows

(in millions)	Options
	Outstanding	Exercisable
Aggregate intrinsic value	$1	$1
Weighted-average remaining contractual life (years)	0.6	0.6

The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards were as follows:

(in millions)	December 31, 2018			December 31, 2017			December 31, 2016
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units / Shares	$20	$—	$4	$3	$—	$1	$1	$—	$—
Performance Stock Units / Shares	18	—	4	25	—	10	—	—	—
Stock Options	2	2	—	3	6	1	3	9	1

Conduent Inc. 2018 Annual Report     86

Note 17 – Other Comprehensive Income (Loss)

Other Comprehensive Loss is comprised of the following:

	Year Ended December 31,
	2018		2017		2016
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Currency Translation
Currency translation adjustments, net	$(31)	$(31)	$35	$35	$(135)	$(135)
Reclassification of currency translation adjustments on divestitures	42	42	—	—	—	—
Translation adjustments gains(losses)	$11	$11	$35	$35	$(135)	$(135)
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	$2	$1	$1	$1	$(2)	$(1)
Changes in cash flow hedges reclassed to earnings(1)	(1)	—	2	1	2	1
Net Unrealized Gains (Losses)	$1	$1	$3	$2	$—	$—

Defined Benefit Plans Gains (Losses)
Reclassification of divested benefit plans and other	$65	$62	$—	$—	$—	$—
Net actuarial/prior service gains (losses)	—	—	(5)	(4)	(31)	(23)
Actuarial loss amortization/settlement(2)	—	—	2	2	1	1
Other gains (losses)(3)	—	—	(4)	(3)	3	2
Changes in Defined Benefit Plans Gains (Losses)	$65	$62	$(7)	$(5)	$(27)	$(20)

Other Comprehensive Income (Loss)	$77	$74	$31	$32	$(162)	$(155)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 10 – Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to total net periodic benefit cost.

(3)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2017	$(437)	$1	$(58)	$(494)
Reclassification of amounts impacted by Tax Reform	—	—	(5)	(5)
Other comprehensive income (loss) before reclassifications	(31)	1	—	(30)
Amounts reclassified from accumulated other comprehensive loss	42	—	62	104
Net current period other comprehensive income (loss)	11	1	62	74
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)

Conduent Inc. 2018 Annual Report     87

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2016	$(472)	$(1)	$(53)	$(526)
Other comprehensive income (loss) before reclassifications	35	2	(5)	32
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	35	2	(5)	32
Balance at December 31, 2017	$(437)	$1	$(58)	$(494)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2015	$(147)	$(1)	$(33)	$(181)
Net transfers from former parent company	(190)	—	—	(190)
Other comprehensive income (loss) before reclassifications	(135)	—	(20)	(155)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(135)	—	(20)	(155)
Balance at December 31, 2016	$(472)	$(1)	$(53)	$(526)
__________

(1)	All amounts are net of tax. Tax effects were immaterial.

Conduent Inc. 2018 Annual Report     88

Note 18 – Earnings per Share
We did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions, except per share data. Shares in thousands)	2018	2017	2016
Basic Earnings (Loss) per Share:
Net income (loss) from continuing operations	$(416)	$177	$(983)
Accrued dividends on preferred stock	(10)	(10)	—
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	(426)	167	(983)
Net income (loss) from discontinued operations	—	4	—
Adjusted Net Income (Loss) Available to Common Shareholders	$(426)	$171	$(983)
Weighted average common shares outstanding	206,056	204,007	202,875

Basic Earnings (Loss) per Share:
Continuing operations	$(2.06)	$0.82	$(4.85)
Discontinued operations	—	0.02	—
Basic Earnings (Loss) per Share	$(2.06)	$0.84	$(4.85)

Diluted Earnings (Loss) per Share:
Net income (loss) from continuing operations	$(416)	$177	$(983)
Accrued dividends on preferred stock	(10)	(10)	—
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	(426)	167	(983)
Net income (loss) from discontinued operations	—	4	—
Adjusted Net Income (Loss) Available to Common Shareholders	$(426)	$171	$(983)
Weighted average common shares outstanding	206,056	204,007	202,875
Common shares issuable with respect to:
Stock options	—	195	—
Restricted stock and performance units / shares	—	2,591	—
8% Convertible preferred stock	—	—	—
Adjusted Weighted Average Common Shares Outstanding	206,056	206,793	202,875
Diluted Earnings (Loss) per Share:
Continuing operations	$(2.06)	$0.81	$(4.85)
Discontinued operations	—	0.02	—
Diluted Earnings (Loss) per Share	$(2.06)	$0.83	$(4.85)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	119	—	857
Restricted stock and performance shares/units	5,242	2,568	5,719
Convertible preferred stock	5,393	5,393	5,393
Total Anti-Dilutive Securities	10,754	7,961	11,969

Note 19 – Subsequent Events

In January 2019, the Company completed the acquisition of Health Solutions Plus (HSP), a software provider of healthcare payer administration solutions for $90 million and a maximum contingent consideration payment of $7.8 million over two years.

In February 2019, the Company completed the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC for $25 million, subject to delayed transfer of certain assets in some countries pending fulfillment of legal requirements.

Conduent Inc. 2018 Annual Report     89

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Revenues	$1,420	$1,387	$1,304	$1,282	$5,393
Costs and Expenses	1,474	1,333	1,556	1,425	5,788
(Loss) Income before Income Taxes	(54)	54	(252)	(143)	(395)
Income tax (benefit) expense	(4)	43	(15)	(3)	21
(Loss) Income from Continuing Operations	(50)	11	(237)	(140)	(416)
Income from discontinued operations, net of tax	—	—	—	—	—
Net (Loss) Income	$(50)	$11	$(237)	$(140)	$(416)

Basic Earnings (Loss) per Share(1):
Continuing operations	$(0.26)	$0.05	$(1.16)	$(0.69)	$(2.06)
Discontinued operations	—	—	—	—	—
Total Basic (Loss) Earnings per Share:	$(0.26)	$0.05	$(1.16)	$(0.69)	$(2.06)

Diluted Earnings (Loss) per Share(1):
Continuing operations	$(0.26)	$0.04	$(1.16)	$(0.69)	$(2.06)
Discontinued operations	—	—	—	—	—
Total Diluted (Loss) Earnings per Share	$(0.26)	$0.04	$(1.16)	$(0.69)	$(2.06)
2017
Revenues	$1,553	$1,496	$1,480	$1,493	$6,022
Costs and Expenses	1,575	1,507	1,467	1,489	6,038
(Loss) Income before Income Taxes	(22)	(11)	13	4	(16)
Income tax (benefit) expense	(12)	(7)	30	(204)	(193)
(Loss) Income from Continuing Operations	(10)	(4)	(17)	208	177
Income (loss) from discontinued operations, net of tax	4	—	—	—	4
Net (Loss) Income	$(6)	$(4)	$(17)	$208	$181

Basic Earnings (Loss) per Share(1):
Continuing operations	$(0.06)	$(0.03)	$(0.09)	$1.00	$0.82
Discontinued operations	$0.02	$—	$—	$—	$0.02
Total Basic (Loss) Earnings per Share:	$(0.04)	$(0.03)	$(0.09)	$1.00	$0.84

Diluted Earnings (Loss) per Share(1):
Continuing operations	$(0.06)	$(0.03)	$(0.09)	$0.98	$0.81
Discontinued operations	$0.02	$—	$—	$—	$0.02
Total Diluted (Loss) Earnings per Share	$(0.04)	$(0.03)	$(0.09)	$0.98	$0.83
 _________________

(1)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Conduent Inc. 2018 Annual Report     90

ITEM 9A. CONTROLS AND PROCEDURES

Management's Responsibility for Financial Statements
Management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.

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

Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Conduent Inc. 2018 Annual Report     91

ITEM 9B. OTHER INFORMATION
None

Conduent Inc. 2018 Annual Report     92

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2019 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2019 Annual Meeting of Stockholders. The Proxy Statement is expected to be filed within 120 days after the end of our fiscal year ended December 31, 2018.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2019 Proxy Statement.

The information required by this Item regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2019 Proxy Statement.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: https://www.conduent.com/corporate-governance/ethics-and-compliance/. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2019 Proxy Statement and is incorporated here by reference.

Executive Officers of Conduent

The following is a list of the executive officers of Conduent, their current ages, their present positions and the year appointed to their present positions.

Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the by-laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
Ashok Vemuri*	50	Chief Executive Officer	2017	2017
Allan Cohen	49	Vice President & Chief Accounting Officer	2017	2017
Jeffrey Friedel	54	Executive Vice President & Chief People Officer	2017	2017
James Michael Peffer	57	Executive Vice President, General Counsel & Secretary	2017	2017
Brian J. Webb-Walsh	43	Executive Vice President & Chief Financial Officer	2017	2017

*	Member of Conduent Board of Directors

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

Prior to joining Conduent, Mr. Cohen served as Senior Vice President and Controller of NBC Universal since 2011. Mr. Cohen also previously served as Vice President, Assistant Controller at Time Warner, Professional Accounting Fellow in the Division of Corporate Finance at the SEC and Senior Manager at PriceWaterhouseCoopers.

Conduent Inc. 2018 Annual Report     93

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

Mr. Peffer served as Vice President, General Counsel and Secretary for Xerox Corporation from August 2016 to December 2016. Prior to this, Mr. Peffer served as Associate General Counsel of Xerox Corporation and Executive Vice President of Xerox Business Services, LLC since 2010. Prior to 2010, Mr. Peffer was Senior Vice President and Deputy General Counsel of ACS from May 2009.

Mr. Webb-Walsh served as the Chief Financial Officer of Xerox Services since January 2016. Prior to this, Mr. Webb-Walsh was Senior Vice President of Finance for the Government Healthcare Group and the Platform Development and Systems Integration Group of Xerox Services. Mr. Webb-Walsh joined Xerox Corporation in 1997 and has held a variety of leadership positions.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item included under the following captions under “Proposal 1 - Election of Directors” in our 2019 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2018”, “Outstanding Equity Awards at 2018 Fiscal Year-End”, “Option Exercises and Stock Vested in 2018”, “Pension Benefits for the 2018 Fiscal Year”, “Nonqualified Deferred Compensation for the 2018 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, “Summary of Annual Director Annual Compensation, "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2019 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1 - Election of Directors” in our 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1 - Election of Directors” in our 2019 Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2019 Proxy Statement.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES

The information required by this Item regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2019 Proxy Statement.

Conduent Inc. 2018 Annual Report     94

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

▪	Report of Independent Registered Public Accounting Firm including Report on Financial Statement Schedule;

▪	Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2018;

▪	Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2018;

▪	Consolidated Balance Sheets as of December 31, 2018 and 2017;

▪	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018;

▪	Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2018;

▪	Notes to the Consolidated Financial Statements;

▪	Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2018; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

(2)    Supplementary Data:

▪Quarterly Results of Operations (unaudited).

▪SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the three years ended December 31, 2018

(in millions)		Balance at beginning of period	Additions charged to expense(1)	Amounts (credited) charged to other income statement accounts (2)	Deductions and other, net of recoveries (3)(4)	Balance at end of period
Allowance for Losses:
2018	Accounts Receivable	$2	$—	$—	$(1)	$1
2017	Accounts Receivable	7	(1)	—	(4)	2
2016	Accounts Receivable	6	4	—	(3)	7

Tax Valuation Allowance:
2018	Tax Valuation	35	9	—	—	44
2017	Tax Valuation	24	11	—	—	35
2016	Tax Valuation	38	—	—	(14)	24
 __________

(1)	Account Receivables: additions charged to expense represent bad debt provisions relate to estimated losses due to credit and similar collectibility issues.

(2)	Account Receivables: Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

Conduent Inc. 2018 Annual Report     95

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
Management contracts or compensatory plans or arrangements listed that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2019 Proxy Statement or to our directors are preceded by an asterisk (*).

Exhibit No.
2.1	Separation and Distribution Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
3.1	Restated Certificate of Incorporation of Registrant as of December 23, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated December 23, 2016. (See SEC File Number 001-37817).
3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 23, 2016. (See SEC File Number 001-37817).
4.1(a)	Indenture, dated as of December 7, 2016, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 9, 2016. (See SEC File Number 001-37817).
4.1(b)	First Supplemental Indenture, dated as of January 9, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1(a) to the Registrant's Quarterly Report on Form 10-Q dated August 8, 2018. (See SEC File Number 001-37817).
4.1(c)	Second Supplemental Indenture, dated as of June 1, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1(b) to the Registrant's Quarterly Report on Form 10-Q dated August 8, 2018. (See SEC File Number 001-37817).
4.1(d)	Third Supplemental Indenture, dated as of June 1, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1(c) to the Registrant's Quarterly Report on Form 10-Q dated August 8, 2018. (See SEC File Number 001-37817).
4.1(e)	Fourth Supplemental Indenture, dated as of June 1, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1(d) to the Registrant's Quarterly Report on Form 10-Q dated August 8, 2018. (See SEC File Number 001-37817).
4.1(f)	Fifth Supplemental Indenture, dated as of July 12, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
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

Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 9, 2016. (See SEC File Number 001-37817).

Conduent Inc. 2018 Annual Report     96

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

Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Form 10 dated August 15, 2016. (See SEC File Number 001-37817).
10.5(a)	Exchange Agreement dated October 27, 2016 by and among Darwin A. Deason, Conduent Incorporated and Xerox Corporation.

Conduent Inc. 2018 Annual Report     97

Incorporated by reference to Exhibit 10.14 to Registrant’s Amendment No. 5 to Form 10 dated October 28, 2016. (See SEC File Number 001-37817).
10.5(b)	Shareholders Agreement dated December 18, 2018 by and between Darwin Deason and Conduent Incorporated.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 18, 2018. (See SEC File Number 001-37817).
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which will appear in the Registrant’s 2019 Proxy Statement or to our directors are preceded by an asterisk (*).

*10.6(a)(i)	Registrant’s Performance Incentive Plan dated as of December 15, 2016 (“PIP”).
Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-215361 dated December 29, 2016. (See SEC File Number 001-37817).
*10.6(a)(ii)	Form of Restricted Stock Award Agreement under the PIP.
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 29, 2017. (See SEC File Number 001-37817).
*10.6(a)(iii)	Form of Performance Share Award Agreement (ELTIP) under the PIP.
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 29, 2017. (See SEC File Number 001-37817).
*10.6(a)(iv)	Form of Performance Share Award Agreement (SIG) under the PIP.
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 29, 2017. (See SEC File Number 001-37817).
*10.6(a)(v)	Forms of Performance Stock Unit Award Agreement 2017 under the PIP
Incorporated by reference to Exhibit 10.6(a)(v) to the Registrant's Annual Report on Form 10-K dated March 1, 2018. (See SEC File Number 001-37817).
*10.6(a)(vi)	Forms of Restricted Stock Unit Award Agreement 2017 under the PIP.
Incorporated by reference to Exhibit 10.6(a)(vi) to the Registrant's Annual Report on Form 10-K dated March 1, 2018. (See SEC File Number 001-37817)
*10.6(a)(vii)	Form of Restricted Stock Unit Award Agreement 2018 under the PIP Severance Plan, dated as of October 1, 2017.
Incorporated by reference to Exhibit 10.6(a)(vii) to the Registrant's Quarterly Report on Form 10-Q dated May 9, 2018. (See SEC File Number 001-37817).
*10.6(a)(viii)	Form of Performance Stock Unit Award Agreement 2018 under the PIP Severance Plan, dated as of October 1, 2017.
Incorporated by reference to Exhibit 10.6(a)(viii) to the Registrant's Quarterly Report on Form 10-Q dated May 9, 2018. (See SEC File Number 001-37817).
*10.6(a)(ix)	Form of Restricted Stock Unit Award Agreement 2019 under the PIP Severance Plan.
*10.6(a)(x)	Form of Performance Stock Unit Award Agreement 2019 under the PIP Severance Plan.
*10.6(b)(i)	Registrant’s Equity Compensation Plan for Non-Employee Directors dated as of December 15, 2016 (“ECPNED”).
Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-215361 dated December 29, 2016. (See SEC File Number 001-37817).
*10.6(b)(ii)	Form of Agreement under the ECPNED.
Incorporated by reference to Exhibit 10.6(b)(ii) to the Registrant's Annual Report on From 10-K dated March 10, 2017. (See SEC File Number 001-37817).
*10.6.(c)	Registrant's Executive Change in Control Severance Plan dated as of April 25, 2017.
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 28, 2017. (See SEC File Number 001-37817).
*10.6(d)	Letter Agreement dated June 10, 2016 between Xerox Corporation and Ashok Vemuri regarding compensation arrangements.
Incorporated by reference to Exhibit 99.2 to Xerox Corporation’s Current Report on Form 8-K dated June 14, 2016. (See SEC File Number 001-04471).
*10.6(e)	Letter Agreement dated July 22, 2016 between Xerox Corporation and J. Michael Peffer regarding compensation arrangements.

Conduent Inc. 2018 Annual Report     98

Incorporated by reference to Exhibit 10.12 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(f)	Letter Agreement dated September 6, 2016 between Xerox Corporation and Brian Webb-Walsh regarding compensation arrangements.
Incorporated by reference to Exhibit 10.13 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(g)	Letter Agreement dated September 28, 2017 between Conduent Incorporated and Allan Cohen regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(g) to the Registrant's Annual Report on Form 10-K dated March 1, 2018. (See SEC File Number 001-37817).
10.7(a)
Settlement Agreement and Release between the State of Texas, the Texas Health and Human Services Commission, Xerox Corporation, Conduent Incorporated, Conduent Business Services, LLC and Conduent State Healthcare, LLC dated February 18, 2019.

Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 19, 2019. (See SEC File Number 001-37817).
21.1	List of subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Conduent Inc. 2018 Annual Report     99

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ ASHOK VEMURI
Ashok Vemuri Chief Executive Officer

February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 28, 2019

Signature	Title
Principal Executive Officer:
/S/ ASHOK VEMURI	Chief Executive Officer and Director
Ashok Vemuri
Principal Financial Officer:
/S/ BRIAN WEBB-WALSH	Executive Vice President and Chief Financial Officer
Brian Webb-Walsh
Principal Accounting Officer:
/S/ ALLAN COHEN	Vice President and Chief Accounting Officer
Allan Cohen

/S/ NICHOLAS GRAZIANO	Director
Nicholas Graziano
/S/ JOIE A. GREGOR	Director
Joie A. Gregor
/s/ SCOTT LETIER	Director
Scott Letier
/S/ COURTNEY MATHER	Director
Courtney Mather
/S/ MICHAEL NEVIN	Director
Michael Nevin
/S/ MICHAEL A. NUTTER	Director
Michael A. Nutter
/s/ WILLIAM G. PARRETT	Director and Chairman of the Board
William G. Parrett
/S/ VIRGINIA M. WILSON	Director
Virginia M. Wilson

Conduent Inc. 2018 Annual Report     100