Form 10-Q
period 2019-03-31
CONDUENT Inc
filed 2019-05-09
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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
(844) 663-2638
(Registrant’s telephone number, including area code)
_________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CNDT	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at April 30, 2019
Common Stock, $0.01 par value	210,406,011

CNDT Q1 2019 Form 10-Q
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

Such factors include, but are not limited to: government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our continuing emphasis on and shift toward technology-led digital transactions; customer decision-making cycles and lead time for customer commitments; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to modernize our information technology infrastructure and consolidate data centers; our ability to comply with data security standards; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission and any current Report on Form 8-K. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

CNDT Q1 2019 Form 10-Q

CONDUENT INCORPORATED
FORM 10-Q
March 31, 2019

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q1 2019 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Revenue	$1,158	$1,420

Operating Costs and Expenses
Cost of Services (excluding depreciation and amortization)	906	1,115
Selling, general and administrative (excluding depreciation and amortization)	127	143
Research and development (excluding depreciation and amortization)	3	2
Depreciation and amortization	115	116
Restructuring and related costs	16	20
Interest expense	20	33
Goodwill impairment	284	—
(Gain) loss on divestitures and transaction costs	14	15
Litigation costs (recoveries), net	12	31
Other (income) expenses, net	(1)	(1)
Total Operating Costs and Expenses	1,496	1,474

Income (Loss) Before Income Taxes	(338)	(54)

Income tax expense (benefit)	(30)	(4)
Net Income (Loss)	$(308)	$(50)

Net Income (Loss) per Share:
Basic	$(1.49)	$(0.26)
Diluted	$(1.49)	$(0.26)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
Net Income (Loss)	$(308)	$(50)
Other Comprehensive Income (Loss), Net
Currency translation adjustments, net	7	9
Reclassification of currency translation adjustments on divestitures	15	5
Reclassification of divested benefit plans and other	(1)	—
Unrecognized gains (loss), net	1	(1)
Other Comprehensive Income (Loss), Net	22	13

Comprehensive Income (Loss), Net	$(286)	$(37)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$520	$756
Accounts receivable, net	820	782
Assets held for sale	—	15
Contract assets	197	177
Other current assets	294	234
Total current assets	1,831	1,964
Land, buildings and equipment, net	336	328
Operating lease right-of-use assets	338	—
Intangible assets, net	627	651
Goodwill	3,171	3,408
Other long-term assets	360	329
Total Assets	$6,663	$6,680
Liabilities and Equity
Current portion of long-term debt	$53	$55
Accounts payable	313	230
Accrued compensation and benefits costs	148	193
Unearned income	103	112
Liabilities held for sale	—	40
Other current liabilities	817	567
Total current liabilities	1,434	1,197
Long-term debt	1,496	1,512
Deferred taxes	283	327
Operating lease liabilities	282	—
Other long-term liabilities	99	280
Total Liabilities	3,594	3,316

Contingencies (See Note 13)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,879	3,878
Retained earnings (deficit)	(551)	(233)
Accumulated other comprehensive loss	(403)	(425)
Total Equity	2,927	3,222
Total Liabilities and Equity	$6,663	$6,680

Shares of common stock issued and outstanding	211,623	211,306
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(308)	$(50)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	115	116
Contract inducement amortization	1	1
Deferred income taxes	(45)	(8)
Goodwill impairment	284	—
(Gain) loss from investments	(1)	(1)
Amortization of debt financing costs	2	2
(Gain) loss on divestitures and transaction costs	14	15
Stock-based compensation	7	7
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(60)	(75)
(Increase) decrease in other current and long-term assets	(112)	(49)
Increase (decrease) in accounts payable and accrued compensation	58	(40)
Increase (decrease) in restructuring liabilities	4	7
Increase (decrease) in other current and long-term liabilities	(12)	43
Net change in income tax assets and liabilities	5	(5)
Other operating, net	(1)	(1)
Net cash provided by (used in) operating activities	(49)	(38)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(53)	(33)
Proceeds from sale of land, buildings and equipment	1	—
Cost of additions to internal use software	(17)	(6)
Payments for acquisitions, net of cash acquired	(90)	—
Payments from divestitures, including cash sold	(9)	—
Net cash provided by (used in) investing activities	(168)	(39)
Cash Flows from Financing Activities:
Payments on debt	(14)	(21)
Taxes paid for settlement of stock based compensation	(6)	(4)
Dividends paid on preferred stock	(2)	(2)
Net cash provided by (used in) financing activities	(22)	(27)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	—
Increase (decrease) in cash, cash equivalents and restricted cash	(237)	(104)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	765	667
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$528	$563
 ___________

(1)	Includes $8 million and $10 million of restricted cash as of March 31, 2019 and 2018, respectively, that were included in Other current assets on the Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2019 Form 10-Q

CONDUENT INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.

Description of Business

The Company is a global enterprise and leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. The Company serves as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience. The Company creates value for its commercial and government clients by applying its expertise, technology and innovation to help them drive customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics. The Company's portfolio includes industry-focused service offerings in attractive growth markets such as healthcare and transportation, as well as multi-industry service offerings such as transaction processing, customer care and payment services.

Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications have been made to prior year information to conform to current year presentation. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 2 – Recent Accounting Pronouncements

The Company's significant accounting policies are described in Note 1–Basis of Presentation and Summary of Significant Accounting Policies in the Company’s 2018 Annual Report on Form 10-K. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2018 that were applicable and material to the Company.

New Accounting Standards Adopted

Leases: The Company adopted the updated lease guidance as of January 1, 2019, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are, or contain, leases, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient. Additionally, the Company has elected not to include short-term leases, with a term of 12 months or less, on its Condensed Consolidated Balance Sheets.

CNDT Q1 2019 Form 10-Q

The impact of adopting this new guidance resulted in an increase to Operating lease right-of-use (ROU) assets of $387 million, an increase to Other current liabilities of $103 million, a decrease to Other long-term liabilities of $21 million, an increase to Operating lease liabilities of $316 million and a net decrease to opening retained earnings (deficit) of $8 million as of January 1, 2019. The adoption did not have an impact on the Company’s Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.

Summary of Accounting Policies

Leases

The Company determines if an arrangement is a lease at the inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company has operating and finance leases for real estate and equipment. Operating leases are included in Operating lease ROU assets, Other current liabilities, and Operating lease liabilities in our Condensed Consolidated Balance Sheets. Finance leases are included in Land, buildings and equipment, net, Current portion of long-term debt, and Long-term debt in our Condensed Consolidated Balance Sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option based on economic factors. The Company recognizes operating fixed lease expense and finance lease depreciation on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. The Company accounts for lease and non-lease components separately for its equipment leases, based on the estimated standalone price of each component, and combines lease and non-lease components for its real estate leases.

The components of lease costs were as follows:

(in millions)	Three Months Ended March 31, 2019
Finance Lease Costs:
Amortization of right of use assets	$3
Total Finance Lease Costs	$3
Operating lease costs:
Base rent	$31
Short-term lease costs	3
Variable lease costs(1)	7
Sublease income	(1)
Total Operating Lease Costs	$40

__________

(1)	Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

Interest expense related to the finance leases for the three months ended March 31, 2019 was immaterial.

CNDT Q1 2019 Form 10-Q

Supplemental cash flow information related to leases was as follows:

(in millions)	Three Months Ended March 31, 2019
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(30)

Financing cash flow from finance leases	$(3)

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$6

Supplemental balance sheet information related to leases was as follows:

(in millions)	March 31, 2019
Operating Leases:
Operating lease right of use assets	$338

Other current liabilities	$112
Operating lease liabilities	282
Total Operating Lease Liabilities	$394

Finance Leases:
Land, buildings and Equipment, net	$21

Current portion of long-term debt	$9
Long-term debt	14
Total Finance Lease Liabilities	$23

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rates for operating and finance leases were 5.2% and 4.8%, respectively.

The weighted average remaining lease terms for operating and finance leases at March 31, 2019, were 5 years and 3 years, respectively.

CNDT Q1 2019 Form 10-Q

The aggregate future lease payments for operating leases were as follows:

March 31, 2019
(in millions)	Operating Lease Payments
Maturity Of Lease Liabilities:
2019 (remaining)	$100
2020	105
2021	75
2022	52
2023	35
Thereafter	84
Total undiscounted operating lease payments	451
Less imputed interest	57
Present value of operating lease liabilities	$394

Maturities of finance lease liabilities were as follows:

March 31, 2019
(in millions)	Finance Lease Payments
2019 (remaining)	$8
2020	6
2021	5
2022	4
2023	1
Thereafter	—
Total undiscounted finance lease payments	24
Less imputed interest	1
Present value of finance lease liabilities	$23

As of March 31, 2019, the Company had an additional operating lease for real estate of $14 million, which has not commenced and has not been recognized on the Company's Consolidated Balance Sheet. This operating lease is expected to commence in 2019 with a lease term of 10 years.

As previously disclosed in Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, under the previous lease accounting, future minimum lease payments for operating leases having initial or remaining non-cancelable lease term in excess of one year were as follows:

December 31, 2018
(in millions)	Operating Lease Payments
Maturity Of Lease Liabilities:
2019	$153
2020	113
2021	78
2022	53
2023	33
Thereafter	76
Total minimum operating lease payments	$506

CNDT Q1 2019 Form 10-Q

New Accounting Standards To Be Adopted

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

Note 3 – Revenue, Contract Assets and Liabilities

Disaggregation of Revenue

The following table provides information about disaggregated revenue by major service line, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segments. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended March 31,
(in millions)	2019	2018
Commercial Industries:
Omni-channel communications	$211	$219
Human resource services	182	187
Industry services	219	248
Total Commercial Industries	612	654
Government Services:
Government Services and Healthcare	119	114
Payment Services	74	82
State and Local	119	126
Federal	13	13
Total Government Services	325	335
Transportation:
Tolling	79	72
Transit	54	54
Photo and Parking	48	46
Commercial Vehicle	3	4
Total Transportation	184	176
Other:
Divestitures	36	248
Education	1	7
Total Other	37	255
Total Consolidated Revenue	$1,158	$1,420

Timing of Revenue Recognition:
Point in time	$39	$36
Over time	1,119	1,384
Total Revenue	$1,158	$1,420

Contract Balances

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are the Company’s rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Contract assets are transferred to Accounts receivable when the rights to consideration become unconditional. Unearned income includes payments received in advance of performance under the contract, which are realized when the associated revenue is recognized under the contract.

CNDT Q1 2019 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	March 31, 2019	December 31, 2018
Contract Assets (Unearned Income)
Current contract assets	$197	$177
Long-term contract assets(1)	14	7
Current unearned income	(103)	(112)
Long-term unearned income(2)	(29)	(32)
Net Contract Assets (Unearned Income)	$79	$40
Accounts receivable, net	$820	$782
__________

(1)	Presented in Other long-term assets in the Condensed Consolidated Balance Sheets

(2)	Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets

Revenues of $53 million and $83 million were recognized during the three months ended March 31, 2019 and 2018, respectively, related to the Company's unearned income at December 31, 2018 and January 1, 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2019, was approximately $2 billion. The Company expects to recognize approximately 65% of the revenues over the next two years and the remainder thereafter.

Note 4 – Segment Reporting

The Company's reportable segments correspond to how the Company organizes and manages the business and are aligned to the industries in which the Company's clients operate.

Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for the following three reportable segments: Commercial Industries, Government Services and Transportation.

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

CNDT Q1 2019 Form 10-Q

Selected financial information for our reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
March 31, 2019				Divestitures	Other
Revenue	$612	$325	$184	$36	$1	$—	$1,158
Segment profit (loss)	$113	$86	$20	$1	$—	$(151)	$69
Segment depreciation and amortization	$22	$9	$9	$—	$—	$14	$54
Adjusted EBITDA	$135	$95	$29	$1	$—	$(137)	$123

March 31, 2018
Revenue	$654	$335	$176	$248	$7	$—	$1,420
Segment profit (loss)	$110	$108	$27	$39	$(3)	$(176)	$105
Segment depreciation and amortization	$28	$7	$8	$2	$1	$10	$56
Adjusted EBITDA	$138	$115	$35	$41	$(2)	$(166)	$161

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2019	2018
Income (Loss) Before Income Taxes	$(338)	$(54)
Reconciling items:
Amortization of acquired intangible assets	62	61
Restructuring and related costs	16	20
Interest expense	20	33
Goodwill impairment	284	—
(Gain) loss on divestitures and transaction costs	14	15
Litigation costs (recoveries), net	12	31
Other (income) expenses, net	(1)	(1)
Segment Pre-tax Income (Loss)	$69	$105
Segment depreciation and amortization (including contract inducements)	$54	$56
Adjusted EBITDA	$123	$161

Note 5 – Assets/Liabilities Held for Sale

In February 2019, the Company completed the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC. During the first quarter of 2019, the Company recorded an additional loss, inclusive of transaction costs, of $12 million on the sale of this portfolio, reflecting certain changes in estimates that were made when recording the initial charge. The revenue generated from this business was $36 million for the three months ended March 31, 2019 and $439 million for the year ended December 31, 2018.

Note 6 – Business Acquisition

In January 2019, the Company completed the acquisition of Health Solutions Plus (HSP), a software provider of healthcare payer administration solutions, for a total base consideration of $90 million and a maximum contingent consideration payment of $8 million based on a cumulative achievement over two years. Revenue and pre-tax income recorded since the acquisition date through March 31, 2019 were $4 million and $3 million, respectively.

The Company’s purchase price allocation for the HSP acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The preliminary purchase price based upon the current determination of fair values as at March 31, 2019 was as follows:

CNDT Q1 2019 Form 10-Q

(in millions)	March 31, 2019
Fair Value of Consideration Transferred:
Cash paid	$90
Recorded earn-out payable	7
Total Consideration	$97
Allocation of Purchase Price:
Net tangible assets	$10
Costs Assigned to Intangible Assets
Developed technology	20
Customer relationships	18
Trademarks and trade names	1
Goodwill	48
Total Intangible Assets	87

Total Assets	$97

The useful lives are 7 years, 15 years and 1.5 years for Developed technology, Customer relationships and Trademarks and trade names, respectively. The acquired goodwill is associated with the Company's Commercial Industries segment. This acquired goodwill, while tax deductible, includes $7 million related to contingent consideration payable that is not tax deductible until it is earned and paid. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of HSP.

The Company has not presented separate results of operations or combined pro forma financial information of the Company and the acquired interests because the results of operations of the acquired business are considered immaterial.

Note 7 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in increased lease cancellation and other related costs. Also included in Restructuring and Related Costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $9 million for the three months ended March 31, 2019. Management continues to evaluate the Company's business, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

CNDT Q1 2019 Form 10-Q

A summary of the Company's restructuring program activity during the three months ended March 31, 2019 and 2018 was as follows:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2018	$13	$36	$49
Restructuring provision	3	14	17
Adjustments to prior accruals	—	(1)	(1)
Total Net Current Period Charges	3	13	16
Payments against reserve and currency	(5)	(6)	(11)
Adoption of new lease standard	—	(22)	(22)
Other	—	(3)	(3)
Accrued Balance at March 31, 2019	$11	$18	$29

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2017	$14	$30	$44
Restructuring provision	17	7	24
Adjustments to prior accruals	(3)	(2)	(5)
Total Net Current Period Charges	14	5	19
Payments against reserve and currency	(5)	(8)	(13)
Other	—	1	1
Accrued Balance at March 31, 2018	$23	$28	$51

In addition, the Company recorded professional support costs associated with the strategic transformation program in Restructuring and related costs of $0 million and $1 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
(in millions)	2019	2018
Commercial Industries	$2	$12
Shared IT / Infrastructure & Corporate Costs	14	7
Total Net Restructuring Charges	$16	$19

Note 8 – Debt

Long-term debt was as follows:

(in millions)	March 31, 2019	December 31, 2018
Term loan A due 2022	$691	$705
Term loan B due 2023	831	833
Senior notes due 2024	34	34
Finance lease obligations	23	26
Principal debt balance	1,579	1,598
Debt issuance costs and unamortized discounts	(30)	(31)
Less: current maturities	(53)	(55)
Total Long-term Debt	$1,496	$1,512

CNDT Q1 2019 Form 10-Q

Note 9 – Financial Instruments

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

At March 31, 2019 and December 31, 2018, the Company had outstanding forward exchange contracts with gross notional values of approximately $164 million and $167 million, respectively. Approximately 65% of these contracts mature within three months, 14% in three to six months, 16% in six to twelve months and 5% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

Refer to Note 10 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

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

Unless noted herein, the Company's valuation methodologies for assets and liabilities measured at fair value are described in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2.

(in millions)	March 31, 2019	December 31, 2018
Assets:
Foreign exchange contract - forward	$3	$3
Total Assets	$3	$3
Liabilities:
Foreign exchange contracts - forwards	$1	$1
Total Liabilities	$1	$1

CNDT Q1 2019 Form 10-Q

Summary of Other Financial Assets and Liabilities

The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Assets held for sale	—	—	15	15
Liabilities:
Long-term debt	1,496	1,478	1,512	1,463
Liabilities held for sale	—	—	40	40

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

The fair value of the Goodwill impairment of $284 million recorded for the three months ended March 31, 2019, was estimated based on a discounted cash flow and market multiple analysis (level 3). Refer to Note 18 – Goodwill to the Condensed Consolidated Financial Statements for additional information regarding this impairment charge.

The fair value of the Assets held for sale and the Liabilities held for sale were measured based on the sales price less estimated transactions costs (Level 3). Refer to Note 5 – Assets/Liabilities Held for Sale to the Condensed Consolidated Financial Statements for additional information

The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

Note 11 – Employee Benefit Plans

The Company has post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans. Historically, the Company matched a portion of employee contributions. However, beginning in 2019, the Company has suspended its match to the 401(k) plan for all U.S. employees, except hourly employees.

The Company recognized an expense related to its defined contribution plans of $3 million and $8 million for the three months ended March 31, 2019 and 2018, respectively. As a result of suspending 401(K) match for U.S. employees as indicated above, there was a $3 million reduction in expense for the three months ended March 31, 2019.

Note 12 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)
Other comprehensive income (loss) before reclassifications	7	1	—	8
Amounts reclassified from accumulated other comprehensive loss	15	—	(1)	14
Net current period other comprehensive income (loss)	22	1	(1)	22
Balance at March 31, 2019	$(404)	$3	$(2)	$(403)

CNDT Q1 2019 Form 10-Q

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2017	$(437)	$1	$(58)	$(494)
Other comprehensive income (loss) before reclassifications	9	(1)	—	8
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5
Net current period other comprehensive income (loss)	14	(1)	—	13
Balance at March 31, 2018	$(423)	$—	$(58)	$(481)
__________

(1)	All amounts are net of tax. Tax effects were immaterial.

Note 13 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws, regulations and matters. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of March 31, 2019. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed consolidated financial position or liquidity. As of March 31, 2019, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

CNDT Q1 2019 Form 10-Q

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Conduent State Healthcare LLC (f/k/a Xerox State Healthcare, LLC and ACS State Healthcare) (“CSH”), Conduent Business Services LLC (“CBS”) and Conduent Incorporated (“CI”) (collectively, CSH, CBS and CI are referred to herein as the "Conduent Defendants") and Xerox Corporation (together with the Conduent Defendants called “Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”) (the “State Action”). In February 2019 a settlement agreement and release was reached among the Defendants, the State and HHSC. Pursuant to the terms of the Texas Agreement ("Texas Agreement"), the Conduent Defendants will pay the State of Texas $236 million in full settlement of the claims asserted against the Defendants. This amount was payable in installments and all proceedings in the lawsuit were suspended and the State and the HHSC agreed to dismiss the lawsuit with prejudice and release the Defendants from all of the State’s claims after all settlement payments are made. In May 2019, the Defendants entered into the First Amendment to Settlement Agreement and Release with the State (the “Amended Agreement”). Pursuant to the terms of the Amended Agreement, the amount paid to the State by the Conduent Defendants in full settlement of the State Action will be paid as follows: (1) $40 million on or before April 15, 2019 (which the Company has already paid); (2) $78 million on or before May 15, 2019 (the “First Payment”); and (3) $118 million on or before January 15, 2020 (the “Second Payment”). In order to secure the Second Payment, the Company will provide bank issued letters of credit to the State in the full amount of the Second Payment (the “LCs”) which the State may present for payment to the issuing banks if the Conduent Defendants do not make the Second Payment. On the 91st day following receipt of the First Payment and the LCs, the State will file a dismissal with prejudice dismissing the State Action and fully release and discharge the Defendants. As a result of the change in payment terms pursuant to the Amended Agreement, the Company recognized an additional $13 million of expense in the quarter ended March 31, 2019.

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

CNDT Q1 2019 Form 10-Q

Conduent Business Services, LLC v. Cognizant Business Services, LLC: On April 12, 2017, Conduent Business Services LLC (“Conduent”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between Conduent and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by Conduent through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to Conduent under Conduent’s contract with the New York Department of Health to provide a Medicaid Management Information Systems. In the lawsuit, Conduent seeks damages in excess of $150 million. During the first quarter of 2018, Conduent provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the contract and an alleged $25 million for termination fees. Conduent has responded to Cognizant’s counterclaims by denying the allegations. Conduent will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome.

Other Matters

On January 5, 2016, the Consumer Financial Protection Bureau (the "CFPB") notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB have commenced an action, it may have sought restitution, civil monetary penalties, injunctive relief, or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. XES submitted its response to the NORA. The CFPB’s NORA stems from an inquiry that commenced in 2014 when XES received and responded to a CFPB Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the U.S. Department of Education (the "Department") and the CFPB certain adjustments of which it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB, the U.S. Department of Education, the U.S. Department of Justice and several state agencies began similar reviews. XES has cooperated and continues to fully cooperate with all regulatory agencies and has resolved the state agency investigations. As a result of these regulatory inquiries, its own reviews of operations and work performed by external auditors, XES identified and remediated certain other operational issues. XES disclosed these additional operational projects to the Department at the end of the second quarter of 2018 and to the CFPB in late 2018. In the third quarter of 2018, the Company exited the Student Loan Services business. In the first quarter of 2019, the Company resolved the CFPB’s investigation. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which the Company serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of current reserves. The Company could, in future periods, incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

CNDT Q1 2019 Form 10-Q

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2019, the Company had $636 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $266 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Credit Facility) to allow it to respond to future requests for proposals that require such credit support.

Note 14 – Preferred Stock

Series A Preferred Stock

In December 2016, the Company issued 120,000 shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 million and an initial fair value of $142 million. The convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 million per year). Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393,000 shares (reflecting an initial conversion price of approximately $22.25 per share of common stock), subject to customary anti-dilution adjustments.

Note 15 – Shareholders’ Equity

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Conduent Shareholders' Equity
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$3,222
Cash dividends paid - preferred stock	—	—	(2)	—	(2)
Cumulative impact of adopting the new lease standard	—	—	(8)	—	(8)
Stock option and incentive plans, net	—	1	—	—	1
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(308)	—	(308)
Other comprehensive income (loss), net	—	—	—	22	22
Total Comprehensive Income (Loss), Net	—	—	(308)	22	(286)
Balance at March 31, 2019	$2	$3,879	$(551)	$(403)	$2,927

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Conduent Shareholders' Equity
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$3,529
Cash dividends paid - preferred stock	—	—	(2)	—	(2)
Cumulative impact of adopting the new revenue standard	—	—	17	—	17
Stock option and incentive plans, net	—	3	—	—	3
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(50)	—	(50)
Other comprehensive income (loss), net	—	—	—	13	13
Total Comprehensive Income (Loss), Net	—	—	(50)	13	(37)
Balance at March 31, 2018	$2	$3,853	$136	$(481)	$3,510

CNDT Q1 2019 Form 10-Q

Note 16 – Earnings per Share

We did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share data in whole dollars and shares in thousands)	2019	2018
Net income (loss)	$(308)	$(50)
Accrued dividends on preferred stock	(2)	(2)
Adjusted Net Income (Loss) Available to Common Shareholders	$(310)	$(52)

Weighted average common shares outstanding	207,944	205,093
Common shares issuable with respect to:
Stock options	—	—
Restricted stock and performance units / shares	—	—
Adjusted Weighted Average Common Shares Outstanding	207,944	205,093

Net Income (Loss) per Share:
Basic	$(1.49)	$(0.26)
Diluted	$(1.49)	$(0.26)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	110	317
Restricted stock and performance shares/units	5,124	5,527
Convertible preferred stock	5,393	5,393
Total Anti-Dilutive Securities	10,627	11,237

Note 17 – Supplementary Financial Information

The components of Other current liabilities were as follows:

(in millions)	March 31, 2019	December 31, 2018
Accrued liabilities	$308	$307
Legal settlements	280	147
Current operating lease liabilities	112	—
All other liabilities	117	113
Total Other Current Liabilities	$817	$567

Note 18 – Goodwill

As a result of the Transportation reporting unit experiencing unanticipated losses of certain customer contracts, lower than expected new customer contracts and higher costs of delivery (all subsequent to February 2019), the growth of this reporting unit decreased resulting in its fair value being below its carrying value by approximately $284 million. As a result, the Company recorded a pre-tax impairment charge of approximately $284 million for the three months ended March 31, 2019.

CNDT Q1 2019 Form 10-Q

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

Overview

We are a leading provider of digital business services with expertise in transaction-intensive processing, analytics and automation. Our portfolio covers both front office and back office operations; however, the majority of our revenue and differentiation derives from engagements where we serve on behalf of our clients to manage end-user interactions across a wide-range of domains. Examples include payments, collections, benefit administration and end-user engagement services. We create value for our clients through more efficient service delivery combined with a personalized and seamless experience for the end-user. We apply our expertise, technology and innovation to continually modernize our offerings for improved customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics. Our strategy is to drive portfolio focus, operational discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments. Headquartered in Florham Park, New Jersey, we have a team of approximately 67,000 people as of March 31, 2019, servicing customers in 23 countries.

Financial Review of Operations

	Three Months Ended March 31,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
Revenue	$1,158	$1,420	$(262)	(18)%

Operating Costs and Expenses
Cost of Services (excluding depreciation and amortization)	906	1,115	(209)	(19)%
Selling, general and administrative (excluding depreciation and amortization)	127	143	(16)	(11)%
Research and development (excluding depreciation and amortization)	3	2	1	50%
Depreciation and amortization	115	116	(1)	(1)%
Restructuring and related costs	16	20	(4)	(20)%
Interest expense	20	33	(13)	(39)%
Goodwill impairment	284	—	284	—%
(Gain) loss on divestitures and transaction costs	14	15	(1)	(7)%
Litigation costs (recoveries), net	12	31	(19)	(61)%
Other (income) expenses, net	(1)	(1)	—	—%
Total Operating Costs and Expenses	1,496	1,474	22

Income (Loss) Before Income Taxes	(338)	(54)	(284)
Income tax expense (benefit)	(30)	(4)	(26)
Income (Loss) From Continuing Operations	$(308)	$(50)	$(258)

CNDT Q1 2019 Form 10-Q

Revenue

Revenue for the three months ended March 31, 2019 decreased, compared to the prior period, primarily due to the impact from divestitures completed in 2018 and 2019, strategic decisions by management as part of our portfolio rationalization, including exiting certain unprofitable contracts, contract losses and currency fluctuations. Partially offsetting these declines were increases from the ramp of new business.

Cost of Services (excluding depreciation and amortization)

Cost of services for the three months ended March 31, 2019 decreased, compared to the prior period, mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives, lost business, strategic contract actions taken by management as part of portfolio management, lower volumes and divestitures completed in 2018 and 2019.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

Lower SG&A for the three months ended March 31, 2019, compared to the prior period, was reflective of the impact of our strategic transformation initiatives, primarily due to reductions in labor costs as well as the reduction in 401(K) costs and negotiated IT contract costs. As a result of the Company suspending its 401(K) match for U.S. employees, except hourly employees, there was a $3 million reduction in expense for the three months ended March 31, 2019.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2019 decreased, compared to the prior period, primarily due to the divestitures in 2018.

Restructuring and Related Costs

Restructuring and related costs for the three months ended March 31, 2019 include $3 million of severance costs due to headcount reductions of approximately 200 employees worldwide, $9 million of costs related to data center migration and $4 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the three months ended March 31, 2018 include $14 million of severance costs due to headcount reductions of approximately 700 employees worldwide and $5 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint, and $1 million of strategic transformation costs.

Management continues to evaluate the Company's business, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

Refer to Note 7 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

Interest expense represents interest on long-term debts and the amortization of debt issuance costs. Decrease in Interest expense for the three months ended March 31, 2019, compared to the prior period, was driven primarily by lower average debt balances and repricing as a result of the tender offer in 2018. Refer to Note 8 – Debt in the Condensed Consolidated Financial Statements for additional information.

Goodwill Impairment

The goodwill impairment for the three months ended March 31, 2019 related to the write-down of the Transportation segment's carrying value. Refer to Note 18 – Goodwill to the Condensed Consolidated Financial Statements for additional information regarding this impairment charge.

CNDT Q1 2019 Form 10-Q

(Gain) Loss on Divestitures and Transaction Costs

The current year period consists of $5 million of changes in estimates related to losses on divestitures and $9 million of transaction and related costs, $4 million of which relates to costs to remediate Payment Card Industry Data Security Standards compliance issues related to the sale of select standalone customer care contracts to Skyview Capital LLC.

Litigation Costs (Recoveries), Net

Net litigation costs for the three months ended March 31, 2019, consists primarily of the $13 million expense related to the Texas litigation whereas the prior year period expense was primarily due to the establishment of a reserve for certain terminated contracts that were subject to litigation in 2018.

Refer to Note 13 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

Income Taxes

The effective tax rate for the three months ended March 31, 2019 was 8.9%, compared with 7.4% for the three months ended March 31, 2018. The March 31, 2019 rate was lower than the U.S. statutory rate of 21%, primarily due to the goodwill impairment charge being partially non-deductible for tax and the geographic mix of income, partially offset by the tax benefit recognized on the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC.

The effective tax rate for the three months ended March 31, 2018 was lower than the statutory tax rate of 21%, primarily due to the geographic mix of income and the impact of Global Intangible Low Tax Income and Base Erosion Anti-Abuse Tax (BEAT), which reduced the tax benefits on the worldwide loss.

Excluding the impact of the goodwill impairment, divestitures, the Texas litigation reserve, charges for amortization of intangible assets, restructuring and divestiture related costs, the normalized effective tax rate for the three months ended March 31, 2019 was 34.7%. The normalized effective tax rate of 34.7% for the three months ended March 31, 2018, was predominantly impacted by the exclusion of charges for amortization of intangible assets, restructuring and divestiture related costs and the impact of BEAT.

The Company believes it is reasonably possible that unrecognized tax benefits of approximately $20 million will reverse within 12 months due to an anticipated audit settlement.

Operations Review of Segment Revenue and Profit

Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for the following three segments:

•	Commercial Industries,

•	Government Services, and

•	Transportation.

Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

We are modernizing a significant portion of our information technology infrastructure with new systems and processes and consolidating our data centers as part of our transformation initiatives. We expect that these changes will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. Based on our continuing review of our cybersecurity, we are making additional investments to enhance our cybersecurity protection. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations. See Part I, Item 1A – Risk Factors of our 2018 Annual Report on Form 10-K for additional information.

CNDT Q1 2019 Form 10-Q

Revenues by segment were:

	Three Months Ended March 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
Three Months Ended March 31, 2019				Divestitures	Other
Revenue	$612	$325	$184	$36	$1	$—	$1,158
Segment profit (loss)	$113	$86	$20	$1	$—	$(151)	$69
Segment depreciation and amortization	$22	$9	$9	$—	$—	$14	$54
Adjusted EBITDA	$135	$95	$29	$1	$—	$(137)	$123

% of Total Revenue	52.8%	28.1%	15.9%	3.1%	0.1%	—%	100.0%
Adjusted EBITDA Margin	22.1%	29.2%	15.8%	2.8%	—%	—%	10.6%

Three Months Ended March 31, 2018
Revenue	$654	$335	$176	$248	$7	$—	$1,420
Segment profit (loss)	$110	$108	$27	$39	$(3)	$(176)	$105
Segment depreciation and amortization	$28	$7	$8	$2	$1	$10	$56
Adjusted EBITDA	$138	$115	$35	$41	$(2)	$(166)	$161

% of Total Revenue	46.1%	23.6%	12.4%	17.5%	0.4%	—%	100.0%
Adjusted EBITDA Margin	21.1%	34.3%	19.9%	16.5%	(28.6)%	—%	11.3%

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three months ended March 31, 2019 decreased, compared to prior period, primarily driven by strategic contract actions and contract losses, partially offset by revenue from new contracts.

Segment Profit and Adjusted EBITDA

Increase in the Commercial Industries segment profit and adjusted EBITDA margin for the three months ended March 31, 2019, compared to prior period, was mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives and from increases in new business, partially offset by overall revenue decline from lost business, volumes and price declines.

Government Services Segment

Revenue

Government Services revenue for the three months ended March 31, 2019, decreased compared to prior period, primarily driven by contract losses, partially offset by ramp of new business.

Segment Profit and Adjusted EBITDA

Decrease in the Government Services segment profit and adjusted EBITDA margin for the three months ended March 31, 2019, compared to prior period, was mainly driven by lost business, increased IT spend and price declines as well as higher investments in technology platforms, partially offset by reductions in real estate and labor costs from our strategic transformation initiatives and contract remediation.

CNDT Q1 2019 Form 10-Q

Transportation Segment

Revenue

Transportation revenue for the three months ended March 31, 2019 increased, compared to the prior period, primarily driven by ramp of new business, partially offset by contract losses and service level penalties.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin for the three months ended March 31, 2019 decreased, compared to the prior period, mainly driven by volume declines, service level penalties and increased IT spend, partially offset by reductions in real estate and labor costs from our strategic transformation initiatives.

Other

Revenue

Other revenue for the three months ended March 31, 2019 decreased, compared to prior period, driven mainly by the divestitures completed in 2018 and 2019 and the run-off of our Student Loan Services business.

Segment Profit (Loss) and Adjusted EBITDA

Decrease in Other segment profit and adjusted EBITDA for the three months ended March 31, 2019, compared to the prior period, were primarily due to divestitures completed in 2018 and 2019 and the run-off of our Student Loan Services business.

Shared IT / Infrastructure & Corporate Costs

Improvements in Shared IT/Infrastructure and Corporate costs for the three months ended March 31, 2019, compared to the prior year period, were primarily driven by reduced costs as a result of reductions in real estate, information technology and labor costs from our strategic transformation initiatives as well as a reduction in negotiated IT contract costs.
Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts. The amounts in the following table exclude divestitures.

	Three Months Ended March 31,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
New business TCV	$225	$367	$(142)	(39)%
Renewals TCV	727	926	(199)	(21)%
Total Signings	$952	$1,293	$(341)	(26)%

Recurring revenue signings(1)	$52	$81	$(29)	(36)%
Non-recurring revenue signings(2)	$32	$53	$(21)	(40)%
___________

(1)	Recurring revenue signings are for new business contracts longer than one year.

(2)	Non-recurring revenue signings are for contracts shorter than one year.

Signings for the three months ended March 31, 2019 decreased, compared to the prior year, mainly due to a continued focus on strategic wins with acceptable margins, longer lead times and delays in signings.

CNDT Q1 2019 Form 10-Q

Renewal Rate

Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.

Excluding our strategic decision not to renew certain contracts, renewal rates for the three months ended March 31, 2019 and 2018 were 92% and 94%, respectively.

Critical Accounting Policies - Goodwill

As a result of the Transportation reporting unit experiencing unanticipated losses of certain customer contracts, lower than expected new customer contracts and higher costs of delivery (all subsequent to February 2019), the growth of this reporting unit decreased resulting in its fair value being below its carrying value by approximately $284 million. As a result, the Company recorded a pre-tax impairment charge of approximately $284 million.

In addition, based on our discounted cash flow and market multiple analysis, we evaluated if the goodwill of the other reporting units were also impaired. The weighted average cost of capital used for the discounted cash flow analysis was between 10% and 13%, depending on the reporting unit. Although, we did not have a goodwill impairment in the Financial Services & Healthcare (FS&H) reporting unit, the Consumer & Industrial (C&I) reporting unit or in the Government Services reporting unit, the fair values of each of these reporting units have declined. These reporting units may become impaired if they experience significant customer losses, do not achieve new customer signing projections, or incur higher costs than projected. The goodwill, carrying values and the headroom for FS&H, C&I, Europe and the Government reporting units are as follows:

	March 31, 2019
(amounts in millions)	Goodwill	Carrying Value	Headroom
Reporting Unit:
FS&H	$982	$1,023	26%
C&I	389	439	30%
Europe	67	90	70%
Government services	1,376	962	17%
Transportation	357	570	—%

In addition, because the fair value of the Transportation unit is equal to the book value of the reporting unit, the Transportation reporting unit goodwill could be further impaired if there are further customer contracts losses and lower expected new customer contracts.

The most significant assumption used in the goodwill analysis relates to the long-term organic growth rates. For example, the EBITDA long-term growth rate for FS&H and C&I reporting units was 3%, and for Government Services was 2.5%. The growth rates are consistent with industry long-term growth rates and contemplate that Conduent will grow, on a long-term basis, at least consistent with its peers. To the extent that Conduent loses a significant contract or multiple significant contracts, such that its growth rates are negatively impacted, its goodwill could be impaired. For example, if Conduent’s EBITDA long-term growth rates were reduced to 1% for all reporting units (except for Europe and Transportation), the fair values of the reporting units would approximate their book values.

CNDT Q1 2019 Form 10-Q

Capital Resources and Liquidity

As of March 31, 2019, and December 31, 2018, total cash and cash equivalents were $520 million and $756 million, respectively. The Company also has a $750 million revolving line of credit for its various cash needs, of which $12 million has been utilized for letters of credit.

In May 2019, the Company entered into the First Amendment to Settlement Agreement and Release with the State of Texas. Pursuant to the terms of the Amended Agreement, the amount paid to the State by the Conduent Defendants in full settlement of the State Action will be paid as follows: (1) $40 million on or before April 15, 2019 (which the Company has already paid); (2) $78 million on or before May 15, 2019 (the “First Payment”); and (3) $118 million on or before January 15, 2020 (the “Second Payment”). In order to secure the Second Payment, the Company will provide bank issued letters of credit to the State in the full amount of the Second Payment (the “LCs”) which the State may present for payment to the issuing banks if the Conduent Defendants do not make the Second Payment.

As of March 31, 2019, there were $1.5 billion outstanding borrowings under our Credit Agreement of which $53 million was due within one year. Refer to Note 8 – Debt in the Condensed Consolidated Financial Statements for additional debt information.

We expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund expected operating and anticipated capital and other funding requirements for at least the next twelve months.

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2019	2018	Better (Worse)
Net cash provided by (used in) operating activities	$(49)	$(38)	$(11)
Net cash provided by (used in) investing activities	(168)	(39)	(129)
Net cash provided by (used in) financing activities	(22)	(27)	5

Historically the Company generates the majority of its cash from operating activities in the last two quarters of the year, as such the Company expects the second quarter cash flow from operations to also be negative.

Operating activities

Net cash used in operating activities of $(49) million was the result of $20 million in payments for the Texas litigation as well as negative working capital (which was partially offset by unpaid accounts payables for an IT supplier).

Investing activities

The increase in cash used in investing activities for the three months ended March 31, 2019, compared to the prior period, was primarily due to the acquisition of HSP and increased spending for capital expenditures related to modernizing our information technology infrastructure.

Financing activities

The decrease in cash used in financing activities for the three months ended March 31, 2019, compared to the prior period, was related to lower debt payments.

CNDT Q1 2019 Form 10-Q

Market Risk Management

We are exposed to market risk from changes in foreign currency exchange rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We may utilize derivative financial instruments to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We also may hedge the cost to fund material non-dollar entities by buying currencies periodically in advance of the funding date. This is accounted for using derivative accounting.

Recent market events have not caused us to materially modify nor change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 9 – Financial Instruments in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the “Market Risk Management” section in Item 2 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

ITEM 4 — CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

Beginning January1, 2019, we implemented the new lease accounting standard. Although the adoption of this standard did not have a material impact on our Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019, we did implement changes to our internal controls related to the implementation of the new lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories and implementing a new information technology application to calculate ROU assets and lease liabilities values for our leases. There were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information set forth under Note 13 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2018 Annual Report on Form 10-K. There have been no material changes to our risk factors as previously reported in our 2018 Annual Report on Form 10-K.

CNDT Q1 2019 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2019

During the quarter ended March 31, 2019, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2019

None.

CNDT Q1 2019 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

10.7(b)
First Amendment to Settlement Agreement and Release between the State of Texas, the Texas Health and Human Services Commission, Xerox Corporation, Conduent Incorporated, Conduent Business Services, LLC and Conduent State Healthcare, LLC dated May 6, 2019.

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 6, 2019. (See SEC file Number 001-37817).

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

CNDT Q1 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ ALLAN COHEN
Allan Cohen Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 8, 2019

CNDT Q1 2019 Form 10-Q