Form 10-Q
period 2019-06-30
CONDUENT Inc
filed 2019-08-08
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 001-37817
CONDUENT INCORPORATED
(Exact Name of Registrant as specified in its charter)

New York				81-2983623
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

100 Campus Drive,	Suite 200,	Florham Park,	New Jersey	07932
(Address of principal executive offices)				(Zip Code)
(844) 663-2638
(Registrant’s telephone number, including area code)
_________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNDT	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Small reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at July 31, 2019
Common Stock,	$0.01 par value	211,330,037

CNDT Q2 2019 Form 10-Q
1

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that could cause actual results to differ materially. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements.

Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: our ability to successfully manage the leadership transition and the potential for disruptions to our business from the transition; government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our continuing emphasis on and shift toward technology-led digital transactions; customer decision-making cycles and lead time for customer commitments; our ability to collect our receivables for unbilled services; a decline in revenues from or a loss or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to modernize our information technology infrastructure and consolidate data centers; our ability to comply with data security standards; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our quarterly report on Form 10-Q for the quarter ended March 31, 2019, as well as in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission and any current Report on Form 8-K. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

CNDT Q2 2019 Form 10-Q

CONDUENT INCORPORATED
FORM 10-Q
June 30, 2019

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q2 2019 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenue	$1,112	$1,387	$2,270	$2,807

Operating Costs and Expenses
Cost of Services (excluding depreciation and amortization)	879	1,073	1,785	2,188
Selling, general and administrative (excluding depreciation and amortization)	121	145	248	288
Research and development (excluding depreciation and amortization)	2	3	5	5
Depreciation and amortization	112	116	227	232
Restructuring and related costs	26	17	42	37
Interest expense	20	37	40	70
Goodwill impairment	1,067	—	1,351	—
(Gain) loss on divestitures and transaction costs	2	(60)	16	(45)
Litigation costs (recoveries), net	1	4	13	35
Other (income) expenses, net	1	(2)	—	(3)
Total Operating Costs and Expenses	2,231	1,333	3,727	2,807

Income (Loss) Before Income Taxes	(1,119)	54	(1,457)	—

Income tax expense (benefit)	(90)	43	(120)	39
Net Income (Loss)	$(1,029)	$11	$(1,337)	$(39)

Net Income (Loss) per Share:
Basic	$(4.94)	$0.05	$(6.44)	$(0.21)
Diluted	$(4.94)	$0.04	$(6.44)	$(0.21)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net Income (Loss)	$(1,029)	$11	$(1,337)	$(39)
Other Comprehensive Income (Loss), Net
Currency translation adjustments, net	(1)	(32)	6	(23)
Reclassification of currency translation adjustments on divestitures	—	—	15	5
Reclassification of divested benefit plans and other	—	—	(1)	—
Unrecognized gains (losses), net	—	(2)	1	(3)
Changes in benefit plans, net	—	3	—	3
Other Comprehensive Income (Loss), Net	(1)	(31)	21	(18)

Comprehensive Income (Loss), Net	$(1,030)	$(20)	$(1,316)	$(57)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$276	$756
Accounts receivable, net	824	782
Assets held for sale	—	15
Contract assets	192	177
Other current assets	315	234
Total current assets	1,607	1,964
Land, buildings and equipment, net	333	328
Operating lease right-of-use assets	317	—
Intangible assets, net	566	651
Goodwill	2,105	3,408
Other long-term assets	375	329
Total Assets	$5,303	$6,680
Liabilities and Equity
Current portion of long-term debt	$52	$55
Accounts payable	161	230
Accrued compensation and benefits costs	165	193
Unearned income	92	112
Liabilities held for sale	—	40
Other current liabilities	747	567
Total current liabilities	1,217	1,197
Long-term debt	1,488	1,512
Deferred taxes	186	327
Operating lease liabilities	264	—
Other long-term liabilities	105	280
Total Liabilities	3,260	3,316

Contingencies (See Note 13)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,886	3,878
Retained earnings (deficit)	(1,583)	(233)
Accumulated other comprehensive loss	(404)	(425)
Total Equity	1,901	3,222
Total Liabilities and Equity	$5,303	$6,680

Shares of common stock issued and outstanding	210,417	211,306
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(1,337)	$(39)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	227	232
Contract inducement amortization	1	2
Deferred income taxes	(140)	(47)
Goodwill impairment	1,351	—
(Gain) loss from investments	(1)	(1)
Amortization of debt financing costs	3	8
(Gain) loss on divestitures and transaction costs	16	(45)
Stock-based compensation	14	19
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(64)	14
(Increase) decrease in other current and long-term assets	(79)	(95)
Increase (decrease) in accounts payable and accrued compensation	(82)	(25)
Increase (decrease) in restructuring liabilities	8	4
Increase (decrease) in other current and long-term liabilities	(142)	(11)
Net change in income tax assets and liabilities	(9)	48
Other operating, net	—	(4)
Net cash provided by (used in) operating activities	(234)	60
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(76)	(76)
Proceeds from sale of land, buildings and equipment	2	12
Cost of additions to internal use software	(37)	(14)
Payments for acquisitions, net of cash acquired	(90)	—
Proceeds from divestitures and sale of assets, net of cash	—	400
Payments from divestitures, including cash sold	(8)	—
Net cash provided by (used in) investing activities	(209)	322
Cash Flows from Financing Activities:
Debt issuance fee payments	—	(3)
Payments on debt	(28)	(29)
Taxes paid for settlement of stock based compensation	(6)	(3)
Dividends paid on preferred stock	(5)	(5)
Net cash provided by (used in) financing activities	(39)	(40)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	(480)	336
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	765	667
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$285	$1,003
 ___________

(1)	Includes $9 million and $10 million of restricted cash as of June 30, 2019 and 2018, respectively, that were included in Other current assets on the Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2019	$2	$3,879	$(551)	$(403)	$2,927
Cash dividends paid - preferred stock, $20/share	—	—	(3)	—	(3)
Stock option and incentive plans, net	—	7	—	—	7
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(1,029)	—	(1,029)
Other comprehensive income (loss), net	—	—	—	(1)	(1)
Total Comprehensive Income (Loss), Net	—	—	(1,029)	(1)	(1,030)
Balance at June 30, 2019	$2	$3,886	$(1,583)	$(404)	$1,901

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2018	$2	$3,853	$136	$(481)	$3,510
Cash dividends paid - preferred stock, $20/share	—	—	(3)	—	(3)
Stock option and incentive plans, net	—	12	—	—	12
Comprehensive Income (Loss):
Net Income (Loss)	—	—	11	—	11
Other comprehensive income (loss), net	—	—	—	(31)	(31)
Total Comprehensive Income (Loss), Net	—	—	11	(31)	(20)
Balance at June 30, 2018	$2	$3,865	$144	$(512)	$3,499

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$3,222
Cash dividends paid - preferred stock, $40/per share	—	—	(5)	—	(5)
Cumulative impact of adopting the new lease standard	—	—	(8)	—	(8)
Stock option and incentive plans, net	—	8	—	—	8
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(1,337)	—	(1,337)
Other comprehensive income (loss), net	—	—	—	21	21
Total Comprehensive Income (Loss), Net	—	—	(1,337)	21	(1,316)
Balance at June 30, 2019	$2	$3,886	$(1,583)	$(404)	$1,901

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$3,529
Cash dividends paid - preferred stock, $40/per share	—	—	(5)	—	(5)
Cumulative impact of adopting the new revenue standard	—	—	17	—	17
Stock option and incentive plans, net	—	15	—	—	15
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(39)	—	(39)
Other comprehensive income (loss), net	—	—	—	(18)	(18)
Total Comprehensive Income (Loss), Net	—	—	(39)	(18)	(57)
Balance at June 30, 2018	$2	$3,865	$144	$(512)	$3,499
 ___________

(1)	AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2019 Form 10-Q

CONDUENT INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.

Description of Business

The Company is a global enterprise and leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. The Company serves as a trusted business partner in both the front office and the back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience. The Company creates value for its commercial and government clients by applying its expertise, technology and innovation to help them drive customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics. The Company's portfolio includes industry-focused service offerings in attractive growth markets such as healthcare and transportation, as well as multi-industry service offerings such as transaction processing, customer care and payment services.

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

New Accounting Standards Adopted

Leases: The Company adopted the new lease guidance as of January 1, 2019, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are, or contain, leases, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient. Additionally, the Company has elected not to include short-term leases, with a term of 12 months or less, on its Condensed Consolidated Balance Sheets.

CNDT Q2 2019 Form 10-Q

The impact of adopting this new guidance resulted in establishing Operating lease right-of-use (ROU) assets of $387 million, an increase to Other current liabilities of $103 million, a decrease to Other long-term liabilities of $21 million, establishing Operating lease liabilities of $316 million and a net decrease to opening retained earnings (deficit) of $8 million as of January 1, 2019. The adoption did not have an impact on the Company’s Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.

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

The components of lease costs were as follows:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance Lease Costs:
Amortization of right of use assets	$3	$6
Interest on lease liabilities	1	1
Total Finance Lease Costs	$4	$7
Operating lease costs:
Base rent	$29	$60
Short-term lease costs	4	7
Variable lease costs(1)	8	15
Sublease income	(1)	(2)
Total Operating Lease Costs	$40	$80

__________

(1)	Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

CNDT Q2 2019 Form 10-Q

Supplemental cash flow information related to leases was as follows:

(in millions)	Six Months Ended June 30, 2019
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(65)
Operating cash flows from finance leases	(1)
Total Cash Flow from Operating Activities	$(66)

Financing cash flow from finance leases	$(6)

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$16

Supplemental balance sheet information related to leases was as follows:

(in millions)	June 30, 2019
Operating Leases:
Operating lease right-of-use assets	$317

Other current liabilities	$106
Operating lease liabilities	264
Total Operating Lease Liabilities	$370

Finance Leases:
Land, buildings and equipment, net	$18

Current portion of long-term debt	$8
Long-term debt	11
Total Finance Lease Liabilities	$19

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rates for operating and finance leases were 5.3% and 4.8%, respectively.

The weighted average remaining lease terms for operating and finance leases at June 30, 2019, were 5 years and 3 years, respectively.

CNDT Q2 2019 Form 10-Q

The aggregate future lease payments for operating leases were as follows:

June 30, 2019
(in millions)	Operating Lease Payments
Maturity Of Lease Liabilities:
2019 (remaining)	$66
2020	107
2021	77
2022	53
2023	35
Thereafter	86
Total undiscounted operating lease payments	424
Less imputed interest	54
Present value of operating lease liabilities	$370

Maturities of finance lease liabilities were as follows:

June 30, 2019
(in millions)	Finance Lease Payments
2019 (remaining)	$5
2020	6
2021	5
2022	3
2023	1
Thereafter	—
Total undiscounted finance lease payments	20
Less imputed interest	1
Present value of finance lease liabilities	$19

As of June 30, 2019, the Company had entered into an additional operating lease agreement for real estate of $14 million, which has not commenced and has not been recognized on the Company's Consolidated Balance Sheet. This operating lease is expected to commence in 2019 with a lease term of 10 years.

As previously disclosed in Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining non-cancelable lease term in excess of one year were as follows:

December 31, 2018
(in millions)	Operating Lease Payments
Maturity Of Lease Liabilities:
2019	$153
2020	113
2021	78
2022	53
2023	33
Thereafter	76
Total minimum operating lease payments	$506

CNDT Q2 2019 Form 10-Q

New Accounting Standards To Be Adopted

Credit Losses: In June 2016, the FASB updated the accounting guidance related to measurement of credit losses on financial instruments, which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. This updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact on its Consolidated Financial Statements.

Note 3 – Revenue, Contract Assets and Liabilities

Disaggregation of Revenue

During the second quarter, the Company changed how it presents the disaggregated revenue by major service line for Government Services and Healthcare and Payment Services to reflect how the businesses are managed. This change had no impact on disaggregated revenue by reportable segment or the timing of revenue recognition. All prior periods presented have been revised to reflect this change.

The following table provides information about disaggregated revenue by major service line, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segments. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Commercial Industries:
Omni-channel communications	$192	$199	$403	$418
Human resource services	182	189	364	376
Industry services	218	238	437	486
Total Commercial Industries	592	626	1,204	1,280
Government Services:
Government Services and Healthcare	176	182	355	360
Payment Services	75	83	149	165
State and Local	61	62	120	124
Federal	14	14	27	27
Total Government Services	326	341	651	676
Transportation:
Tolling	81	71	160	143
Transit	62	57	116	111
Photo and Parking	48	48	96	94
Commercial Vehicle	3	4	6	8
Total Transportation	194	180	378	356
Other:
Divestitures	—	238	36	486
Education	—	2	1	9
Total Other	—	240	37	495
Total Consolidated Revenue	$1,112	$1,387	$2,270	$2,807

Timing of Revenue Recognition:
Point in time	$34	$34	$73	$70
Over time	1,078	1,353	2,197	2,737
Total Revenue	$1,112	$1,387	$2,270	$2,807

CNDT Q2 2019 Form 10-Q

Contract Balances

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are the Company’s rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Contract assets are transferred to Accounts receivable, net when the rights to consideration become unconditional. Unearned income includes payments received in advance of performance under the contract, which are realized when the associated revenue is recognized under the contract.

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	June 30, 2019	December 31, 2018
Contract Assets (Unearned Income)
Current contract assets	$192	$177
Long-term contract assets(1)	15	7
Current unearned income	(92)	(112)
Long-term unearned income(2)	(26)	(32)
Net Contract Assets (Unearned Income)	$89	$40
Accounts receivable, net	$824	$782
__________

(1)	Presented in Other long-term assets in the Condensed Consolidated Balance Sheets

(2)	Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets

Revenues of $28 million and $81 million were recognized during the three and six months ended June 30, 2019, respectively, related to the Company's unearned income at December 31, 2018. Revenues of $98 million and $181 million were recognized during the three and six months ended June 30, 2018, respectively, related to the Company's unearned income at January 1, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2019, was approximately $2 billion. The Company expects to recognize approximately 65% of this revenue over the next 2 years and the remainder thereafter.

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

Commercial Industries: Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, we deliver end-to-end, business-to-business and business-to-customer services that enable our clients to optimize their key processes. Our multi-industry competencies include omni-channel communications, human resource management and finance and accounting services.

CNDT Q2 2019 Form 10-Q

Government Services: Our Government Services segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance, program administration, transaction processing and payment services.

Transportation: Our Transportation segment provides systems and support services to transportation departments and agencies globally. Offerings include support for electronic toll collection, public transit, parking and photo enforcement.

Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

Selected financial information for our reportable segments is as follows:

	Three Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2019				Divestitures	Other
Revenue	$592	$326	$194	$—	$—	$—	$1,112
Segment profit (loss)	$108	$103	$31	$—	$—	$(183)	$59
Segment depreciation and amortization	$21	$6	$8	$—	$—	$16	$51
Adjusted EBITDA	$129	$109	$43	$—	$—	$(167)	$114

2018
Revenue	$626	$341	$180	$238	$2	$—	$1,387
Segment profit (loss)	$120	$100	$25	$41	$(4)	$(172)	$110
Segment depreciation and amortization	$25	$9	$10	$2	$1	$10	$57
Adjusted EBITDA	$145	$108	$35	$43	$(3)	$(162)	$166

	Six Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2019				Divestitures	Other
Revenue	$1,204	$651	$378	$36	$1	$—	$2,270
Segment profit (loss)	$221	$189	$51	$1	$—	$(334)	$128
Segment depreciation and amortization	$43	$15	$17	$—	$—	$30	$105
Adjusted EBITDA	$264	$204	$72	$1	$—	$(304)	$237

2018
Revenue	$1,280	$676	$356	$486	$9	$—	$2,807
Segment profit (loss)	$230	$208	$52	$80	$(7)	$(348)	$215
Segment depreciation and amortization	$53	$16	$18	$4	$2	$20	$113
Adjusted EBITDA	$283	$223	$70	$84	$(5)	$(328)	$327

CNDT Q2 2019 Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2019	2018	2019	2018
Income (Loss) Before Income Taxes	$(1,119)	$54	$(1,457)	$—
Reconciling items:
Amortization of acquired intangible assets	61	60	123	121
Restructuring and related costs	26	17	42	37
Interest expense	20	37	40	70
Goodwill impairment	1,067	—	1,351	—
(Gain) loss on divestitures and transaction costs	2	(60)	16	(45)
Litigation costs (recoveries), net	1	4	13	35
Other (income) expenses, net	1	(2)	—	(3)
Segment Pre-tax Income (Loss)	$59	$110	$128	$215
Segment depreciation and amortization (including contract inducements)	$51	$57	$105	$113
Other adjustments	4	(1)	4	(1)
Adjusted EBITDA	$114	$166	$237	$327

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

Note 6 – Business Acquisition

In January 2019, the Company completed the acquisition of Health Solutions Plus (HSP), a software provider of healthcare payer administration solutions, for a total base consideration of $90 million and a maximum contingent consideration payment of $8 million based on a cumulative achievement over two years. Revenues recorded for the three and six months ended June 30, 2019, were $5 million and $9 million, respectively. Pre-tax income for the three and six months ended June 30, 2019, were $3 million and $6 million, respectively.

The Company’s purchase price allocation for the HSP acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The preliminary purchase price based upon the current determination of fair value at June 30, 2019 was as follows:

(in millions)	June 30, 2019
Fair Value of Consideration Transferred:
Cash paid	$90
Recorded earn-out payable	7
Total Consideration	$97
Allocation of Purchase Price:
Net tangible assets	$10
Costs Assigned to Intangible Assets
Developed technology	20
Customer relationships	18
Trademarks and trade names	1
Goodwill	48
Total Intangible Assets	87

Total Assets	$97

CNDT Q2 2019 Form 10-Q

The weighted average amortization periods are 7 years, 15 years and 1.5 years for Developed technology, Customer relationships and Trademarks and trade names, respectively. The acquired goodwill is associated with the Company's Commercial Industries segment. This acquired goodwill, while tax deductible, includes $7 million related to contingent consideration payable that is not tax deductible until it is earned and paid. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of HSP.

The Company has not presented separate results of operations or combined pro forma financial information of the Company and the acquired interests because the results of operations of the acquired business are considered immaterial.

Note 7 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in increased lease cancellation and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $9 million and $18 million for the three and six months ended June 30, 2019, respectively. Management continues to evaluate the Company's business, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

A summary of the Company's restructuring program activity during the six months ended June 30, 2019 and 2018 was as follows:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2018	$13	$36	$49
Restructuring provision	18	27	45
Adjustments to prior accruals	(2)	(3)	(5)
Total Net Current Period Charges	16	24	40
Payments and other charges against reserve and currency	(10)	(23)	(33)
Adoption of new lease standard	—	(22)	(22)
Asset impairment	—	(5)	(5)
Other	—	(1)	(1)
Accrued Balance at June 30, 2019	$19	$9	$28

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2017	$14	$30	$44
Restructuring provision	21	17	38
Adjustments to prior accruals	(2)	—	(2)
Total Net Current Period Charges	19	17	36
Payments and other charges against reserve and currency	(19)	(16)	(35)
Other	—	3	3
Accrued Balance at June 30, 2018	$14	$34	$48

CNDT Q2 2019 Form 10-Q

In addition, the Company recorded professional support costs associated with the strategic transformation program in Restructuring and related costs of $2 million and $0 million for the three months ended June 30, 2019 and 2018, respectively, and $2 million and $1 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Commercial Industries	$9	$3	$11	$14
Government Services	1	—	1	—
Transportation	—	—	1	—
Other	—	2	1	3
Shared IT / Infrastructure & Corporate Costs	14	12	26	19
Total Net Restructuring Charges	$24	$17	$40	$36

Note 8 – Debt

Long-term debt was as follows:

(in millions)	June 30, 2019	December 31, 2018
Term loan A due 2022	$686	$705
Term loan B due 2023	829	833
Senior notes due 2024	34	34
Finance lease obligations	19	26
Principal debt balance	1,568	1,598
Debt issuance costs and unamortized discounts	(28)	(31)
Less: current maturities	(52)	(55)
Total Long-term Debt	$1,488	$1,512

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

At June 30, 2019 and December 31, 2018, the Company had outstanding forward exchange contracts with gross notional values of approximately $175 million and $167 million, respectively. Approximately 70% of these contracts mature within three months, 12% in three to six months, 14% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

Refer to Note 10 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

CNDT Q2 2019 Form 10-Q

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

(in millions)	June 30, 2019	December 31, 2018
Assets:
Foreign exchange contract - forward	$4	$3
Total Assets	$4	$3
Liabilities:
Foreign exchange contracts - forwards	$—	$1
Total Liabilities	$—	$1

Summary of Other Financial Assets and Liabilities

The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Assets held for sale	$—	$—	15	$15
Liabilities:
Long-term debt	$1,488	$1,467	$1,512	$1,463
Liabilities held for sale	$—	$—	$40	$40

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

CNDT Q2 2019 Form 10-Q

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

Note 11 – Employee Benefit Plans

The Company has post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans. Historically, the Company matched a portion of employee contributions. However, beginning in 2019, the Company has suspended its match to the 401(k) plan for all U.S. salaried employees.

The Company recognized an expense related to its defined contribution plans of $2 million and $7 million for the three months ended June 30, 2019 and 2018, respectively, and $5 million and $16 million for the six months ended June 30, 2019 and 2018, respectively. As a result of suspending 401(k) match for U.S. employees as indicated above, there was a $3 million and $6 million reduction in expense for the three and six months ended June 30, 2019, respectively.

Note 12 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)
Other comprehensive income (loss) before reclassifications	6	1	—	7
Amounts reclassified from accumulated other comprehensive loss	15	—	(1)	14
Net current period other comprehensive income (loss)	21	1	(1)	21
Balance at June 30, 2019	$(405)	$3	$(2)	$(404)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2017	$(437)	$1	$(58)	$(494)
Other comprehensive income (loss) before reclassifications	(23)	(3)	3	(23)
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5
Net current period other comprehensive income (loss)	(18)	(3)	3	(18)
Balance at June 30, 2018	$(455)	$(2)	$(55)	$(512)
__________

(1)	All amounts are net of tax. Tax effects were immaterial.

CNDT Q2 2019 Form 10-Q

Note 13 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws, regulations and matters. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of June 30, 2019. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed consolidated financial position or liquidity. As of June 30, 2019, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Conduent State Healthcare LLC (f/k/a Xerox State Healthcare, LLC and ACS State Healthcare) (“CSH”), Conduent Business Services LLC (“CBS”) and Conduent Incorporated (“CI”) (collectively, CSH, CBS and CI are referred to herein as the "Conduent Defendants") and Xerox Corporation (together with the Conduent Defendants, the “Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”) (the “State Action”). In February 2019 a settlement agreement and release was reached among the Defendants, the State and HHSC ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Conduent Defendants will pay the State of Texas $236 million in full settlement of the claims asserted against the Defendants. This amount was payable in installments and all proceedings in the lawsuit were suspended and the State and the HHSC agreed to dismiss the lawsuit with prejudice and release the Defendants from all of the State’s claims after all settlement payments are made. In May 2019, the Defendants entered into the First Amendment to Settlement Agreement and Release with the State (the “Amended Agreement”). Pursuant to the terms of the Amended Agreement, the amount payable to the State by the Conduent Defendants in full settlement of the State Action is as follows: (1) $40 million on or before April 15, 2019; (2) $78 million on or before May 15, 2019 (together constitute the “First Payment”); (both of which the Company has already paid); and (3) $118 million on or before January 15, 2020 (the “Second Payment”). In order to secure the Second Payment, the Company provided bank issued letters of credit to the State in the full amount of the Second Payment (the “LCs”) which the State may present for payment to the issuing banks if the Company does not make the Second Payment. Pursuant to the Amended Agreement, on the 91st day following receipt of the First Payment and the LCs, the State will file a dismissal with prejudice dismissing the State Action and fully release and discharge the Defendants.

CNDT Q2 2019 Form 10-Q

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (“Buck”), which was a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (“StanCERA”). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court as to Buck only, and only with respect to Plaintiffs' claim of aiding and abetting StanCERA in breaching its fiduciary duty. This case has been stayed pending the outcome of parallel litigation the plaintiffs are pursuing against StanCERA. The parallel litigation was tried before the bench in June 2018, and on January 24, 2019, the court found in favor of StanCERA, holding that it had not breached its fiduciary duty to plaintiffs. On April 26, 2019, Plaintiffs in the parallel litigation filed an appeal. Nasrawi remains stayed until the parallel litigation is finally concluded. Absent the court finding that StanCERA breached its fiduciary duty, plaintiffs’ claim against Buck for aiding and abetting said breach would not appear viable. Buck will continue to aggressively defend these lawsuits. In August 2018, Conduent sold Buck Consultants, LLC; however, the Company retained this liability after the sale. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any.

Conduent Business Services, LLC v. Cognizant Business Services, LLC: On April 12, 2017, Conduent Business Services LLC (“Conduent”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between Conduent and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by Conduent through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to Conduent under Conduent’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, Conduent seeks damages in excess of $150 million. During the first quarter of 2018, Conduent provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the contract and an alleged $25 million for termination fees. Conduent has responded to Cognizant’s counterclaims by denying the allegations. Cognizant is seeking to file a second amended counterclaim seeking an additional $42.8 million to satisfy the minimum revenue commitment attributable to the years 2017-2020 alleged to be due and owing by Conduent under the Contract, which Conduent will assert will not be due if Conduent prevails on its claims that it terminated the Contract for cause. Conduent will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome.

CNDT Q2 2019 Form 10-Q

Other Matters

Since 2014, Xerox Education Services, Inc. (XES) has cooperated with several federal and state agencies regarding a variety of matters, including XES' self-disclosure to the U.S. Department of Education (the "Department") and the Consumer Financial Protection Bureau (CFPB) that a small percentage of third-party student loans under outsourcing arrangements for various financial institutions required adjustments. The Company has resolved the investigations the CFPB and several state agencies commenced and continues to work with the Department and the U.S. Department of Justice to resolve all outstanding issues, including a number of operational projects that XES discovered and disclosed since 2014. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which the Company serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of current reserves. The Company could, in future periods, incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2019, the Company had $633 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $232 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Credit Facility) to allow it to respond to future requests for proposals that require such credit support.

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

CNDT Q2 2019 Form 10-Q

Note 15 – Earnings per Share

We did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data in whole dollars and shares in thousands)	2019	2018	2019	2018
Net income (loss)	$(1,029)	$11	$(1,337)	$(39)
Cash dividend paid - preferred stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders	$(1,032)	$8	$(1,342)	$(44)

Weighted average common shares outstanding	208,496	205,296	208,207	205,184
Common shares issuable with respect to:
Stock options	—	146	—	—
Restricted stock and performance units / shares	—	3,447	—	—
Adjusted Weighted Average Common Shares Outstanding	208,496	208,889	208,207	205,184

Net Income (Loss) per Share:
Basic	$(4.94)	$0.05	$(6.44)	$(0.21)
Diluted	$(4.94)	$0.04	$(6.44)	$(0.21)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	109	—	109	295
Restricted stock and performance shares/units	6,228	201	6,228	6,329
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive Securities	11,730	5,594	11,730	12,017

CNDT Q2 2019 Form 10-Q

Note 16 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

(in millions)	June 30, 2019	December 31, 2018
Other Current Assets
Prepaid expenses	$105	$87
Income taxes receivable	48	40
Value-added tax (VAT) receivable	27	22
Restricted cash	9	9
Other	126	76
Total Other Current Assets	$315	$234
Other Current Liabilities
Accrued liabilities	$379	$307
Legal settlements	176	147
Current operating lease liabilities	106	—
Software accruals	10	23
Restructure reserves	16	36
Income tax payable	15	3
Other taxes payable	18	15
Other	27	36
Total Other Current Liabilities	$747	$567
Other Long-term Assets
Internal use software, net	$142	$123
Deferred contract costs, net	81	100
Product software, net	18	18
Other	134	88
Total Other Long-term Assets	$375	$329
Other Long-term Liabilities
Legal settlements	$—	$144
Income tax liabilities	19	29
Unearned income	26	32
Restructuring reserves	12	13
Other	48	62
Total Other Long-term Liabilities	$105	$280

CNDT Q2 2019 Form 10-Q

Note 17 – Goodwill

In the first quarter of 2019, the Transportation reporting unit experienced unanticipated losses of certain customer contracts, lower than expected new customer contracts and higher costs of delivery (all subsequent to February 2019), and as a result, the growth of this reporting unit decreased resulting in its fair value being below its carrying value by an estimated $284 million. Accordingly, the Company recorded a pre-tax impairment charge of $284 million for the three months ended March 31, 2019.

In the second quarter, there were further unanticipated losses of certain customer contracts, lower potential future volumes and lower than expected new customer contracts (all subsequent to May 9, 2019). This led to actual results being below budget and a further downward revision of the long-term forecast across all the Company's reporting units (Financial Services & Healthcare, Consumer & Industrial, Europe (together comprising Commercial Industries), Government Services, and Transportation). As a consequence of the business performance and the strategy pivot due to changes in management that occurred in the second quarter, the Company lowered its sales outlook, average margin expectation for the future years, and increased its weighted average cost of capital.

Based upon the information identified in the second quarter, the Company performed an interim goodwill impairment assessment for all its reporting units which resulted in a pre-tax impairment charge of $1.1 billion for the three months ended June 30, 2019. The cumulative impairment charge for the six months ended June 30, 2019 was $1.4 billion.

The following table presents the changes in the carrying amount of goodwill, by reportable segments:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2017	$1,399	$1,310	$657	$3,366
Foreign currency translation	(10)	—	(16)	(26)
Assets held-for-sale	(12)	—	—	(12)
Other(1)	14	66	—	80
Balance at December 31, 2018	$1,391	$1,376	$641	$3,408
Foreign currency translation	1	—	—	1
Acquisition	48	—	—	48
Impairment	(565)	(226)	(560)	(1,351)
Other(1)	(1)	—	—	(1)
Balance at June 30, 2019	$874	$1,150	$81	$2,105
__________

(1)	Represents true-up to 2018 and 2017 Assets held for sale, respectively.

CNDT Q2 2019 Form 10-Q

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

Overview

We are a leading provider of digital business services with expertise in transaction-intensive processing, analytics and automation. Our portfolio covers both front office and back office operations; however, the majority of our revenue and differentiation derives from engagements where we serve on behalf of our clients to manage end-user interactions across a wide-range of domains. Examples include payments, collections, benefit administration and end-user engagement services. We create value for our clients through more efficient service delivery combined with a personalized and seamless experience for the end-user. We apply our expertise, technology and innovation to continually modernize our offerings for improved customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics. Our strategy is to drive portfolio focus, operational discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments. Headquartered in Florham Park, New Jersey, we have a team of approximately 65,000 people as of June 30, 2019, servicing customers from service centers in 23 countries.

Financial Review of Operations

	Three Months Ended June 30,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
Revenue	$1,112	$1,387	$(275)	(20)%

Operating Costs and Expenses
Cost of Services (excluding depreciation and amortization)	879	1,073	(194)	(18)%
Selling, general and administrative (excluding depreciation and amortization)	121	145	(24)	(17)%
Research and development (excluding depreciation and amortization)	2	3	(1)	(33)%
Depreciation and amortization	112	116	(4)	(3)%
Restructuring and related costs	26	17	9	53%
Interest expense	20	37	(17)	(46)%
Goodwill impairment	1,067	—	1,067
(Gain) loss on divestitures and transaction costs	2	(60)	62	(103)%
Litigation costs (recoveries), net	1	4	(3)	(75)%
Other (income) expenses, net	1	(2)	3	(150)%
Total Operating Costs and Expenses	2,231	1,333	898

Income (Loss) Before Income Taxes	(1,119)	54	(1,173)
Income tax expense (benefit)	(90)	43	(133)
Income (Loss) From Continuing Operations	$(1,029)	$11	$(1,040)

CNDT Q2 2019 Form 10-Q

	Six Months Ended June 30,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
Revenue	$2,270	$2,807	$(537)	(19)%

Operating Costs and Expenses
Cost of Services (excluding depreciation and amortization)	1,785	2,188	(403)	(18)%
Selling, general and administrative (excluding depreciation and amortization)	248	288	(40)	(14)%
Research and development (excluding depreciation and amortization)	5	5	—	—%
Depreciation and amortization	227	232	(5)	(2)%
Restructuring and related costs	42	37	5	14%
Interest expense	40	70	(30)	(43)%
Goodwill impairment	1,351	—	1,351
(Gain) loss on divestitures and transaction costs	16	(45)	61	(136)%
Litigation costs (recoveries), net	13	35	(22)	(63)%
Other (income) expenses, net	—	(3)	3	(100)%
Total Operating Costs and Expenses	3,727	2,807	920

Income (Loss) Before Income Taxes	(1,457)	—	(1,457)
Income tax expense (benefit)	(120)	39	(159)
Income (Loss) From Continuing Operations	$(1,337)	$(39)	$(1,298)

Revenue

Revenue for the three and six months ended June 30, 2019 decreased, compared to the prior year periods, primarily due to the impact from divestitures completed in 2018 and 2019, strategic decisions by management as part of our portfolio rationalization, including exiting certain unprofitable contracts, pricing pressure, contract losses and currency fluctuations. Partially offsetting these declines were increases from the ramp of new business.

Cost of Services (excluding depreciation and amortization)

Cost of services for the three and six months ended June 30, 2019 decreased, compared to the prior year periods, mainly driven by reductions in real estate, information technology and labor costs from our strategic transformation initiatives, lost business, strategic contract actions taken by management as part of portfolio management, lower volumes and divestitures completed in 2018 and 2019.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

Lower SG&A for the three and six months ended June 30, 2019, compared to the prior year periods, was reflective of the impact of our strategic transformation initiatives, primarily due to reductions in labor costs as well as the reduction in 401(k) costs, other variable compensation costs and negotiated IT contract costs.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2019 decreased, compared to the prior year periods, primarily due to the divestitures in 2018.

CNDT Q2 2019 Form 10-Q

Restructuring and Related Costs

Restructuring and related costs for the three months ended June 30, 2019 include $13 million of severance costs due to headcount reductions of approximately 800 employees worldwide, $9 million of costs related to data center migration, $2 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint and $2 million of strategic transformation costs.

Restructuring and related costs for the six months ended June 30, 2019 include $16 million of severance costs due to headcount reductions of approximately 1,100 employees worldwide, $18 million of costs related to data center migration, $6 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint, and $2 million of strategic transformation costs.

Restructuring and related costs for the three months ended June 30, 2018 include $5 million of severance costs due to headcount reductions of approximately 600 employees worldwide and $12 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the six months ended June 30, 2018 include $19 million of severance costs due to headcount reductions of approximately 1,400 employees worldwide and $17 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint and $1 million of strategic transformation costs.

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

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Decreases in Interest expense for the three and six months ended June 30, 2019, compared to the prior year periods, were driven primarily by lower average debt balances resulting mostly from the tender offer in 2018 and repricing. Refer to Note 8 – Debt in the Condensed Consolidated Financial Statements for additional information.

Goodwill Impairment

The goodwill impairment for the three and six months ended June 30, 2019 related to the write-down of the carrying values of the Financial Services & Healthcare (FS&H), Consumer & Industrial (C&I), Europe, Government Services and Transportation reporting units. Refer to Note 17 – Goodwill to the Condensed Consolidated Financial Statements and the MD&A—Critical Accounting Policies - Goodwill for additional information regarding these impairment charges.

(Gain) Loss on Divestitures and Transaction Costs

The six months ended June 30, 2019, consists of $5 million of changes in estimates related to losses on divestitures and $9 million of transaction and related costs, $4 million of which relates to costs to remediate Payment Card Industry Data Security Standards compliance issues related to the sale of select standalone customer care contracts to Skyview Capital LLC.

Litigation Costs (Recoveries), Net

Net litigation costs for the six months ended June 30, 2019, consist primarily of the expense related to the Texas litigation whereas the prior year period expenses were primarily due to the establishment of reserves for the Cognizant terminated contracts.

Refer to Note 13 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

CNDT Q2 2019 Form 10-Q

Income Taxes

The effective tax rate for the three months ended June 30, 2019 was 8.0%, compared with 79.6% for the three months ended June 30, 2018. The June 30, 2019 rate was lower than the U.S. statutory rate of 21%, primarily due to the goodwill impairment charge being partially non-deductible for tax, the geographic mix of income and the inclusion of Global Intangible Low Tax Income (GILTI). The effective tax rate for the three months ended June 30, 2018 was higher than the statutory tax rate of 21%, primarily due to the impacts of the divestiture of the Commercial Vehicle Operation (CVO) business and the geographic mix of income, partially offset by U.S. foreign tax credits and related valuation allowance release.

Excluding the impact of the goodwill impairment, divestitures, amortization and restructuring, the normalized effective tax rate for the three months ended June 30, 2019 was 30.2%. The normalized effective tax rate of 11.1% for the three months ended June 30, 2018, was predominantly impacted by the exclusion of the Base Erosion Anti-Abuse Tax (BEAT), amortization, restructuring, divestiture related costs and the impact of the sale of the CVO business.

The effective tax rate for the six months ended June 30, 2019 was 8.2%. The effective tax rate for the six months ended June 30, 2018 was anomalous. The June 30, 2019 rate was lower than the U.S. statutory rate of 21%, primarily due to the goodwill impairment charge being partially non-deductible for tax and the geographic mix of income, partially offset by U.S. federal tax credits and tax benefits recognized on the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC. The June 30, 2018 anomalous rate was primarily due to goodwill allocated to the divested CVO business that is not deductible for U.S. tax purposes and the geographic mix of income, partially offset by U.S. foreign tax credits and related valuation allowance release.

Excluding the impact of the goodwill impairment, divestitures, the Texas litigation reserve, amortization and restructuring, the normalized effective tax rate for the six months ended June 30, 2019 was 32.6%. The normalized effective tax rate of 22.9% for the six months ended June 30, 2018, was predominantly impacted by the exclusion of BEAT, amortization, restructuring, divestiture related costs and the impact of the sale of the CVO business.

The Company believes it is reasonably possible that unrecognized tax benefits of approximately $13 million will reverse within 12 months due to an anticipated audit settlement.

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

CNDT Q2 2019 Form 10-Q

Revenues by segment were:

	Three Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2019				Divestitures	Other
Revenue	$592	$326	$194	$—	$—	$—	$1,112
Segment profit (loss)	$108	$103	$31	$—	$—	$(183)	$59
Segment depreciation and amortization	$21	$6	$8	$—	$—	$16	$51
Adjusted EBITDA	$129	$109	$43	$—	$—	$(167)	$114

% of Total Revenue	53.2%	29.3%	17.5%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	21.8%	33.4%	22.2%	—%	—%	—%	10.3%

2018
Revenue	$626	$341	$180	$238	$2	$—	$1,387
Segment profit (loss)	$120	$100	$25	$41	$(4)	$(172)	$110
Segment depreciation and amortization	$25	$9	$10	$2	$1	$10	$57
Adjusted EBITDA	$145	$108	$35	$43	$(3)	$(162)	$166

% of Total Revenue	45.1%	24.6%	13.0%	17.2%	0.1%	—%	100.0%
Adjusted EBITDA Margin	23.2%	31.7%	19.4%	18.1%	(150.0)%	—%	12.0%

	Six Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2019				Divestitures	Other
Revenue	$1,204	$651	$378	$36	$1	$—	$2,270
Segment profit (loss)	$221	$189	$51	$1	$—	$(334)	$128
Segment depreciation and amortization	$43	$15	$17	$—	$—	$30	$105
Adjusted EBITDA	$264	$204	$72	$1	$—	$(304)	$237

% of Total Revenue	53.0%	28.7%	16.7%	1.6%	—%	—%	100.0%
Adjusted EBITDA Margin	21.9%	31.3%	19.0%	2.8%	—%	—%	10.4%

2018
Revenue	$1,280	$676	$356	$486	$9	$—	$2,807
Segment profit (loss)	$230	$208	$52	$80	$(7)	$(348)	$215
Segment depreciation and amortization	$53	$16	$18	$4	$2	$20	$113
Adjusted EBITDA	$283	$223	$70	$84	$(5)	$(328)	$327

% of Total Revenue	45.6%	24.1%	12.7%	17.3%	0.3%	—%	100.0%
Adjusted EBITDA Margin	22.1%	33.0%	19.7%	17.3%	(55.6)%	—%	11.6%

CNDT Q2 2019 Form 10-Q

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three and six months ended June 30, 2019 decreased, compared to the prior year periods, primarily driven by contract losses, price pressure and strategic exits, partially offset by revenue from new contracts.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2019, compared to the prior year periods, were mainly driven by overall revenue declines, partially offset by reductions in real estate and labor costs from our strategic transformation initiatives.

Government Services Segment

Revenue

Government Services revenue for the three and six months ended June 30, 2019, decreased compared to the prior year periods, primarily driven by contract losses, volume pressure and pricing and scope changes associated with a large renewal. These declines were partially offset by ramp of new business.

Segment Profit and Adjusted EBITDA

Increase in the Government Services segment profit and adjusted EBITDA margin for the three months ended June 30, 2019, compared to the prior year period, was mainly driven by reductions in IT, real estate and labor costs from our strategic transformation initiatives and contract remediation, offset by revenue decrease.

Decrease in the Government Services segment profit and adjusted EBITDA margin for the six months ended June 30, 2019, compared to the prior year period, was mainly driven by lower revenue and higher IT and delivery costs.

Transportation Segment

Revenue

Transportation revenue for the three and six months ended June 30, 2019 increased, compared to the prior year periods, primarily driven by ramp of new business and volume increases.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2019 increased, compared to the prior year periods, mainly driven by increased revenue and reduced IT platform spend as well as reductions in real estate and labor costs from our strategic transformation initiatives.

Other

Revenue

Other revenue for the three and six months ended June 30, 2019 decreased, compared to the prior year periods, driven mainly by the divestitures completed in 2018 and 2019 and the run-off of our Student Loan Services business.

Segment Profit (Loss) and Adjusted EBITDA

Decrease in Other segment profit and adjusted EBITDA for the three and six months ended June 30, 2019, compared to the prior year periods, were primarily due to divestitures completed in 2018 and 2019 and the run-off of our Student Loan Services business.

CNDT Q2 2019 Form 10-Q

Shared IT / Infrastructure & Corporate Costs

Shared IT/Infrastructure and Corporate costs for the three months ended June 30, 2019 increased, compared to the prior year period. This was primarily driven by a centralization of certain IT costs that were previously allocated within the segments.

Shared IT/Infrastructure and Corporate costs for the six months ended June 30, 2019 decreased, compared to the prior year period. This was primarily driven by reduced costs in the first quarter as a result of reductions in real estate, IT and labor costs from our strategic transformation initiatives, as well as a reduction in negotiated IT contract costs.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts. The amounts in the following table exclude divestitures.

	Three Months Ended June 30,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
New business TCV	$328	$346	$(18)	(5)%
Renewals TCV	485	1,541	(1,056)	(69)%
Total Signings	$813	$1,887	$(1,074)	(57)%

Recurring revenue signings(1)	$84	$79	$5	6%
Non-recurring revenue signings(2)	$49	$61	$(12)	(20)%

	Six Months Ended June 30,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
New business TCV	$553	$713	$(160)	(22)%
Renewals TCV	1,212	2,467	(1,255)	(51)%
Total Signings	$1,765	$3,180	$(1,415)	(44)%

Recurring revenue signings(1)	$136	$160	$(24)	(15)%
Non-recurring revenue signings(2)	$81	$114	$(33)	(29)%
___________

(1)	Recurring revenue signings are for new business contracts longer than one year.

(2)	Non-recurring revenue signings are for contracts shorter than one year.

Signings for the three months ended June 30, 2019 decreased, compared to the prior year period, mainly due to a continued focus on strategic wins with acceptable margins, longer lead times and delays in signings.

Renewal Rate

Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.

Excluding our strategic decision not to renew certain contracts, renewal rates for the three months ended June 30, 2019 and 2018 were 60% and 99%, respectively, and for the six months ended June 30, 2019 and 2018 were 78% and 97%, respectively. A large part of the reduction in the three and six months ended June 30, 2019 renewal rate, compared to prior quarter was due to a loss of our contract with California MMIS, one of our largest clients.

CNDT Q2 2019 Form 10-Q

Critical Accounting Policies - Goodwill

In the second quarter, there were further unanticipated losses of certain customer contracts, lower potential future volumes and lower than expected new customer contracts (all subsequent to May 9, 2019). This led to actual results being below budget and a further downward revision of the long-term forecast across all the Company’s reporting units (FS&H, C&I, Europe, Government Services, and Transportation). As a consequence of the business performance and the strategy pivot due to changes in management that occurred in the second quarter, we lowered our sales outlook, average margin expectation for the future years, and increased our weighted average cost of capital.

The table below summarizes key factors (by reporting unit) impacting our revised forecast within the second quarter goodwill assessment.

Key Factors	FS&H	C&I	Europe	Government Services	Transportation
Lower anticipated new business	X	X	X	X	X
Potential higher than anticipated contract losses	X		X	X	X
Potential volume pressures		X	X		X
Strategic pivot	X	X	X	X	X

Based upon the information identified in the second quarter, we performed an interim goodwill impairment assessment for all our reporting units which resulted in a pre-tax impairment charge of $1.1 billion for the three months ended June 30, 2019. The cumulative impairment charge for the six months ended June 30, 2019 was $1.4 billion.

Capital Resources and Liquidity

As of June 30, 2019, and December 31, 2018, total cash and cash equivalents were $276 million and $756 million, respectively. The Company also has a $750 million revolving line of credit for its various cash needs, of which $81 million has been utilized for letters of credit.

In May 2019, the Company entered into the First Amendment to Settlement Agreement and Release with the State of Texas. Pursuant to the terms of the Amended Agreement, the amount payable to the State by the Conduent Defendants in full settlement of the State Action is as follows: (1) $40 million on or before April 15, 2019; (2) $78 million on or before May 15, 2019 (together constitute the “First Payment”); (both of which the Company has already paid); and (3) $118 million on or before January 15, 2020 (the “Second Payment”). In order to secure the Second Payment, the Company provided bank issued letters of credit to the State in the full amount of the Second Payment (the “LCs”) which the State may present for payment to the issuing banks if the Conduent Defendants do not make the Second Payment.

As of June 30, 2019, there were $1.5 billion outstanding borrowings under our Credit Agreement of which $52 million was due within one year. Refer to Note 8 – Debt in the Condensed Consolidated Financial Statements for additional debt information.

We expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund expected operating and anticipated capital and other funding requirements for at least the next twelve months.

CNDT Q2 2019 Form 10-Q

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2019	2018	Better (Worse)
Net cash provided by (used in) operating activities	$(234)	$60	$(294)
Net cash provided by (used in) investing activities	(209)	322	(531)
Net cash provided by (used in) financing activities	(39)	(40)	1

Historically the Company generates much of its cash from operating activities in the last two quarters of the year.

Operating activities

Net increase in cash used in operating activities of $294 million was the result of $131 million in payments for the Texas and other litigation, as well as negative working capital.

Investing activities

The increase in cash used in investing activities of $531 million for the six months ended June 30, 2019, compared to the prior year period, was primarily due to the absence of the proceeds from divestitures in 2018 and the acquisition of HSP and increased spending for capital expenditures related to modernizing our information technology infrastructure for both customer-facing and internal functions in 2019.

Financing activities

The decrease in cash used in financing activities for the six months ended June 30, 2019, compared to the prior year period, was related to lower debt payments.

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

CNDT Q2 2019 Form 10-Q

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

(b)Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented the new lease accounting standard. Although the adoption of this standard did not have a material impact on our Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019, we did implement changes to our internal controls related to the implementation of the new lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories and implementing a new information technology application to calculate ROU assets and lease liabilities values for our leases. There were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2019

During the quarter ended June 30, 2019, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2019

None.

CNDT Q2 2019 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

10.6(h)	Letter Agreement dated May 21, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(h) to the Registrant's Current Report on Form 8-K dated May 28, 2019. (See SEC File Number 001-37817).

10.6(i)	Separation Letter Agreement dated June 4, 2019 between Conduent Incorporated and Ashok Vemuri.
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 4, 2019. (See SEC File Number 001-37817).

10.6(j)	Letter Agreement dated August 6, 2019 between Registrant and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(j) to the Registrant's Current Report on Form 8-K dated August 6, 2019. (See SEC File Number 001-37817).

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

CNDT Q2 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ MARIO A. POMPEO
Mario A. Pompeo Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: August 8, 2019

CNDT Q2 2019 Form 10-Q