Form 10-Q
period 2019-09-30
CONDUENT Inc
filed 2019-11-07
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at October 31, 2019
Common Stock,	$0.01 par value	211,397,100

CNDT Q3 2019 Form 10-Q

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

Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: our ability to successfully manage the leadership transition and the potential for disruptions to our business from the transition and strategic and operational review; government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our continuing emphasis on and shift toward technology-led digital transactions; customer decision-making cycles and lead time for customer commitments; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to modernize our information technology infrastructure and consolidate data centers; our ability to comply with data security standards; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; changes in U.S. GAAP or other applicable accounting policies; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our quarterly reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, as well as in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission and any Current Report on Form 8-K. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

CNDT Q3 2019 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

September 30, 2019

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q3 2019 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenue	$1,098	$1,304	$3,368	$4,111

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	859	1,005	2,644	3,193
Selling, general and administrative (excluding depreciation and amortization)	112	139	360	427
Research and development (excluding depreciation and amortization)	1	2	6	7
Depreciation and amortization	115	113	342	345
Restructuring and related costs	8	31	50	68
Interest expense	20	22	60	92
(Gain) loss on extinguishment of debt	—	108	—	108
Goodwill impairment	—	—	1,351	—
(Gain) loss on divestitures and transaction costs	3	54	19	9
Litigation costs (recoveries), net	2	78	15	113
Other (income) expenses, net	(8)	4	(8)	1
Total Operating Costs and Expenses	1,112	1,556	4,839	4,363

Income (Loss) Before Income Taxes	(14)	(252)	(1,471)	(252)

Income tax expense (benefit)	2	(15)	(118)	24
Net Income (Loss)	$(16)	$(237)	$(1,353)	$(276)

Net Income (Loss) per Share:
Basic	$(0.09)	$(1.16)	$(6.52)	$(1.38)
Diluted	$(0.09)	$(1.16)	$(6.52)	$(1.38)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net Income (Loss)	$(16)	$(237)	$(1,353)	$(276)
Other Comprehensive Income (Loss), Net
Currency translation adjustments, net	(15)	(4)	(9)	(27)
Reclassification of currency translation adjustments on divestitures	—	36	15	41
Reclassification of divested benefit plans and other	—	61	(1)	64
Unrecognized gains (losses), net	—	—	1	(3)
Other Comprehensive Income (Loss), Net	(15)	93	6	75

Comprehensive Income (Loss), Net	$(31)	$(144)	$(1,347)	$(201)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$228	$756
Accounts receivable, net	840	782
Assets held for sale	—	15
Contract assets	165	177
Other current assets	313	234
Total current assets	1,546	1,964
Land, buildings and equipment, net	331	328
Operating lease right-of-use assets	290	—
Intangible assets, net	487	651
Goodwill	2,090	3,408
Other long-term assets	370	329
Total Assets	$5,114	$6,680
Liabilities and Equity
Current portion of long-term debt	$50	$55
Accounts payable	145	230
Accrued compensation and benefits costs	140	193
Unearned income	95	112
Liabilities held for sale	—	40
Other current liabilities	693	567
Total current liabilities	1,123	1,197
Long-term debt	1,468	1,512
Deferred taxes	181	327
Operating lease liabilities	245	—
Other long-term liabilities	87	280
Total Liabilities	3,104	3,316

Contingencies (See Note 13)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,886	3,878
Retained earnings (deficit)	(1,601)	(233)
Accumulated other comprehensive loss	(419)	(425)
Total Equity	1,868	3,222
Total Liabilities and Equity	$5,114	$6,680

Shares of common stock issued and outstanding	211,364	211,306
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(1,353)	$(276)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	342	345
Contract inducement amortization	2	2
Deferred income taxes	(148)	(90)
Goodwill impairment	1,351	—
(Gain) loss from investments	(3)	(1)
Amortization of debt financing costs	5	9
(Gain) loss on extinguishment of debt	—	108
(Gain) loss on divestitures and transaction costs	19	9
Stock-based compensation	19	30
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(84)	(40)
(Increase) decrease in other current and long-term assets	(34)	(116)
Increase (decrease) in accounts payable and accrued compensation	(128)	(36)
Increase (decrease) in restructuring liabilities	4	16
Increase (decrease) in other current and long-term liabilities	(199)	38
Net change in income tax assets and liabilities	(9)	36
Other operating, net	—	(4)
Net cash provided by (used in) operating activities	(216)	30
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(109)	(119)
Proceeds from sale of land, buildings and equipment	2	12
Cost of additions to internal use software	(49)	(31)
Payments for acquisitions, net of cash acquired	(90)	—
Proceeds from divestitures and sale of assets, net of cash	—	672
Payments from divestitures, including cash sold	(7)	—
Net cash provided by (used in) investing activities	(253)	534
Cash Flows from Financing Activities:
Debt issuance fee payments	—	(3)
Payments on debt	(42)	(513)
Premium on debt redemption	—	(95)
Taxes paid for settlement of stock based compensation	(11)	(9)
Dividends paid on preferred stock	(7)	(7)
Net cash provided by (used in) financing activities	(60)	(627)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	(529)	(72)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	765	667
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$236	$595
 ___________
(1)Includes $8 million and $9 million of restricted cash as of September 30, 2019 and 2018, respectively, that were included in Other current assets on the Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2019 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at June 30, 2019	$2	$3,886	$(1,583)	$(404)	$1,901
Cash dividends paid - preferred stock, $20/share	—	—	(2)	—	(2)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(16)	—	(16)
Other comprehensive income (loss), net	—	—	—	(15)	(15)
Total Comprehensive Income (Loss), Net	—	—	(16)	(15)	(31)
Balance at September 30, 2019	$2	$3,886	$(1,601)	$(419)	$1,868

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at June 30, 2018	$2	$3,865	$144	$(512)	$3,499
Cash dividends paid - preferred stock, $20/share	—	—	(2)	—	(2)
Reclassification of amounts impacted by Tax Reform	—	—	5	(5)	—
Stock option and incentive plans, net	—	6	—	—	6
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(237)	—	(237)
Other comprehensive income (loss), net	—	—	—	93	93
Total Comprehensive Income (Loss), Net	—	—	(237)	93	(144)
Balance at September 30, 2018	$2	$3,871	$(90)	$(424)	$3,359

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$3,222
Cash dividends paid - preferred stock, $60/per share	—	—	(7)	—	(7)
Cumulative impact of adopting the new lease standard	—	—	(8)	—	(8)
Stock option and incentive plans, net	—	8	—	—	8
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(1,353)	—	(1,353)
Other comprehensive income (loss), net	—	—	—	6	6
Total Comprehensive Income (Loss), Net	—	—	(1,353)	6	(1,347)
Balance at September 30, 2019	$2	$3,886	$(1,601)	$(419)	$1,868

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$3,529
Cash dividends paid - preferred stock, $60/per share	—	—	(7)	—	(7)
Cumulative impact of adopting the new revenue standard	—	—	17	—	17
Reclassification of amounts impacted by Tax Reform	—	—	5	(5)	—
Stock option and incentive plans, net	—	21	—	—	21
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(276)	—	(276)
Other comprehensive income (loss), net	—	—	—	75	75
Total Comprehensive Income (Loss), Net	—	—	(276)	75	(201)
Balance at September 30, 2018	$2	$3,871	$(90)	$(424)	$3,359
 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2019 Form 10-Q

CONDUENT INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.

Description of Business

Conduent is a global enterprise and leading provider of mission-critical services and solutions on behalf of businesses and governments – creating exceptional outcomes for its clients and the millions of people who count on them. Through people, process expertise in transaction-intensive processing, and technology such as analytics and automation, Conduent solutions and services create value by improving efficiencies, reducing costs and enabling revenue growth. A majority of Fortune 100 companies and over 500 government entities depend on Conduent every day to manage their business processes and essential interactions with their end users. The Company's portfolio includes industry-focused solutions in attractive growth markets such as healthcare and transportation, as well as solutions that serve multiple industries such as transaction processing, customer care, human resource solutions and payment services.

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

Note 2 – Recent Accounting Pronouncements

The Company's significant accounting policies are described in Note 1–Basis of Presentation and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2018 that were applicable and material to the Company.

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

CNDT Q3 2019 Form 10-Q

The impact of adopting this new guidance included the establishment of Operating lease right-of-use (ROU) assets of $387 million, an increase to Other current liabilities of $103 million, a decrease to Other long-term liabilities of $21 million, the establishment of Operating lease liabilities of $316 million and a net decrease to opening retained earnings (deficit) of $8 million, as of January 1, 2019. The adoption did not have an impact on the Company’s Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.

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

The components of lease costs were as follows:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance Lease Costs:
Amortization of right of use assets	$2	$8
Interest on lease liabilities	—	1
Total Finance Lease Costs	$2	$9
Operating lease costs:
Base rent	$25	$85
Short-term lease costs	—	7
Variable lease costs(1)	8	23
Sublease income	(2)	(4)
Total Operating Lease Costs	$31	$111
__________
(1)Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

CNDT Q3 2019 Form 10-Q

Supplemental cash flow information related to leases was as follows:

(in millions)	Nine Months Ended September 30, 2019
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(93)
Operating cash flows from finance leases	(1)
Total Cash Flow from Operating Activities	$(94)

Financing cash flow from finance leases	$(9)

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$27

Supplemental balance sheet information related to leases was as follows:

(in millions)	September 30, 2019
Operating lease assets:
Operating lease right-of-use assets	$290
Operating lease liabilities:
Other current liabilities	$97
Operating lease liabilities	245
Total Operating Lease Liabilities	$342

Finance lease assets:
Land, buildings and equipment, net	$16
Finance lease liabilities:
Current portion of long-term debt	$7
Long-term debt	10
Total Finance Lease Liabilities	$17

The Company's leases generally do not provide an implicit rate, therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rates for operating and finance leases were 5.5% and 4.8%, respectively.

The weighted average remaining lease terms for operating and finance leases at September 30, 2019, were 5 years and 3 years, respectively.

CNDT Q3 2019 Form 10-Q

Maturities of operating lease liabilities were as follows:

September 30, 2019
(in millions)	Operating Lease Payments
2019 (remaining)	$30
2020	104
2021	77
2022	53
2023	35
Thereafter	94
Total undiscounted operating lease payments	393
Less imputed interest	51
Present value of operating lease liabilities	$342

Maturities of finance lease liabilities were as follows:

September 30, 2019
(in millions)	Finance Lease Payments
2019 (remaining)	$3
2020	6
2021	5
2022	3
2023	1
Thereafter	—
Total undiscounted finance lease payments	18
Less imputed interest	1
Present value of finance lease liabilities	$17

As of September 30, 2019, the Company had entered into additional operating lease agreements for real estate of $15 million, which have not commenced and have not been recognized on the Company's Consolidated Balance Sheet. These operating leases are expected to commence between the fourth quarter of 2019 and the first quarter of 2020 with lease terms of 4 to 10 years.

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

CNDT Q3 2019 Form 10-Q

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
Note 3 – Revenue

Disaggregation of Revenue

During the second quarter of 2019, the Company changed how it presents the disaggregated revenue by major service line for Government Services and Healthcare and State and local to reflect how the businesses are managed. This change had no impact on disaggregated revenue by reportable segment or the timing of revenue recognition. All prior periods presented have been revised to reflect this change.

The following table provides information about disaggregated revenue by major service line, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segments. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Commercial Industries:
Omni-channel communications	$194	$209	$597	$627
Human resource services	176	183	540	559
Industry services	207	228	644	714
Total Commercial Industries	577	620	1,781	1,900
Government Services:
Government Services and Healthcare	173	182	528	542
Payment Services	72	80	221	245
State and Local	61	63	181	187
Federal	14	13	41	40
Total Government Services	320	338	971	1,014
Transportation:
Tolling	83	79	243	222
Transit	69	54	185	165
Photo and Parking	47	47	143	141
Commercial Vehicle	2	4	8	12
Total Transportation	201	184	579	540
Other:
Divestitures	—	162	36	648
Education	—	—	1	9
Total Other	—	162	37	657
Total Consolidated Revenue	$1,098	$1,304	$3,368	$4,111

Timing of Revenue Recognition:
Point in time	$38	$33	$111	$103
Over time	1,060	1,271	3,257	4,008
Total Revenue	$1,098	$1,304	$3,368	$4,111

CNDT Q3 2019 Form 10-Q

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

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	September 30, 2019	December 31, 2018
Contract Assets (Unearned Income)
Current contract assets	$165	$177
Long-term contract assets(1)	7	7
Current unearned income	(95)	(112)
Long-term unearned income(2)	(23)	(32)
Net Contract Assets (Unearned Income)	$54	$40
Accounts receivable, net	$840	$782
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets

Revenues of $16 million and $97 million were recognized during the three and nine months ended September 30, 2019, respectively, related to the Company's unearned income at December 31, 2018. Revenues of $25 million and $128 million were recognized during the three and nine months ended September 30, 2018, respectively, related to the Company's unearned income at January 1, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2019, was approximately $1.8 billion. The Company expects to recognize approximately 66% of this revenue over the next two years and the remainder thereafter.

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

CNDT Q3 2019 Form 10-Q

Transportation: Our Transportation segment provides systems and support services to transportation departments and agencies globally. Offerings include support for electronic toll collection, public transit, parking and photo enforcement.

Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2019				Divestitures	Other
Revenue	$577	$320	$201	$—	$—	$—	$1,098
Segment profit (loss)	$108	$100	$38	$—	$—	$(174)	$72
Segment depreciation and amortization	$25	$6	$9	$—	$—	$15	$55
Adjusted EBITDA	$133	$106	$47	$—	$—	$(159)	$127

2018
Revenue	$620	$338	$184	$162	$—	$—	$1,304
Segment profit (loss)	$128	$106	$30	$15	$(6)	$(168)	$105
Segment depreciation and amortization	$22	$7	$9	$—	$1	$14	$53
Adjusted EBITDA	$150	$112	$39	$15	$(5)	$(154)	$157

	Nine Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2019				Divestitures	Other
Revenue	$1,781	$971	$579	$36	$1	$—	$3,368
Segment profit (loss)	$329	$289	$89	$1	$—	$(508)	$200
Segment depreciation and amortization	$68	$21	$26	$—	$—	$45	$160
Adjusted EBITDA	$397	$310	$119	$1	$—	$(463)	$364

2018
Revenue	$1,900	$1,014	$540	$648	$9	$—	$4,111
Segment profit (loss)	$358	$314	$82	$95	$(13)	$(516)	$320
Segment depreciation and amortization	$75	$23	$27	$4	$3	$34	$166
Adjusted EBITDA	$433	$335	$109	$99	$(10)	$(482)	$484

CNDT Q3 2019 Form 10-Q

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2019	2018	2019	2018
Income (Loss) Before Income Taxes	$(14)	$(252)	$(1,471)	$(252)
Reconciling items:
Amortization of acquired intangible assets	61	60	184	181
Restructuring and related costs	8	31	50	68
Interest expense	20	22	60	92
(Gain) loss on extinguishment of debt	—	108	—	108
Goodwill impairment	—	—	1,351	—
(Gain) loss on divestitures and transaction costs	3	54	19	9
Litigation costs (recoveries), net	2	78	15	113
Other (income) expenses, net	(8)	4	(8)	1
Segment Pre-tax Income (Loss)	$72	$105	$200	$320
Segment depreciation and amortization (including contract inducements)	$55	$53	$160	$166
Other adjustments	—	(1)	4	(2)
Adjusted EBITDA	$127	$157	$364	$484

Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

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

Note 6 – Business Acquisition

In January 2019, the Company completed the acquisition of Health Solutions Plus (HSP), a software provider of healthcare payer administration solutions, for a total base consideration of $90 million and a maximum contingent consideration payment of $8 million based on a cumulative achievement over two years. Revenues recorded for the three and nine months ended September 30, 2019, were $6 million and $15 million, respectively. Pre-tax income for the three and nine months ended September 30, 2019, were $2 million and $4 million, respectively.

CNDT Q3 2019 Form 10-Q

The Company’s purchase price allocation for the HSP acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The preliminary purchase price based upon the current determination of fair value at September 30, 2019 was as follows:

(in millions)	September 30, 2019
Fair Value of Consideration Transferred:
Cash paid	$90
Recorded earn-out payable	7
Total Consideration	$97
Allocation of Purchase Price:
Net tangible assets	$10
Developed technology	20
Costs Assigned to Intangible Assets
Customer relationships	18
Trademarks and trade names	1
Goodwill	48
Total Intangible Assets	67

Total Assets	$97

The weighted average amortization periods are 7 years, 15 years and 1.5 years for Developed technology, Customer relationships and Trademarks and trade names, respectively. The acquired goodwill is associated with the Company's Commercial Industries segment. This acquired goodwill, while tax deductible, includes $7 million related to contingent consideration payable that is not tax deductible until it is earned and paid. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of HSP. The Developed technology is classified as Product Software within Other long-term assets on the Condensed Consolidated Balance Sheets.

The Company has not presented separate results of operations or combined pro forma financial information of the Company and the acquired interests because the results of operations of the acquired business are considered immaterial.

Note 7 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in increased lease cancellation and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $0 million and $18 million for the three and nine months ended September 30, 2019, respectively. Management continues to evaluate the Company's business, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

CNDT Q3 2019 Form 10-Q

A summary of the Company's restructuring program activity during the nine months ended September 30, 2019 and 2018 was as follows:

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2018	$13	$36	$49
Restructuring provision	22	34	56
Adjustments to prior accruals	(5)	(3)	(8)
Total Net Current Period Charges	17	31	48
Payments and other charges against reserve and currency	(17)	(27)	(44)
Adoption of new lease standard	—	(22)	(22)
Asset impairment	—	(11)	(11)
Accrued Balance at September 30, 2019	$13	$7	$20

(in millions)	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Accrued Balance at December 31, 2017	$14	$30	$44
Restructuring provision	34	33	67
Adjustments to prior accruals	(4)	5	1
Total Net Current Period Charges	30	38	68
Payments and other charges against reserve and currency	(28)	(27)	(55)
Other	—	3	3
Accrued Balance at September 30, 2018	$16	$44	$60

In addition, the Company recorded professional support costs associated with the strategic transformation program in Restructuring and related costs of $2 million and $0 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Commercial Industries	$3	$11	$14	$25
Government Services	—	1	1	1
Transportation	—	1	1	1
Other	(1)	2	—	5
Shared IT / Infrastructure & Corporate Costs	6	17	32	36
Total Net Restructuring Charges	$8	$32	$48	$68

CNDT Q3 2019 Form 10-Q

Note 8 – Debt

Long-term debt was as follows:

(in millions)	September 30, 2019	December 31, 2018
Term loan A due 2022	$667	$705
Term loan B due 2023	827	833
Senior notes due 2024	34	34
Finance lease obligations	17	26
Principal debt balance	1,545	1,598
Debt issuance costs and unamortized discounts	(27)	(31)
Less: current maturities	(50)	(55)
Total Long-term Debt	$1,468	$1,512

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
At September 30, 2019 and December 31, 2018, the Company had outstanding forward exchange contracts with gross notional values of $217 million and $167 million, respectively. Approximately 74% of these contracts mature within three months, 10% in three to six months, 12% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

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

CNDT Q3 2019 Form 10-Q

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2.

(in millions)	September 30, 2019	December 31, 2018
Assets:
Foreign exchange contract - forward	$3	$3
Total Assets	$3	$3
Liabilities:
Foreign exchange contracts - forwards	$—	$1
Total Liabilities	$—	$1

Summary of Other Financial Assets and Liabilities

The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Assets held for sale	$—	$—	$15	$15
Liabilities:
Long-term debt	$1,468	$1,434	$1,512	$1,463
Liabilities held for sale	$—	$—	$40	$40

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

The Company recognized an expense related to its defined contribution plans of $2 million and $7 million for the three months ended September 30, 2019 and 2018, respectively, and $7 million and $23 million for the nine months ended September 30, 2019 and 2018, respectively. As a result of suspending 401(k) match for U.S. employees as indicated above, there was a $3 million and a $9 million reduction in expense for the three and nine months ended September 30, 2019, respectively.

CNDT Q3 2019 Form 10-Q

Note 12 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)
Other comprehensive income (loss) before reclassifications	(9)	1	—	(8)
Amounts reclassified from accumulated other comprehensive loss	15	—	(1)	14
Net current period other comprehensive income (loss)	6	1	(1)	6
Balance at September 30, 2019	$(420)	$3	$(2)	$(419)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2017	$(437)	$1	$(58)	$(494)
Reclassification of amounts impacted by Tax Reform	—	—	(5)	(5)
Other comprehensive income (loss) before reclassifications	(27)	(3)	64	34
Amounts reclassified from accumulated other comprehensive loss	41	—	—	41
Net current period other comprehensive income (loss)	14	(3)	64	75
Balance at September 30, 2018	$(423)	$(2)	$1	$(424)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 13 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws, regulations and matters. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of September 30, 2019. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed consolidated financial position or liquidity. As of September 30, 2019, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

CNDT Q3 2019 Form 10-Q

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleged that Conduent State Healthcare LLC (f/k/a Xerox State Healthcare, LLC and ACS State Healthcare) (“CSH”), Conduent Business Services LLC (“CBS”) and Conduent Incorporated (“CI”) (collectively, CSH, CBS and CI are referred to herein as the "Conduent Defendants") and Xerox Corporation (together with the Conduent Defendants, the “Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”) (the “State Action”). In February 2019 a settlement agreement and release was reached among the Defendants, the State and HHSC which was amended in May 2019 ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Conduent Defendants were required to pay the State of Texas $236 million, of which $118 million was paid in 2019 with a balance of $118 million due in January 2020, which is fully reserved. The Company provided bank issued letters of credit to the State in the amount of $118 million to secure the payment due in January 2020 which will be released on the 91st day following the Company’s payment. The case has been dismissed with prejudice with a full release and discharge of the Defendants.

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (“Buck”), which was a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (“StanCERA”). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court as to Buck only, and only with respect to Plaintiffs' claim of aiding and abetting StanCERA in breaching its fiduciary duty. This case has been stayed pending the outcome of parallel litigation the plaintiffs are pursuing against StanCERA. The parallel litigation was tried before the bench in June 2018, and on January 24, 2019, the court found in favor of StanCERA, holding that it had not breached its fiduciary duty to plaintiffs. On April 26, 2019, Plaintiffs in the parallel litigation filed an appeal. Nasrawi remains stayed until the parallel litigation is finally concluded. Absent the court finding that StanCERA breached its fiduciary duty, plaintiffs’ claim against Buck for aiding and abetting said breach would not appear viable. Buck will continue to aggressively defend these lawsuits. In August 2018, Conduent sold Buck Consultants, LLC; however, the Company retained this liability after the sale. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q3 2019 Form 10-Q

Conduent Business Services, LLC v. Cognizant Business Services, LLC: On April 12, 2017, Conduent Business Services LLC (“Conduent”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between Conduent and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by Conduent through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to Conduent under Conduent’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, Conduent seeks damages in excess of $150 million. During the first quarter of 2018, Conduent provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. Conduent also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the contract and an alleged $25 million for termination fees. Conduent has responded to Cognizant’s counterclaims by denying the allegations. Cognizant filed a second amended counterclaim seeking an additional $43 million to satisfy the minimum revenue commitment attributable to the years 2017-2020, which increased Cognizant's damages claim to $90 million. Based on Conduent's breach of contract and termination for cause claims, Conduent does not believe that it has any obligations to Cognizant under the Contract to pay the minimum revenue commitment penalty. Conduent will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome.

Other Matters

Since 2014, Xerox Education Services, Inc. ("XES") has cooperated with several federal and state agencies regarding a variety of matters, including XES' self-disclosure to the U.S. Department of Education (the "Department") and the Consumer Financial Protection Bureau ("CFPB") that some third-party student loans under outsourcing arrangements for various financial institutions required adjustments. With the exception of an inquiry the Illinois Attorney General's Office recently commenced, the Company has resolved the investigations the CFPB and several state agencies commenced and continues to work with the Department and the U.S. Department of Justice to resolve all outstanding issues, including a number of operational projects that XES discovered and disclosed since 2014. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which the Company serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of current reserves. The Company could, in future periods, incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2019, the Company had $564 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $229 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Credit Facility) to allow it to respond to future requests for proposals that require such credit support.

CNDT Q3 2019 Form 10-Q

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

Note 15 – Earnings per Share

We did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data in whole dollars and shares in thousands)	2019	2018	2019	2018
Net income (loss)	$(16)	$(237)	$(1,353)	$(276)
Cash dividend paid - preferred stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders	$(18)	$(239)	$(1,360)	$(283)

Weighted average common shares outstanding	209,626	206,605	208,741	205,739
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance units / shares	—	—	—	—
Adjusted Weighted Average Common Shares Outstanding	209,626	206,605	208,741	205,739

Net Income (Loss) per Share:
Basic	$(0.09)	$(1.16)	$(6.52)	$(1.38)
Diluted	$(0.09)	$(1.16)	$(6.52)	$(1.38)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	—	193	—	193
Restricted stock and performance shares/units	4,473	5,097	4,473	5,097
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive Securities	9,866	10,683	9,866	10,683

CNDT Q3 2019 Form 10-Q

Note 16 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

(in millions)	September 30, 2019	December 31, 2018
Other Current Assets
Prepaid expenses	$99	$87
Income taxes receivable	40	40
Value-added tax (VAT) receivable	21	22
Restricted cash	8	9
Other	145	76
Total Other Current Assets	$313	$234
Other Current Liabilities
Accrued liabilities	$363	$330
Litigation related accruals	176	147
Current operating lease liabilities	97	—
Restructure reserves	13	36
Income tax payable	7	3
Other taxes payable	17	15
Other	20	36
Total Other Current Liabilities	$693	$567
Other Long-term Assets
Internal use software, net	$148	$123
Deferred contract costs, net	83	100
Product software, net	35	18
Other	104	88
Total Other Long-term Assets	$370	$329
Other Long-term Liabilities
Litigation related accruals	$—	$144
Income tax liabilities	14	29
Unearned income	23	32
Restructuring reserves	7	13
Other	43	62
Total Other Long-term Liabilities	$87	$280

CNDT Q3 2019 Form 10-Q

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

In the second quarter of 2019, there were further unanticipated losses of certain customer contracts, lower potential future volumes and lower than expected new customer contracts (all subsequent to May 9, 2019). This led to actual results being below budget and a further downward revision of the long-term forecast across all the Company's reporting units (Financial Services & Healthcare, Consumer & Industrial, Europe (together comprising Commercial Industries), Government Services, and Transportation). As a consequence of the business performance and the strategy pivot due to changes in management that occurred in the second quarter of 2019, the Company lowered its sales outlook, average margin expectation for the future years, and increased its weighted average cost of capital.

Based upon the information identified in the second quarter of 2019, the Company performed an interim goodwill impairment assessment for all its reporting units which resulted in a pre-tax impairment charge of $1.1 billion for the three months ended June 30, 2019. The cumulative impairment charge for the nine months ended September 30, 2019 was $1.4 billion.

The following table presents the changes in the carrying amount of goodwill, by reportable segments:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2017	$1,399	$1,310	$657	$3,366
Foreign currency translation	(10)	—	(16)	(26)
Assets held-for-sale	(12)	—	—	(12)
Other(1)	14	66	—	80
Balance at December 31, 2018	$1,391	$1,376	$641	$3,408
Foreign currency translation	(5)	(8)	(1)	(14)
Acquisition	48	—	—	48
Impairment	(565)	(226)	(560)	(1,351)
Other(1)	(1)	—	—	(1)
Balance at September 30, 2019	$868	$1,142	$80	$2,090
__________
(1)Represents true-up to 2018 and 2017 Assets held for sale, respectively.

There was no impairment identified in the third quarter of 2019 for any of our reporting units.

CNDT Q3 2019 Form 10-Q

Note 18 – Related Party Transactions

During the third quarter of 2019, Carl C. Icahn and his affiliates (shareholders) increased their ownership interest in the Company. In the normal course of business, the Company provides services to, and purchases from, certain related parties with the same shareholders. The services provided to these entities included those related to human resources, end-user support and other services and solutions. The purchases from these entities included office equipment and related services and supplies. Revenue and purchases from these entities were included in Revenue and Costs of services / Selling, General and administrative, respectively, on the Company's Condensed Consolidated Statements of Income (Loss).

Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenue from related parties	$7	$10	$25	$32
Purchases from related parties	$6	$6	$18	$23

The Company's receivable and payable balances with related party entities were not material as of September 30, 2019 and December 31, 2018.

CNDT Q3 2019 Form 10-Q

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

Overview

We are a global enterprise and leading provider of mission-critical services and solutions on behalf of businesses and governments – creating exceptional outcomes for its clients and the millions of people who count on them. Through people, process expertise in transaction-intensive processing, and technology such as analytics and automation, Conduent solutions and services create value by improving efficiencies, reducing costs and enabling revenue growth. A majority of Fortune 100 companies and over 500 government entities depend on Conduent every day to manage their business processes and essential interactions with their end users. The Company's portfolio includes industry-focused solutions in attractive growth markets such as healthcare and transportation, as well as solutions that serve multiple industries such as transaction processing, customer care, human resource solutions and payment services.

We create value for our clients through efficient service delivery combined with a personalized and seamless experience for the end-user. We apply our expertise, technology and innovation to continually modernize our offerings for improved customer and constituent satisfaction and loyalty, increase process efficiency and respond rapidly to changing market dynamics. Our strategy is to drive portfolio focus, operational discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments. Our differentiated services and solutions improve experiences for millions of people every day. Conduent’s solutions deliver exceptional outcomes for its clients, including $16 billion in medical bill savings, $11 billion in child support payments processed more efficiently, up to 40% efficiency increase in HR operations, and up to 40% improvement in processing costs, while driving higher end-user satisfaction.

Headquartered in Florham Park, New Jersey, we have a team of approximately 68,000 people as of September 30, 2019, servicing customers from service centers in 23 countries.

CNDT Q3 2019 Form 10-Q

Financial Review of Operations

	Three Months Ended September 30,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
Revenue	$1,098	$1,304	$(206)	(16)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	859	1,005	(146)	(15)%
Selling, general and administrative (excluding depreciation and amortization)	112	139	(27)	(19)%
Research and development (excluding depreciation and amortization)	1	2	(1)	(50)%
Depreciation and amortization	115	113	2	2%
Restructuring and related costs	8	31	(23)	(74)%
Interest expense	20	22	(2)	(9)%
(Gain) loss on extinguishment of debt	—	108	(108)	(100)%
(Gain) loss on divestitures and transaction costs	3	54	(51)	(94)%
Litigation costs (recoveries), net	2	78	(76)	(97)%
Other (income) expenses, net	(8)	4	(12)
Total Operating Costs and Expenses	1,112	1,556	(444)

Income (Loss) Before Income Taxes	(14)	(252)	238
Income tax expense (benefit)	2	(15)	17
Net Income (Loss)	$(16)	$(237)	$221

	Nine Months Ended September 30,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
Revenue	$3,368	$4,111	$(743)	(18)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,644	3,193	(549)	(17)%
Selling, general and administrative (excluding depreciation and amortization)	360	427	(67)	(16)%
Research and development (excluding depreciation and amortization)	6	7	(1)	(14)%
Depreciation and amortization	342	345	(3)	(1)%
Restructuring and related costs	50	68	(18)	(26)%
Interest expense	60	92	(32)	(35)%
(Gain) loss on extinguishment of debt	—	108	(108)	(100)%
Goodwill impairment	1,351	—	1,351
(Gain) loss on divestitures and transaction costs	19	9	10	111%
Litigation costs (recoveries), net	15	113	(98)	(87)%
Other (income) expenses, net	(8)	1	(9)
Total Operating Costs and Expenses	4,839	4,363	476

Income (Loss) Before Income Taxes	(1,471)	(252)	(1,219)
Income tax expense (benefit)	(118)	24	(142)
Net Income (Loss)	$(1,353)	$(276)	$(1,077)

CNDT Q3 2019 Form 10-Q

Revenue

Revenue for the three and nine months ended September 30, 2019 decreased, compared to the prior year periods, primarily due to the impact from divestitures completed in 2018 and 2019, pricing pressure, contract losses and currency fluctuations. Partially offsetting these declines were increases from the ramp of new business.

Cost of Services (excluding depreciation and amortization)

Cost of services for the three and nine months ended September 30, 2019 decreased, compared to the prior year periods, mainly driven by divestitures completed in 2018 and 2019, reductions in real estate, information technology and labor costs from our strategic transformation initiatives, lost business, strategic contract actions taken by management as part of portfolio management and lower volumes.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

Lower SG&A for the three and nine months ended September 30, 2019, compared to the prior year periods, was reflective of the impact of our strategic transformation initiatives, primarily due to reductions in labor costs, including reductions in 401(k) costs, other variable compensation costs, sub-contracting and negotiated IT contract costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2019 increased, compared to the prior year period, primarily due to the HSP acquisition and increased capitalized software amortization for new projects placed in service.

Depreciation and amortization for the nine months ended September 30, 2019 decreased, compared to the prior year period, primarily due to the divestitures in 2018, partially offset by the HSP acquisition and increased capitalized software amortization for new projects placed in service. Refer to Note 6 – Business Acquisition to the Condensed Consolidated Financial Statements for additional information regarding the HSP acquisition.

Restructuring and Related Costs

Restructuring and related costs for the three months ended September 30, 2019 include $1 million of severance costs and $7 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the nine months ended September 30, 2019 include $17 million of severance costs due to headcount reductions worldwide, $18 million of costs related to data center migration, $13 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint, and $2 million of strategic transformation costs.

Restructuring and related costs for the three months ended September 30, 2018 include $11 million of severance costs due to headcount reductions worldwide and $21 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

Restructuring and related costs for the nine months ended September 30, 2018 include $30 million of severance costs due to headcount reductions worldwide and $38 million of lease cancellation and other costs as part of our effort to consolidate our real estate footprint.

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

CNDT Q3 2019 Form 10-Q

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Decreases in Interest expense for the three and nine months ended September 30, 2019, compared to the prior year periods, were driven primarily by lower average debt balances resulting mostly from the tender offer in 2018 and repricing. Refer to Note 8 – Debt in the Condensed Consolidated Financial Statements for additional information.

Goodwill Impairment

The goodwill impairment for the nine months ended September 30, 2019 related to the write-down of the carrying values of the Financial Services & Healthcare (FS&H), Consumer & Industrial (C&I), Europe, Government Services and Transportation reporting units. Refer to Note 17 – Goodwill to the Condensed Consolidated Financial Statements and the MD&A – Critical Accounting Policies – Goodwill for additional information regarding these impairment charges.

(Gain) Loss on Divestitures and Transaction Costs

The three months ended September 30, 2019, was related to a loss on sale of assets and transaction costs. The nine months ended September 30, 2019, consists of $5 million of changes in estimates related to losses on divestitures, $2 million related to a loss on sale of assets and $12 million of transaction and related costs, $4 million of which relates to costs to remediate Payment Card Industry Data Security Standards compliance issues related to the sale of select standalone customer care contracts to Skyview Capital LLC.

Litigation Costs (Recoveries), Net

Net litigation costs for the nine months ended September 30, 2019, consist primarily of the recognition of the $13 million discount on the fair value of the Texas litigation liability established in 2018 due to the acceleration of the settlement in 2019. The prior year period expenses were primarily due to the increases in reserves for the Texas litigation and establishment of reserves for the Cognizant terminated contracts.

Refer to Note 13 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

Income Taxes

The effective tax rate for the three months ended September 30, 2019 was (14.3)%, compared to 6.0% for the three months ended September 30, 2018. The September 30, 2019 rate was lower than the U.S. statutory rate of 21%, primarily due to pre-tax loss and tax from the geographic mix of income and the inclusion of Global Intangible Low Tax Income (GILTI). The effective tax rate for the three months ended September 30, 2018 was lower than the U.S. statutory tax rate of 21%, primarily due to tax impacts from the divestitures.

Excluding the impact of the divestitures, amortization and restructuring, the normalized effective tax rate for the three months ended September 30, 2019 was 28.8%. The normalized effective tax rate of 25.6% for the three months ended September 30, 2018, was predominantly impacted by the exclusion of the divestitures, the Texas litigation reserve, the loss on extinguishment of debt, amortization of intangible assets, restructuring and divestiture related costs.

The effective tax rate for the nine months ended September 30, 2019 was 8.0%, compared to (9.5)% for the nine months ended September 30, 2018. The September 30, 2019 rate was lower than the U.S. statutory rate of 21%, primarily due to the goodwill impairment charge being partially non-deductible for tax and the geographic mix of income, partially offset by U.S. federal tax credits and tax benefits recognized on the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC. The September 30, 2018 rate was lower than the U.S. statutory tax rate of 21%, primarily due to pre-tax loss and tax from the divestitures, partially offset by U.S. foreign tax credits.

CNDT Q3 2019 Form 10-Q

Excluding the impact of the goodwill impairment, divestitures, the Texas litigation reserve, amortization and restructuring, the normalized effective tax rate for the nine months ended September 30, 2019 was 31.3%. The normalized effective tax rate of 23.9% for the nine months ended September 30, 2018, was predominantly impacted by the exclusion of divestitures, the Texas litigation reserve, the loss on extinguishment of debt, amortization of intangible assets, restructuring and divestiture related costs.

The Company believes it is reasonably possible that unrecognized tax benefits of approximately $13 million will reverse within 12 months due to an anticipated audit settlement.

Operations Review of Segment Revenue and Profit

Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for the following three segments:

•Commercial Industries,
•Government Services, and
•Transportation.

Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

We are modernizing a significant portion of our information technology infrastructure with new systems and processes and consolidating our data centers as part of our transformation initiatives. We expect that these changes will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. Based on our continuing review of our cybersecurity, we are making additional investments to enhance our cybersecurity protection. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations. See Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

Results of financial performance by segment were:

	Three Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2019				Divestitures	Other
Revenue	$577	$320	$201	$—	$—	$—	$1,098
Segment profit (loss)	$108	$100	$38	$—	$—	$(174)	$72
Segment depreciation and amortization	$25	$6	$9	$—	$—	$15	$55
Adjusted EBITDA	$133	$106	$47	$—	$—	$(159)	$127

% of Total Revenue	52.6%	29.1%	18.3%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	23.1%	33.1%	23.4%	—%	—%	—%	11.6%

2018
Revenue	$620	$338	$184	$162	$—	$—	$1,304
Segment profit (loss)	$128	$106	$30	$15	$(6)	$(168)	$105
Segment depreciation and amortization	$22	$7	$9	$—	$1	$14	$53
Adjusted EBITDA	$150	$112	$39	$15	$(5)	$(154)	$157

% of Total Revenue	47.6%	25.9%	14.1%	12.4%	—%	—%	100.0%
Adjusted EBITDA Margin	24.2%	33.1%	21.2%	9.3%	—%	—%	12.0%

CNDT Q3 2019 Form 10-Q

	Nine Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2019				Divestitures	Other
Revenue	$1,781	$971	$579	$36	$1	$—	$3,368
Segment profit (loss)	$329	$289	$89	$1	$—	$(508)	$200
Segment depreciation and amortization	$68	$21	$26	$—	$—	$45	$160
Adjusted EBITDA	$397	$310	$119	$1	$—	$(463)	$364

% of Total Revenue	52.9%	28.8%	17.2%	1.1%	—%	—%	100.0%
Adjusted EBITDA Margin	22.3%	31.9%	20.6%	2.8%	—%	—%	10.8%

2018
Revenue	$1,900	$1,014	$540	$648	$9	$—	$4,111
Segment profit (loss)	$358	$314	$82	$95	$(13)	$(516)	$320
Segment depreciation and amortization	$75	$23	$27	$4	$3	$34	$166
Adjusted EBITDA	$433	$335	$109	$99	$(10)	$(482)	$484

% of Total Revenue	46.2%	24.7%	13.1%	15.8%	0.2%	—%	100.0%
Adjusted EBITDA Margin	22.8%	33.0%	20.2%	15.3%	(111.1)%	—%	11.8%

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three months ended September 30, 2019 decreased, compared to the prior year period, primarily driven by contract losses and price pressure, partially offset by revenue from new contracts.

Commercial Industries revenue for the nine months ended September 30, 2019 decreased, compared to the prior year period, primarily driven by contract losses, strategic exits and volume and price pressure, partially offset by revenue from new contracts.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for the three months ended September 30, 2019, compared to the prior year period, were mainly driven by overall revenue declines.

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for the nine months ended September 30, 2019, compared to the prior year period, were mainly driven by overall revenue declines, partially offset by reductions in IT, real estate and labor costs from our strategic transformation initiatives.

Government Services Segment

Revenue

Government Services revenue for the three and nine months ended September 30, 2019, decreased compared to the prior year periods, primarily driven by contract losses and pricing and scope changes associated with a large renewal. These declines were partially offset by ramp of new business.

CNDT Q3 2019 Form 10-Q

Segment Profit and Adjusted EBITDA

Decrease in the Government Services segment profit and adjusted EBITDA margin for the three and nine months ended September 30, 2019, compared to the prior year periods, were mainly driven by lower revenue, partially offset by lower IT and delivery costs.

Transportation Segment

Revenue

Transportation revenue for the three and nine months ended September 30, 2019 increased, compared to the prior year periods, primarily driven by ramp of new business and volume increases, partially offset by client losses.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin for the three and nine months ended September 30, 2019 increased, compared to the prior year periods, mainly driven by increased revenue and reduced IT platform spend as well as reductions in real estate and labor costs from our strategic transformation initiatives.

Other

Revenue

Other revenue for the three and nine months ended September 30, 2019 decreased, compared to the prior year periods, driven mainly by the divestitures completed in 2018 and 2019 and the run-off of our Student Loan Services business.
Segment Profit (Loss) and Adjusted EBITDA

Decrease in Other segment profit and adjusted EBITDA for the three and nine months ended September 30, 2019, compared to the prior year periods, were primarily due to divestitures completed in 2018 and 2019 and the run-off of our Student Loan Services business.

Shared IT / Infrastructure & Corporate Costs

Shared IT/Infrastructure and Corporate costs for the three months ended September 30, 2019 increased, compared to the prior year period. This was primarily driven by an increase in shared IT, partially offset by reduced corporate overhead.

Shared IT/Infrastructure and Corporate costs for the nine months ended September 30, 2019 decreased, compared to the prior year period. This was primarily driven by corporate cost reductions.

CNDT Q3 2019 Form 10-Q

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts. The amounts in the following table exclude divestitures.

	Three Months Ended September 30,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
New business TCV	$234	$264	$(30)	(11)%
Renewals TCV	512	474	38	8%
Total Signings	$746	$738	$8	1%

Recurring revenue signings(1)	$71	$65	$6	9%
Non-recurring revenue signings(2)	$43	$63	$(20)	(32)%

	Nine Months Ended September 30,		2019 vs. 2018
($ in millions)	2019	2018	$ Change	% Change
New business TCV	$787	$977	$(190)	(19)%
Renewals TCV	1,724	2,941	(1,217)	(41)%
Total Signings	$2,511	$3,918	$(1,407)	(36)%

Recurring revenue signings(1)	$207	$225	$(18)	(8)%
Non-recurring revenue signings(2)	$124	$177	$(53)	(30)%
___________
(1)Recurring revenue signings are current period revenue for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

Signings for the three months ended September 30, 2019 increased, compared to the prior year period, mainly due increased renewals, partially offset by decreased new business due to sales headcount challenges and a continued focus on strategic wins with acceptable margins.

Signings for the nine months ended September 30, 2019 decreased, compared to the prior year period, mainly due to sales headcount challenges and a continued focus on strategic wins with acceptable margins, longer lead times and delays in signings.

Renewal Rate

Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.

Excluding our strategic decision not to renew certain contracts, renewal rates for the three months ended September 30, 2019 and 2018 were 93% and 90%, respectively, and for the nine months ended September 30, 2019 and 2018 were 83% and 96%, respectively.

CNDT Q3 2019 Form 10-Q

Critical Accounting Policies - Goodwill

In the second quarter of 2019, there were further unanticipated losses of certain customer contracts, lower potential future volumes and lower than expected new customer contracts (all subsequent to May 9, 2019). This led to actual results being below budget and a further downward revision of the long-term forecast across all the Company’s reporting units (FS&H, C&I, Europe, Government Services, and Transportation). As a consequence of the business performance and the strategy pivot due to changes in management that occurred in the second quarter of 2019, we lowered our sales outlook, average margin expectation for the future years, and increased our weighted average cost of capital.

The table below summarizes key factors (by reporting unit) impacting our revised forecast within the second quarter of 2019 goodwill assessment.

Key Factors	FS&H	C&I	Europe	Government Services	Transportation
Lower anticipated new business	X	X	X	X	X
Potential higher than anticipated contract losses	X		X	X	X
Potential volume pressures		X	X		X
Strategic pivot	X	X	X	X	X

Based upon the information identified in the second quarter of 2019, we performed an interim goodwill impairment assessment for all our reporting units which resulted in a pre-tax impairment charge of $1.1 billion for the three months ended June 30, 2019. The cumulative impairment charge for the nine months ended September 30, 2019 was $1.4 billion. There was no impairment identified in the third quarter of 2019 for any of our reporting units.

Capital Resources and Liquidity

As of September 30, 2019, and December 31, 2018, total cash and cash equivalents were $228 million and $756 million, respectively. The Company also has a $750 million revolving line of credit for its various cash needs, of which $79 million has been utilized for letters of credit.

In February 2019 a settlement agreement and release was reached among the Company, the State of Texas ("State") and the Texas Department of Health and Human Services, which was amended in May 2019 ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Company was required to pay the State $236 million, of which $118 million was paid in 2019 with a balance of $118 million due in January 2020, which is fully reserved. The Company provided bank issued letters of credit to the State in the amount of $118 million to secure the payment due in January 2020 which will be released on the 91st day following the Company’s payment. The case has been dismissed with prejudice with a full release and discharge of the Company.

As of September 30, 2019, there were $1.5 billion outstanding borrowings under our Credit Agreement of which $50 million was due within one year. Refer to Note 8 – Debt in the Condensed Consolidated Financial Statements for additional debt information.

We expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund expected operating and anticipated capital and other funding requirements for at least the next twelve months.

CNDT Q3 2019 Form 10-Q

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2019	2018	Better (Worse)
Net cash provided by (used in) operating activities	$(216)	$30	$(246)
Net cash provided by (used in) investing activities	$(253)	$534	(787)
Net cash provided by (used in) financing activities	$(60)	$(627)	567

Operating activities

Net increase in cash used in operating activities of $246 million was primarily related to $131 million in payments for the Texas and other litigation and higher accounts payable payments of $136 million due to timing.

Investing activities

The increase in cash used in investing activities of $787 million for the nine months ended September 30, 2019, compared to the prior year period, was primarily due to the absence of the proceeds from divestitures and assets sales in 2018, acquisition of HSP and increased spending for capital expenditures related to modernizing our information technology infrastructure for both customer-facing and internal functions in 2019.

Financing activities

The decrease in cash used in financing activities for the nine months ended September 30, 2019, compared to the prior year period, was related to lower debt payments.

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

CNDT Q3 2019 Form 10-Q

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

(b) Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented the new lease accounting standard. Although the adoption of this standard did not have a material impact on our Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019, we did implement changes to our internal controls related to the implementation of the new lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories and implementing a new information technology application to calculate ROU assets and lease liabilities values for our leases. There were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Sales of Unregistered Securities during the Quarter ended September 30, 2019

During the quarter ended September 30, 2019, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)Issuer Purchases of Equity Securities during the Quarter ended September 30, 2019

None.

CNDT Q3 2019 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT Q3 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ MARIO A. POMPEO
Mario A. Pompeo Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: November 6, 2019

CNDT Q3 2019 Form 10-Q