Form 10-K
period 2019-12-31
CONDUENT Inc
filed 2020-02-27
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _______  to: _______
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

(844) 663-2638
(Registrant’s telephone number, including area code)
_________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CNDT	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________________
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

CNDT 2019 Annual Report

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2019 was $2,012,432,097.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class		Outstanding at January 31, 2020
Common Stock,	$0.01 par value	211,886,566

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Notice of 2020 Annual Meeting of Shareholders and Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

CNDT 2019 Annual Report

FORWARD-LOOKING STATEMENTS

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (Form 10-K), which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” "aim," “should,” "continue to," and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein as anticipated, believed, estimated, expected or intended or using other similar expressions.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Form 10-K, any exhibits to this Form 10-K and other public statements we make.

Important factors and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to: government appropriations and termination rights contained in our government contracts; risk and impact of potential goodwill and other asset impairments; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; risk and impact of geopolitical events, natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information, and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our continuing emphasis on and shift toward technology-led digital transactions; customer decision-making cycles and lead time for customer commitments; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to modernize our information technology infrastructure and consolidate data centers; our ability to comply with data security standards; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We do not intend to update these forward-looking statements, except as required by law.

CNDT 2019 Annual Report

CONDUENT INCORPORATED
FORM 10-K
December 31, 2019

CNDT 2019 Annual Report

PART I

ITEM 1. BUSINESS

In this Form 10-K, unless the content otherwise dictates, "Conduent", the "Company", "we" or "our" mean Conduent Inc. and its consolidated subsidiaries.

Our Business

As one of the largest business process services companies in the world, Conduent delivers mission-critical services and solutions on behalf of businesses and governments – creating exceptional outcomes for our clients and the millions of people who count on them. Through people, process, expertise in transaction-intensive processing and technology such as analytics and automation, Conduent's services and solutions create value by improving efficiencies, reducing costs and enabling revenue growth. A majority of Fortune 100 companies and over 500 government entities depend on Conduent every day to manage their business processes and essential interactions with their end-users.

Conduent's commercial portfolio includes leading solutions in attractive markets such as end-user customer experience management, transaction processing services, commercial healthcare and human resource and learning services. For example, Conduent is a leading provider of medical bill review. In 2019, Conduent processed over 28 million medical bills and saved customers over $17 billion.

Conduent serves a vast range of the public sector including market leading transportation and government solutions. For example, Conduent’s systems support 11 million traveler transactions per day via electronic tolling and process over 40% of Supplemental Nutrition Assistance Program (SNAP) payments on behalf of government entities.

We create value for our clients through efficient global service delivery combined with a personalized and seamless experience for the end-user. We apply our expertise, technology and innovation to continually modernize our offerings for improved customer and constituent satisfaction and loyalty, increased process efficiency and rapid response to changing market dynamics.

Conduent Incorporated is a New York corporation, organized in 2016. Our common stock began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the NASDAQ Global Select Market (NASDAQ), where it remains listed under the ticker "CNDT".

With approximately 67,000 employees globally as of December 31, 2019, we provide differentiated services to clients spanning medium and large businesses and governments around the world.

In the third quarter of 2019, management and the Board of Directors jointly commenced a strategic and operational review of the Company and each line of business. Each of the lines of business were evaluated across multiple factors including competitive positioning, financial performance, investment needs, market scarcity and execution risk, among others. The Company’s transformation plan and perspective on allocating capital amongst its business units changed as a result of this review.

CNDT 2019 Annual Report

Our Transformation

We continue to focus on transformation and optimization throughout the business. We have seen tremendous optimization from our real estate consolidation efforts. Going forward, we intend to transform the business through an intense focus on Growth, Quality, and Efficiency – utilizing a programmatic, project management approach. We are intent on hiring and organizing top-talent, instituting and instilling processes and investing in and upgrading our technology. We are using a deliberate process that identifies the biggest gaps and then prioritizes actions to ensure success.

•Growth: In 2019, we hired a Chief Revenue Officer and re-organized our sales team. We centralized the sales executives from the business delivery operations. Previously, the sales and delivery organizations were co-mingled. We believe isolating sales executives to a single organization with a sole purpose of selling will enable the team to benefit from increased focus and shared sales knowledge transfer. Additionally, we simplified our go-to-market strategy to align our focus on solution-based selling. We are taking a very client-centric approach to strengthen our relationships, better understand our clients' businesses and proactively respond to or pre-empt our clients' needs. We are examining the entire “sales to service continuum” to improve our performance and have launched a client retention program. We are measuring success in “Growth” through revenue retention and new business signings, among other metrics.

•Quality: In 2019, we continued to improve processes and procedures to address our technology infrastructure and our client delivery. We hired new executive leadership in the technology organization and continued the consolidation process of our data centers. We are also establishing a new and a more centralized command center to boost proactive management and monitoring of infrastructure incidents. We believe these changes will provide stability and a streamlined delivery of services to our clients and their end-users. In addition to optimizing the quality and stability of our service delivery, we continue to invest to upgrade our solutions to enable exceptional outcomes for our clients and their end-users as we work to standardize the service delivery processes. We are measuring success in “Quality” by service level agreement performance, severity 1 outages, and client satisfaction.

•Efficiency: We continue to find ways to reduce costs via increased efficiencies. We are implementing standardized processes and a singular operating model across the business, which we believe will eliminate silos and improve our leadership across the company. We believe greater efficiencies will be driven through simplified, standardized processes and a motivated workforce. We continue to find efficiencies from the ongoing consolidation of our data centers and real estate footprint. We are making steady progress in reshaping our culture and are investing in associate engagement programs as well as improvements to our work environments across our global locations. We are measuring success in “Efficiency” by associate retention and adjusted earnings before interest, depreciation and amortization (EBITDA) margin, among other metrics.

Our Market Opportunity

We estimate our addressable market size in the global business process service industry at over $200 billion in 2019, according to third party industry reports, and we are a leader across several segments of this large, diverse and growing market. Providing business process services is complex and multi-faceted with services that span many industries.

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

The ongoing shift to next-generation software and automation technologies is driving greater demand for, and expectation of, efficiency and personalization by the constituents and customers of the businesses and governments we serve. Addressing these business and operational challenges is necessary for business process services companies to capitalize on these trends. In addition, business process services have the potential to meaningfully enhance productivity for businesses and governments and satisfaction for their customers and constituents.

CNDT 2019 Annual Report

Segments

We organize, manage and report our businesses through three reportable segments (Commercial Industries, Government Services and Transportation), Other operations and Shared IT / Infrastructure & Corporate Costs.

Our Commercial Industries is our largest segment, with $2.4 billion in revenues in 2019, representing 53.4% of our total revenues. Across the Commercial Industries segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and their consumers and employees.

Our Government Services segment revenue for 2019 was $1.3 billion, representing 28.3% of our total revenues. This segment provides government-centric business process services to U.S. federal, state and local governments for public assistance program administration, transaction processing and payment services. Our solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.

Our Transportation segment revenue for 2019 was $0.8 billion, representing 17.5% of our total revenues. This segment provides systems and support, as well as revenue-generating services, to government clients in 25 countries. On behalf of government agencies and authorities in the transportation industry, we deliver mission-critical mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers.

Other represents our divestitures, our Student Loan business, which the Company exited in the third quarter of 2018. In 2019, Other accounted for $38 million or 0.8% of total revenues, which was mainly from the portfolio of select standalone customer care contracts sold in February 2019. Refer to Note 4 – Divestiture to the Consolidated Financial Statements for additional information regarding this sale.

Shared IT / Infrastructure & Corporate Costs includes both normal ongoing IT infrastructure costs and costs related to modernization of a significant portion of our infrastructure with new systems and processes and consolidation of our data centers as part of our transformation initiatives. It also includes costs related to corporate overhead functions and shared real estate costs. These costs are not allocated to the reportable segments. We expect that our transformation initiatives will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations. Refer to Part I, Item 1A – Risk Factors of this Form 10-K for additional information.

We present segment financial information in Note 3 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

Our Service Offerings

Our portfolio of business process services includes a combination of industry-specific and cross-industry services. We have subject matter experts who are responsible for implementing each of these services, delivering service excellence to clients, ensuring best practices to improve cost competitiveness, innovating our next generation offerings and supporting worldwide sales.

Commercial Industries

Our solutions and services include end-user customer experience, transaction processing, commercial healthcare and human resource and learning services.

•End-User Customer Experience (EUCE)
◦We offer a range of services that help our clients support their end-users. This includes in-bound and out-bound call support for both simple and complex transactions, technical support and patient assistance. We also provide multi-channel communication support (both print and digital) across a range of industries.

CNDT 2019 Annual Report

•Transaction Processing Solutions (TP)
◦We help our clients improve communications with their customers and constituents, whether it is on paper, on-line or through other communication channels. By supporting our clients’ customer communication processes, we help our clients deliver a better experience to their customers and operate with improved efficiency and greater effectiveness.

◦We offer a broad array of flexible transaction processing services that include data entry, scanning, image processing, enrollment processing, claims processing, high volume offsite print and mail services and file indexing. Our multi-channel communication capabilities (including secure print, email, text and web) enable the delivery of personalized and targeted communications that are designed to elicit the desired response from customers or other end-users (e.g., on-time bill payment and increased marketing response rates). Our service offerings utilize both proprietary and commercially available third-party technologies, combined with our expertise, to ensure continued quality and innovation for our clients.

◦We also serve clients by managing their critical finance, accounting and procurement processes. Our services include general accounting and reporting, billing and accounts receivable and purchasing, accounts payable and expense management services. We also offer wholesale and retail lockbox services and process auto and mortgage loans in the United States. With a global, dedicated team, we manage the core, end-to-end process areas of finance, accounting and procurement for some of the world’s most recognized brands.

•Commercial Healthcare Services (CH)
◦On behalf of the healthcare industry, we deliver administration, clinical support and medical management solutions across the health ecosystem to reduce costs, increase compliance and enhance utilization, while improving health outcomes and experience for members and patients. Our solutions span: trials, sales, access, adherence and long-term differentiation solutions to pharmaceutical clients; case management, performance management and patient safety for hospital clients; medical bill review, care integration, subrogation and payment integrity solutions to managed care companies; and workers compensation medical bill review, mailroom/data capture and medical management services to claims payers and third-party administrators.

•Human Resource and Learning Services (HRL)
◦We help our clients support their employees at all stages of employment from initial on-boarding through retirement, as well as HSA administration. We offer clients a range of customized advisory, technology and administrative services that improve the ability of employees to manage their benefits, professional development and retirement planning.

◦We also provide clients with a simplified approach to help their employees manage their healthcare costs and accumulate wealth with tax-advantaged accounts. We consolidate administration of all health spending accounts onto one common platform, including HSA, Health Reimbursement Arrangements, Flexible Spending Accounts and Commuter and Dependent Care Accounts. By consolidating and integrating the management of health spending accounts, we help our clients improve benefit enrollment and account opening, consolidate customer service, simplify communications and streamline account funding and management. As of December 31, 2019, we had approximately 1 million active HSA accounts and $2.7 billion of assets under management within our HSA offering.

◦We are a provider of end-to-end learning services, designed to accelerate the productivity and development of our clients’ employees and extended work forces. Our global presence, superior innovation and expertise allow us to deliver performance-based learning services tailored to our clients’ unique strategic business goals. Our offerings include learning strategy and assessment, instructor management and learning administration.

CNDT 2019 Annual Report

Government Services

Our solutions and services include government health services, payment solutions, child support services, and labor workforce and general government solutions.

•Government Healthcare
◦We provide medical management and fiscal agent care management services to Medicaid programs and federally-funded U.S. government healthcare programs in 23 states, Puerto Rico and the District of Columbia. Our services include a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility verification and case management solutions. Our case management solutions make it easy to process and access large volumes of digital data. This can be used to track public health metrics (such as diseases, vitals, and birth defects), perform electronic visit verification, and more. These services help states optimize their costs by streamlining access to care and improve patient health outcomes through population health management, while helping families in need, by improving beneficiary support.

•Payment Solutions
◦With more than $80 billion disbursed annually, we are a leader in government payment disbursements for federally sponsored programs like SNAP, commonly known as food stamps and Women, Infant and Children (WIC) as well as government-initiated cash disbursements such as child support and unemployment. Conduent delivers electronic payments for government services in 33 states, including 106 prepaid debit card programs, 26 Electronic Benefit Transfer (EBT) programs, 13 EBT for WIC programs and 7 Electronic Child Care programs. As part of our payment solutions, we are also a preferred partner to child support enforcement agencies nationwide, we deliver innovative services and solutions to help agencies reduce costs and improve processes.

•State and Local
◦Child Support Services: As a preferred partner to child support enforcement agencies nationwide, we deliver innovative services and solutions to help agencies reduce costs and improve processes. We offer a broad set of child support services, including processing and distributing State Disbursement Units (SDUs), Child support payment cards, child care credentialing and case management, among others, to help states comply with federal standards.

◦Labor, Workforce and Government Solutions: We help agencies streamline onerous, paper-based tasks by turning them into efficient, digital processes. We offer unemployment insurance, workers compensation, parks and recreation, utilities and information technology solutions (such as cloud, hosting, maintenance and operations) to all the 50 U.S. states.

•Federal
◦As a preferred partner to government IT clients, we leverage technology as a key mechanism for improving citizen service and cost savings. Our solutions include: technology infrastructure, application portfolio management, IT consulting, and other IT managed services.

Transportation

On behalf of government agencies and authorities in the transportation industry, we deliver fare collection, violation management, notification, mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers. Our solutions span tolling, transit, photo and parking and commercial vehicle.

•Tolling
◦Our electronic tolling, urban congestion management and mileage-based user solutions help clients keep up with an ever-changing environment and get more travelers where they need to go while generating revenue for much-needed infrastructure improvements. Our solutions include vehicle passenger detection systems, electronic toll collection, automated license plate recognition and congestion management solutions.

CNDT 2019 Annual Report

•Transit
◦For today’s travelers, we aim to make journeys more personalized and convenient while increasing capacity and profitability for authorities and agencies. We combine the latest in fare collection, intelligent mobility so that clients can get the added efficiency of having a single point of contact for all their transit solutions.

•Photo and Parking
◦Curbside Management: We deliver intelligent curbside management systems that simplify parking programs and deliver convenient and hassle-free experience for drivers. Our curbside solutions include citation and permit administration, parking enforcement, and curbside demand management. We collect over $850 million annually for citations and delinquent revenue collections.

◦Public Safety: Public safety is a priority in every community, especially as budgets shrink and populations grow. We provide data analytics, automated photo enforcement and other public safety solutions to make streets and communities safer. One in every four US public safety enforcement systems are implemented by Conduent Transportation.

•Commercial vehicle
◦We provide computer-aided dispatch/automatic vehicle location technology to help customers manage their fleet operations.

Our Strategies

We intend to drive portfolio focus, operating discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments to achieve this mission and purpose. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy. Our differentiated services and solutions improve experiences for millions of people every day.

Specific elements of our strategy include the following:

Portfolio Focus – The industries in which we operate have attractive revenue growth rates, generally in the mid-single digits. We intend to sharpen our focus and expand our business in industries with strong growth and profitability characteristics. We will aim to employ a disciplined approach to portfolio management to complement our competitive strengths and build depth and breadth in our core businesses. Within the Healthcare industry, we leverage our data analytics, differentiated service offerings and industry know-how to continue to service payer, provider and core government healthcare clients. Within the Transportation industry, we leverage our global, end-to-end platforms to continue to deliver seamless travel experiences while providing back-end transaction processing and call center services for government clients globally. Within the Government industry, we leverage our relationships with 41 different states and various government agencies to streamline operations and improve the citizen experience.

Operating Discipline – We continue to invest in our people, processes, and technology to optimize and strengthen our services capabilities. We plan to optimize our services capabilities and strengthen several core areas, including TP and finance and accounting services by building out our services offerings and continuing to improve our competitive strengths. We have divested non-core assets, refocused our business towards higher margin growing segments and consolidated delivery operations to enable greater productivity. Within TP, we continue to build industry-specific service offerings and advance inbound and outbound processing capabilities. Within EUCE, we capitalize on our global scale, cost efficiencies and our ability to provide seamless communications between our clients and their end-users through traditional (e.g., voice) and digital (e.g., web, mobile and Internet of Things) channels. Conduent’s solutions deliver exceptional outcomes for its clients, including:

•$17 billion in medical bill savings,
•$11 billion in child support payments processed more efficiently,
•up to 40% efficiency increase in HR operations, and
•up to 40% improvement in processing costs, while driving higher end-user satisfaction.

CNDT 2019 Annual Report

Sales and Delivery Excellence – We look for the opportunity to exceed expectations and strive to be the best at what we do. Our clients are at the forefront of everything we do. We do our best to make things simple both in the solutions we design and the way we do business. We engage, develop and support our people. We intend to increasingly develop our employees by investing in training, processes and systems to equip them with modern tools that enable them to perform their jobs more efficiently. Furthermore, we plan to strengthen our sales teams through improved and optimized coverage and effective talent management. In 2019, we centralized our sales organization to report under a single Chief Revenue Officer and are investing in providing leadership and coaching to our sales team. The dedication and expertise of our employees have resulted in Conduent serving a majority of Fortune 100 companies, including:

•9 of top 10 health insurers,
•8 of 10 pharma companies,
•6 of top 10 automakers, and
•8 of top 10 U.S. banks.

Innovation complemented by tightly aligned investments – We are thinking about how we invest into the business differently than before. We intend to be disciplined in how we allocate capital and what our investments will fund. We have designated our businesses into three categories, each with a different approach to growing the business.

•Category 1- “Optimize”: The businesses where we will drive optimization are generally areas of significant scale and where we believe that with process optimization, automation, and an investment into the current offerings, we can improve the end-user experience, reduce our cost of delivery, expand our margins, and thus capture additional “share”. We have identified EUCE, TP, Government Services (State, Local and Federal and Payment solutions) as businesses that fit into this category.

•Category 2- “Enhance”: These are businesses where we see the potential to enhance our solutions and market share with modest investment. These tend to have strong client relationships and a long history of servicing the markets we operate in, but legacy technology that needs to be refreshed or modernized. We have identified Government Healthcare services and HRL services as businesses that fit into this category.

•Category 3- “Expand”: These are businesses where we believe opportunities to expand our capabilities may require more meaningful investment, but we see the payback as more significant than the other businesses. These businesses, augmented with new capabilities, perhaps supplemented by modest acquisitions, will address market dynamics and provide additional growth opportunities. We have identified Commercial Healthcare and Transportation as businesses that fit into this category.

Our Competitive Strengths

We possess certain competitive strengths that distinguish us from our competitors, including:

Leadership in attractive growth markets – We are a large player in business process services delivering exceptional outcomes for our clients at an unparalleled scale. Our clients continue to outsource key business processes to improve efficiencies and to accelerate performance and digital transformation. Additionally, clients are moving beyond services for back-office functions in order to drive customer satisfaction and loyalty. The increase in globalization and cost competition continues to accelerate, forcing companies to seek ways to stay ahead of the competition. These factors, along with clients and their customers demanding more personalized, seamless and secure solutions, are collectively driving the ongoing shift to next-generation solutions and services. Through our portfolio of services and solutions, we have reached significant scale in our interactions including:

CNDT 2019 Annual Report

•Healthcare – U.S. healthcare spending is expected to rise from the 17.9% of GDP in 2017 to 19.4% of GDP by 2027and is projected to grow at an average rate of 5.5% per year for 2018-2027. As one of the most regulated industries, healthcare providers must balance increased utilization with heightened complexity and new financial pressures such as government budget challenges to significantly reduce reimbursements, reimbursement penalties for hospital readmissions and a shift from fee-for-service to “value-based” population health management. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving 9 of the top 10 U.S. managed healthcare plans and providing administrative and care management solutions to Medicaid programs and federally funded U.S. government healthcare programs in 23 states, Puerto Rico and the District of Columbia. Two out of every three U.S. insured patients are touched by Conduent. Conduent’s healthcare capabilities have been recognized by NelsonHall, HfS Research and Everest Group.

•Transportation – Traffic congestion continues to increase as urbanization and changing demographics take hold globally. As a result, optimized transportation systems are becoming critical to increase efficiency while maintaining strict safety requirements. Electronic toll collection, public transit and parking all represent key growth drivers as governments at all levels increasingly focus on transportation infrastructure. We are an award-winning innovator in parking management. 46% of U.S. toll services are managed by Conduent and 11 million traveler transactions go through Conduent transportation toll systems daily.

•Transaction Processing – We provide high volume print and mail services, enrollment processing and personalized and targeted marketing and communications to large corporations and are a leading provider in this market with more than 3.6 billion documents captured, indexed and classified annually. We process 89 million invoices annually for our Finance, Accounting and Procurement clients.

Global delivery expertise – Our scale and global delivery network enables us to deliver our proprietary technology, differentiated service offerings and service capabilities expertly to clients around the world. We have operations in 23 countries including India, Philippines, Jamaica, Guatemala, Mexico, Romania, Dominican Republic and several locations within the United States, giving our customers the option for "onshore", "nearshore" or "offshore" outsourced business process services. This global delivery model enables us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2019, 51% of our employees were located in high cost countries and 49% were located in low cost countries.

Differentiated suite of multi-industry service offerings at scale – We manage transaction-intensive processes and work directly with end-users to meet their needs often in real-time. We are unique in our ability to offer our clients these business process services on a large scale and with high quality. Additionally, we are able to leverage our cross-industry services to bring the same scale and quality to our portfolio of industry-specific service offerings, such as healthcare claims management, employee benefits management and public transit fare collection.

Recurring revenue model supported by a loyal, diverse client base – We have a broad and diverse base of clients in countries across geographies and industries, including a majority of the Fortune 100 as well as Fortune 1,000 companies and midsize businesses and governmental entities. Our close client relationships and successful client execution support our stable recurring revenue model and high renewal rates. Excluding our strategic decision not to renew certain contracts and the impact of divestitures, renewal rates for 2019 and 2018 were 81% and 95%, respectively.

CNDT 2019 Annual Report

Competition

Although we encounter competition in all areas of our portfolio, we lead across certain areas of our principal businesses. We compete on the basis of technology, performance, price, quality, reliability, reputation and customer service and support. In the current political environment in the U.S. and other territories, we also consider our "onshore" delivery capacity to be a competitive advantage. We participate in a highly competitive and rapidly evolving market, driven by changes in industry standards and demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Our competitors include:

•Large multinational service providers such as CGI Group, Accenture, Aon Hewitt, Cognizant, Hewlett-Packard Enterprise, Fidelity Information Systems, Bank of America, IBM, Teletech and Teleperformance;
•Traditional Business Process Outsourcing companies such as Genpact, ELX Services, Exela Technologies and WNS Global Services;
•Payroll processing and human capital management providers such as ADP and Paychex;
•Healthcare-focused IT and service solutions providers such as Cerner and Maximus;
•Human resource services providers such as Alight and Willis Towers Watson;
•Health Savings Account administrators such as Health Equity, HSA Bank, and WexHealth;
•U.S. Federal focused government services such as CACI International and DXC Technology;
•Transportation multi-nationals such as Roper/TransCore, Cubic, Kapsch and Verra Mobility; and
•Smaller niche business processing service providers and in-house departments that perform functions that could be outsourced to us.

Sales and Marketing

We market our business process services to both potential and existing clients through our worldwide sales force and our business development team. Additionally, we have dedicated “solution architects” who work with clients to better understand their business requirements and to develop custom-tailored solutions to meet their unique needs.

Our sales and marketing strategy is to go to market by solutions to deliver key industry-specific and cross-industry services and solutions to our clients. We focus on developing new prospects through market research and analysis, demand generation, renewing expiring contracts and leveraging existing client relationships to offer additional services. We leverage our broad, cross-industry service offerings to package solutions through enterprise selling, while maintaining a disciplined approach to pricing and contracting. Our sales efforts typically involve extended selling cycles and our deep domain and industry expertise is critical to winning new business.

Intellectual Property

Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 1,030 patents and pending applications. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. These patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general, no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

In the United States, we own 76 trademarks, which are either registered or applied for, reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third party challenges, or on other grounds. We vigorously enforce and protect our trademarks.

CNDT 2019 Annual Report

People and Culture

We draw on the skills, expertise, and experience of our talented and diverse global workforce to deliver mission-critical services and solutions that drive exceptional client outcomes. We have 67,000 associates in 23 countries working towards a common vision and purpose, with 44% located in North America and the remainder located primarily in our delivery centers in India, Philippines, Jamaica, Guatemala and Mexico.

We believe an engaged and motivated workforce is our most important asset, which is why we are focused on building a workplace where our people can do their best work, feel empowered to innovate and put forth new ideas and solutions and have the tools and resources they need to be successful. We take pride in our ‘One Conduent’ culture, which is underpinned by our core values and leadership and teamwork principles. We place a strong emphasis on teamwork and shared success – and we amplify this unity across our associate base through several programs, including employee volunteerism, diversity and inclusion programs and continuous, open and transparent two-way communication.

Corporate Ethics

We operate according to our ethics and compliance program, which is designed to meet general governance and specific industry and regulatory requirements with a focus on values, culture and performance with integrity. Conduent has a business ethics program, which is overseen by the business ethics office, and a code of business conduct (Code), which serves as the foundation of our business ethics program. The Code sets forth our expectations for ethical leadership, performance of job responsibilities and compliance with company policies and the law. In addition, the Code embodies and reinforces Conduent’s commitment to integrity and helps employees resolve ethics and compliance concerns consistent with operating principles and legal and policy controls. In addition, our employees are required to complete business ethics training annually and we periodically solicit their input to gauge the state of Conduent’s ethical culture and help identify areas for improvement.

Our directors must act in accordance with our Code of Business Conduct and Ethics for Members of the Board; our principal executive officer, principal financial officer and principal accounting officer, among others, must act in accordance with our Finance Code of Conduct; and all of our executives and employees must act in accordance with our Code of Business Conduct. Each of these codes of conduct can be accessed through our website at www.conduent.com/corporate-governance. They are also available to any shareholder who requests them in writing addressed to Conduent Incorporated, 100 Campus Drive Suite 200, Florham Park, NJ 07932, Attention: Corporate Secretary. We will disclose any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics for members of the Board and, our Code of Business Conduct and our Finance Code of Conduct for our officers on our website as promptly as practicable, and consistent with the requirements of applicable U.S. Securities and Exchange Commission (SEC) and NASDAQ rules.

Seasonality

Our revenues can be affected by various factors such as our clients’ demand pattern for our services, which includes peak windows for benefit enrollment and new product launch by clients.

Availability of Company Information

Our internet address is www.conduent.com. In the Investor Information section of our Internet website, you will find our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and any amendments to these reports and statements. We make these documents available as soon as we can after we have filed them with, or furnished them to, the SEC free of charge.

The SEC maintains an internet address (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is nor incorporated by reference in this Form 10-K unless expressly noted.

CNDT 2019 Annual Report

Information about our Executive Officers

The following is a list of the executive officers of Conduent as of February 26, 2020, their current ages, their present positions and the year appointed to their present positions.

Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the by-laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
Clifford Skelton*	64	Chief Executive Officer	2019	2019
Brian J. Webb-Walsh	44	Executive Vice President & Chief Financial Officer	2017	2017
Mario A. Pompeo	50	Vice President & Chief Accounting Officer	2019	2019
Michael Krawitz	50	Executive Vice President, General Counsel & Secretary	2019	2019
Mark Brewer	55	Executive Vice President & President–Public Sector	2019	2019
_____________________________
*Member of Conduent Board of Directors

Each of the officers named above has been an officer or an executive of Conduent or its subsidiaries for less than five years.

Mr. Skelton was appointed Chief Operating Officer of Conduent in June 2019 and Chief Executive Officer of Conduent in August 2019. He served as President of Fiserv Output Solutions from March 2017 to June 2019. Prior to that, Mr. Skelton was the Group President and Chief Information Officer at Fiserv from April 2012 until March 2017. Mr. Skelton also held a variety of leadership roles at companies such as Ally Financial (formerly General Motors Acceptance Corporation) and Bank of America. Mr. Skelton is a former Navy fighter pilot and served in the Navy for over 20 years.

Mr. Webb-Walsh served as the Chief Financial Officer of Xerox Services since January 2016. Prior to this, Mr. Webb-Walsh was Senior Vice President of Finance for the Government Healthcare Group and the Platform Development and Systems Integration Group of Xerox Services. Mr. Webb-Walsh joined Xerox Corporation in 1997 and has held a variety of leadership positions.

Mr. Pompeo previously served as Chief Audit Executive of Conduent since 2017 and was appointed Chief Accounting Officer of Conduent in June 2019. Prior to joining Conduent, Mr. Pompeo was a partner and the National Chief Financial Officer (CFO) Advisory Services Leader at CohnReznick, LLP from 2015 – 2017 and served as Senior Vice President – Finance & CFO of Stuart Weitzman, Inc. from 2013 – 2015. He began his accounting career in the Assurance and Business Advisory Practice of PricewaterhouseCoopers, LLP.

Mr. Michael Krawitz served as Executive Vice President, General Counsel and Secretary since November 2019. Prior to joining Conduent, from June 2015 to November, 2019, Mr. Krawitz was Executive Vice President, General Counsel and Corporate Secretary of insurance services firm York Risk Services Group, a portfolio company of Onex Corp. From 2014 to 2015, he was Chief Legal Officer of Veriteq Corp., a biotech company. From 1999 to 2014, Mr. Krawitz held leadership roles in public and private companies in technology and finance sectors. Mr. Krawitz began his career at Fried Frank and was educated at Cornell University and Harvard Law School.

Mr. Brewer joined Conduent as Executive Vice President & President – Public Sector in June 2019. Prior to joining Conduent, he served as Senior Vice President and Managing Director of Diebold Nixdorf from 2018 to 2019. Prior to that Mr. Brewer was Global Vice President for DXC’s Technology, Enterprise Application and Cloud Businesses from 2016 to 2018. He also held a variety of Senior Executive leadership roles at IBM Corporation for over 20 years, in Europe, Asia and the Americas. Mr. Brewer has served as a member of several boards of global companies, including IBM Australia and Softlayer, and has advised clients and boards around the world on changes that will fundamentally transform their businesses.

CNDT 2019 Annual Report

ITEM 1A. RISK FACTORS

Our government contracts are subject to appropriation of funds, termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, and some of our revenues are derived from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, failures to enact appropriation legislation (e.g., a government "shut-down"), government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt or funding constraints, have result in and in the future could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Additionally, if the government discovers what it considers to be improper or illegal activities or contractual non-compliance (including improper billing or non-compliant performance of contract requirements), we may be subject to various civil and criminal penalties and administrative sanctions, which has occurred in the past and may in the future include termination of contracts, forfeiture of profits, suspension of payments, contractual service penalties, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could materially adversely affect our results of operations and financial condition. Moreover, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

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

CNDT 2019 Annual Report

We rely to a significant extent on third-party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers; if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, our results of operations and financial condition could be materially adversely affected.

Our ability to service our customers and clients and deliver and implement solutions depends to a large extent on third-party providers such as subcontractors, a relatively small number of primary software vendors, software application developers, utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. We have experienced suboptimal performance from an inherited legacy technology vendor, which has caused certain operational challenges and customer delivery performance issues that we have been aggressively addressing. Our results of operations and financial condition have been and in the future may be materially adversely affected and we might incur significant additional liabilities (a) if we are unable to adequately renegotiate these legacy contracts, or (b) if any of our third-party providers (1) do not meet their service level obligations, (2) do not meet our or our clients’ expectations, (3) terminate or refuse to renew their relationships with us, or (4) offer their products to us with less advantageous prices and other terms than previously offered.

Failure to deliver on our contractual obligations properly and on time could materially adversely affect our results of operations and financial condition.

Our business model depends in large part on our ability to retain existing and attract new work from our base of existing clients, as well as on relationships we develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to meet those needs. In order for our business to grow, we must successfully manage the provision of services under our contracts. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, or if we or our subcontractors fail to perform in accordance with contract requirements, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client or obtain new work from other potential clients. In particular, many of our contracts with non-government clients may be terminated by the client, without cause, upon specified advance notice. Accordingly, clients who are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date, which may result in our inability to fully recover our up-front investments. In addition, clients could direct future business to our competitors. We could also trigger contractual credits to clients or a contractual default. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate contract operational costs could result in delays in our contract performance, trigger service level penalties, impair fixed or intangible assets or result in contract profit margins that do not meet our expectations or our historical profit margins.

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

To remain competitive, we must develop services and applications, periodically enhance our existing offerings, remain cost efficient and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.

CNDT 2019 Annual Report

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2019, our goodwill balance was $1.5 billion, which represented 33.3% of total consolidated assets. Refer to Note 8 – Goodwill and Intangible Assets, Net to our Consolidated Financial Statements for additional information about our goodwill impairment.

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

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

•incur or guarantee additional indebtedness or sell disqualified or preferred stock;
•pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;
•make investments or acquisitions;
•sell, transfer or otherwise dispose of certain assets, including accounts receivable;
•create liens;
•enter into sale/leaseback transactions;
•enter into agreements restricting the ability to pay dividends or make other intercompany transfers;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;
•enter into transactions with affiliates;
•prepay, repurchase or redeem certain kinds of indebtedness;
•issue or sell stock of our subsidiaries; and/or
•significantly change the nature of our business.

CNDT 2019 Annual Report

As a result of all of these restrictions, we may be:

•limited in how we conduct our business and pursue our strategy;
•unable to raise additional debt financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

A breach of any of the restrictive covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other of our debt to which a cross-default or cross-acceleration provision applies. Furthermore, under this indebtedness we have pledged our assets as collateral as security for our repayment obligations. If we were unable to repay any amount of this indebtedness when due and payable, the lenders could proceed against the collateral that secures this indebtedness. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness, which could materially adversely affect our results of operations and financial condition.

In addition, our credit facility bears interest at a rate that varies depending on the LIBOR. On July 27, 2017, the UK's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. If LIBOR rates are no longer available, our costs of borrowings under our credit facilities may be negatively impacted, which could have an adverse effect on our results of operations.

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

CNDT 2019 Annual Report

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

Our business may be adversely affected by geopolitical events, natural disasters and other factors that could directly impact certain of our employees, customers and vendors in countries or regions effected by such events and factors.

We have a global workforce and global customers. Our employees and customers in a particular country or region in the world may be impacted as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages, major public health issues, including pandemics (such as the coronavirus); and significant local, national or global events capturing the attention of a large part of the population. If any of these, or any other factors, disrupt a country or region where we have a significant workforce (such as the U.S., India or the Philippines) or customers (such as the U.S. or Europe), or vendors, our business could be materially adversely affected.

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

We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous laws and regulations in the United States (both federal and state) and foreign laws and regulations designed to protect both individually identifiable information and personal health information, including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and the regulations promulgated under HIPPA governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, and the European Union General Data Protection Regulation (GDPR) (effective May 25, 2018), which imposes stringent data protection requirements and significant penalties for noncompliance and has had a significant impact on how we process and handle certain data.

CNDT 2019 Annual Report

Additional laws of the United States and foreign jurisdictions apply to our processing of individually identifiable information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the GDPR and the invalidation of the U.S.-EU Safe Harbor regime have required us to implement alternative mechanisms in order for some of our data flows from Europe to the United States to comply with applicable law. Changes to existing laws, the introduction of new laws in this area or our failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which could materially adversely affect our results of operations and financial condition.

We are subject to laws of the United States and foreign jurisdictions relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and materially adversely affect our results of operations and financial condition.

We process, support and execute financial transactions, and disburse funds, on behalf of both government and commercial customers, often in partnership with financial institutions. This activity includes receiving debit and credit card information, processing payments for and due to our customers and disbursing funds on payment or debit cards to payees of our customers. As a result, we are subject to numerous laws and regulations in the United States (both federal and state) and in foreign jurisdictions, including the Electronic Fund Transfer Act, as amended, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (including the so-called Durbin Amendment), as amended, the Gramm-Leach-Bliley Act (also known as the Financial Modernization Act of 1999), as amended, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT ACT) Act of 2001, as amended. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of certain financial transactions and related support services. These laws are subject to frequent changes, and new statutes and regulations in this area may be enacted at any time. Changes to existing laws, the introduction of new laws in this area or our failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and civil and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions and allegations by our customers, partners and clients that we have not performed our contractual obligations. Any of these could materially adversely affect our results of operations and financial condition.

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

CNDT 2019 Annual Report

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

If unauthorized parties gain physical access to one of our or one of our third-party service providers’ facilities or gain electronic access to our or one of our third-party service providers’ information systems, such access could result in, among other things, unfavorable publicity and significant damage to our brand, governmental inquiry, oversight and possible regulatory action, difficulty in marketing our services, loss of existing and potential customers, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for substantial damages related to the theft or misuse of such information, any of which could materially adversely affect our results of operations and financial condition. Similar consequences may arise if sensitive or confidential information is misdirected, lost or stolen during transmission or transport, or is stolen or misused. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such personal information against "cyber-attacks" and to maintain various systems and data centers for our customers. Often these systems and data centers must be maintained worldwide and on a 24/7 basis. Although we endeavor to ensure that there is adequate backup and maintenance of these systems and centers, we have in the past experienced and in the future could experience service interruptions that could result in curtailed operations and loss of existing and potential customers, which could significantly reduce our revenues and profits in addition to significantly impairing our reputation. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim, each of which could materially adversely affect our results of operations and financial condition and diminish the value of our shares.

In addition, our and our customers’ systems and networks are subject to continued threats of terrorism, which could disrupt our operations as well as disrupt the utilities and telecommunications infrastructure on which our business depends. To the extent any such disruptions were to occur, our business, operating results and financial condition could be materially adversely affected.

CNDT 2019 Annual Report

If we underestimate the scope of work or the costs entailed in performing our contracts, or if we do not fully perform our contracts, our results of operations and financial condition could be materially adversely affected.

In order to stay competitive in our industry, we must keep pace with changing technologies and customer preferences. Many of our contracts require us to design, develop and implement new technological and operating systems for our customers. Many of these systems involve detailed and complex computer source code which must be created and integrated into a working system that meets contract specifications. The accounting for these contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. To varying degrees, each contract type involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. In addition, many of our contracts contain complicated performance obligations, including, without limitation, designing and building new integrated computer systems. These contracts carry potential financial penalties or could result in financial damages or exposures if we fail to properly perform those obligations and have in the past resulted in and in the future could result in our results of operations and financial condition being materially adversely affected.

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

If we are unable to collect our receivables for billed or unbilled services, our results of operations and financial condition could be materially adversely affected.

The profitability of certain of our large contracts depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. Actual losses on client balances could differ from current estimates and, as a result, may require adjustment of our receivables for unbilled services. Our receivables include long-term contracts. Over the course of a long-term contract, our customers’ financial condition may change such that their ability to pay their obligations, and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the federal, state and local governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its project, and the amounts of such recoveries may not meet our expectations or cover our costs. Timely collection of client balances also depends on our ability to complete our contractual commitments (such as our ability to achieve specified milestones in percentage-of-completion contracts) and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our results of operations and financial condition could be materially adversely affected.

CNDT 2019 Annual Report

A decline in revenues from or a loss or failure of significant clients could materially adversely affect our results of operations and financial condition.

Our results of operations and financial condition could be materially adversely affected by the loss or failure of significant clients or any significant reduction in revenue volumes from our significant customers, which has occurred in the past and could occur in the future. Some of our clients are in business sectors which have experienced significant financial difficulties or consolidation, and/or the reduction of volumes or their inability to make payments to us, as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration, nonrenewal or early termination (including termination for convenience) or business or financial failure or deterioration. Economic and political conditions could affect our clients’ businesses and the markets they serve. Competition from other service providers and bringing these services in-house could also be expected to adversely impact out services revenues.

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

The loss of key senior management or the failure to attract and retain necessary technical personnel and qualified subcontractors could materially adversely affect our results of operations and financial condition.

Our success depends, in part, upon key managerial and technical personnel, including our ability to attract and retain additional qualified personnel, as well as qualified subcontractors. The loss of certain key personnel, such as our Chief Executive Officer (CEO), could materially adversely affect our results of operations and financial condition. On May 8, 2019, we announced Ashok Vemuri’s plan to step down as CEO. On August 6, 2019, our Board of Directors transitioned Mr. Vemuri out as CEO and he resigned as a Director. Also, on August 6, 2019, the Board of Directors appointed Clifford Skelton to serve as CEO and as a Director on the Board to fill the vacancy created by Mr. Vemuri’s departure. There is no assurance that we can retain our key managerial personnel, or that we can attract similar employees, in the future.

CNDT 2019 Annual Report

In addition, because we operate in intensely competitive markets, our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified technical personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train and retain sufficient numbers of qualified engineers, technical staff and sales and marketing representatives, or if we are unable to contract with qualified, competent subcontractors, our results of operations and financial condition could be materially adversely affected. Experienced and capable personnel in the services industry remain in high demand, and there is continual competition for their talents. Our ability to renegotiate certain of our legacy third-party contracts which we view as unfavorable, or to improve the service levels we expect from these contracts and third-party providers, is key to our ability to timely, efficiently and profitably deliver our services to our customers. Additionally, we have increased and expect to continue to increase our hiring in geographic areas outside of the United States, which could subject us to increased geopolitical and exchange rate risk. The loss of any key technical employee, the loss of a key subcontractor relationship or our inability to renegotiate or obtain required service levels from legacy and other third-party providers, could materially adversely affect our results of operations and financial condition.

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

CNDT 2019 Annual Report

The Company’s business, operating results and reputation may be negatively impacted by failures or delays in our efforts to modernize our information technology infrastructure and to consolidate to fewer data centers.

We have experienced certain disruptions in our operations and service delivery performance issues as a result of some of our information technology infrastructure that is outdated and needs to be enhanced and updated, which disruptions have adversely impacted client and delivery performance. As a result, we are investing in modernizing a significant portion of our information technology infrastructure with new systems and processes and consolidating our data centers as part of our transformation initiatives. This also includes investments in our data center and networks, enhancement, modernization and consolidation of our IT infrastructure and customer-facing technologies, enhanced cybersecurity and movement to cloud-based technology. We expect that these changes will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations and our service delivery to customers, could result in contractual penalties or damage claims from customers, could occur over a period longer than planned, and could require greater than expected investment and other internal and external resources. It may also take longer to realize the intended favorable benefits from an enhanced technology infrastructure than we expected, or that disruptions may continue to occur while we enhance this infrastructure.

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

In some of our services lines, we are contractually subject to industry data security standards. These industry data security standards include Card Brand (Visa, Mastercard, American Express, Discover and JCB) operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a data security standard applicable to companies that collect, store or transmit payment card data. Another industry standard is the Health Information Trust Alliance (HITRUST) which applies to aspects of the healthcare industry and in addition to other industries. While we are taking steps to achieve future compliance and/or certification for our systems, we may not be compliant now, and in the future we may not be able to maintain compliance with PCI DSS, HITRUST and other applicable industry standards. We are taking steps to achieve compliance and/or certification for our systems, but we cannot assure that these efforts will be successful in the time period required or at all. Any failure to comply fully or materially with PCI DSS, HITRUST and other applicable industry standards now or at any point in the future may provide customers the right to terminate contracts with us or to enforce provisions obligating us to reimburse them for any penalties or costs incurred by them as a result of our non-compliance, or subject us to other fines, penalties, damages or civil liability, each of which could have a material adverse effect on our business, financial condition and results of operations. In addition, failure to meet PCI DSS standards could result in the loss of our ability to accept credit card payments and the failure to meet HITRUST standards could impact our ability to service customers in the healthcare and other industries, both of which could have a material adverse impact on our business, financial condition and results of operations.

CNDT 2019 Annual Report

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

We are potentially subject to various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities laws; governmental and non-governmental entity contracting, servicing and governmental entity procurement laws; intellectual property laws; environmental laws; employment laws; the Employee Retirement Income Security Act of 1974 (ERISA); and other laws, regulations and contractual undertakings, as discussed under Note 16 – Contingencies and Litigation to our Consolidated Financial Statements. If developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or if any of these matters result in an adverse judgment or are settled for significant amounts above any existing accruals, it could materially adversely affect our results of operations and financial condition in the period or periods in which such change in determination, judgment or settlement occurs. There can be no assurances as to the favorable outcome of any claim, lawsuit, investigation or proceeding. It is possible that a resolution of one or more such proceedings, through judgment, settlement or otherwise, could require us to make substantial payments to satisfy judgments, fines or penalties or settlement amounts, any of which could materially adversely affect our results of operations and financial condition. Additionally, the terms of dismissal, settlement, release or other resolution may permit certain claims to be reopened under certain conditions. Claims, lawsuits investigations and proceedings involving the Company could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain services, requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. In addition, it can be very costly to defend litigation and these costs could materially adversely affect our results of operations and financial condition. Refer to Note 16 – Contingencies and Litigation to our Consolidated Financial Statements.

Our results of operations and financial condition may be materially adversely affected by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A portion of our revenues is generated from operations outside the United States. In addition, we maintain significant operations outside the United States. Our results of operations and financial condition could be materially adversely affected by changes in foreign currency exchange rates, as well as by a number of other factors, including, without limitation, changes in economic conditions from country to country, changes in a country’s political conditions, trade controls and protection measures, financial sanctions, licensing requirements, local tax issues, capitalization and other related legal matters. The withdrawal of the United Kingdom from the European Union, and the resulting impact on cross-border transactions and operations between the United Kingdom and the European Union member states, could materially and adversely affect our operations and financial condition. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our Consolidated Financial Statements. If we are unable to effectively hedge these risks, our results of operations and financial condition could be materially adversely affected.

CNDT 2019 Annual Report

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, California, Mexico, Guatemala, the Philippines, Jamaica, Romania and India. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2019 was approximately 6.6 million square feet at an annual operating cost (lease costs and expenses) of approximately $157 million and comprised 206 leased properties and 4 owned properties. We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.

We had 1.8 million square feet of our leased and owned properties that became surplus in 2019 due to the implementation of our strategic transformation program as well as various productivity initiatives to consolidate our real estate footprint. We aggressively managed our surplus properties through early terminations and subleasing of leased properties and the sale of owned properties. As a result, approximately 1.6 million square feet of the surplus property portfolio were resolved as of December 31, 2019. Additional leased and owned properties may become surplus in the future as we continue the strategic transformation program. We are obligated to maintain our leased surplus properties through required contractual lease periods and plan to dispose of or sublease these properties.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 16 – Contingencies and Litigation to the Consolidated Financial Statements in Part II, Item 8 is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CNDT 2019 Annual Report

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

The common stock of Conduent Incorporated began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the NASDAQ, where it remains listed under the ticker "CNDT".

Common Shareholders of Record

Refer to Item 6. Selected Financial Data – Five Years in Review for common shareholders of record at year-end, which is incorporated here by reference.

Conduent Common Stock Dividends

We did not pay any dividends on our common stock in 2019. We intend to retain future earnings for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends on our common stock for the foreseeable future.

Performance Graph

Sales of Unregistered Securities During the Quarter Ended December 31, 2019

None

CNDT 2019 Annual Report

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW
(in millions, except per-share and common shareholders of record data)

	2019	2018	2017	2016	2015
Operations
Revenues	$4,467	$5,393	$6,022	$6,408	$6,662
Income (loss) income from continuing operations(1)	(1,934)	(416)	177	(983)	(336)
Net income (loss)(1)	(1,934)	(416)	181	(983)	(414)
Per-Share Data
Income (loss) from continuing operations
Basic	$(9.29)	$(2.06)	$0.82	$(4.85)	$(1.65)
Diluted	(9.29)	(2.06)	0.81	(4.85)	(1.65)
Net income (loss) attributable to Conduent
Basic	(9.29)	(2.06)	0.84	(4.85)	(2.04)
Diluted	(9.29)	(2.06)	0.83	(4.85)	(2.04)
Financial Position
Working capital	$409	$767	$1,342	$515	$(867)
Total Assets	4,514	6,680	7,548	7,709	9,058
Consolidated Capitalization
Current portion of long-term debt	$50	$55	$82	$28	$24
Long-term debt	1,464	1,512	1,979	1,913	37
Total Debt(2)	1,514	1,567	2,061	1,941	61
Series A preferred stock	142	142	142	142	n/a
Conduent shareholders' equity/former parent investment(3)	1,300	3,222	3,529	3,288	5,162
Total Consolidated Capitalization	$2,956	$4,931	$5,732	$5,371	$5,223
Selected Data and Ratios(4)
Common shareholders of record at year-end(4)	25,660	26,226	26,936	n/a	n/a
Book value per common share(4)	$6.60	$15.68	$16.77	n/a	n/a
Year-end common stock market price(4)	$6.20	$10.63	$16.16	n/a	n/a
Cash dividends paid - preferred stock, $80/per share	$10	$10	$10	$—	$—

__________

(1)The 2019 amounts include goodwill impairment charge of approximately $2.0 billion. Refer to Note 8 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.
(2)Includes finance lease obligations. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies and Note 11 – Debt to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion concerning finance lease obligations.
(3)The amount for 2015 represents former parent company's investments.
(4)Common stock of Conduent Incorporated began trading on the NYSE on January 3, 2017; therefore, selected data and ratios are not available for years prior to 2017. In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to NASDAQ, where it remains listed under the ticker "CNDT".

CNDT 2019 Annual Report

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Revenues	$1,158	$1,112	$1,098	$1,099	$4,467
Costs and Expenses(1)	1,496	2,231	1,112	1,734	6,573
(Loss) Income before Income Taxes	(338)	(1,119)	(14)	(635)	(2,106)
Income tax (benefit) expense	(30)	(90)	2	(54)	(172)
Net (Loss) Income	$(308)	$(1,029)	$(16)	$(581)	$(1,934)

Earnings (Loss) per Share(2):
Basic	$(1.49)	$(4.94)	$(0.09)	$(2.76)	$(9.29)

Diluted	$(1.49)	$(4.94)	$(0.09)	$(2.76)	$(9.29)

2018
Revenues	$1,420	$1,387	$1,304	$1,282	$5,393
Costs and Expenses	1,474	1,333	1,556	1,425	5,788
(Loss) Income before Income Taxes	(54)	54	(252)	(143)	(395)
Income tax (benefit) expense	(4)	43	(15)	(3)	21
Net (Loss) Income	$(50)	$11	$(237)	$(140)	$(416)

Earnings (Loss) per Share(2):
Basic	$(0.26)	$0.05	$(1.16)	$(0.69)	$(2.06)

Diluted	$(0.26)	$0.04	$(1.16)	$(0.69)	$(2.06)
 _________________
(1)First quarter, second quarter, fourth quarter and full year include goodwill impairment charge of $284 million, $1.1 billion, $601 million and approximately $2.0 billion, respectively. Refer to Note 8 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.
(2)The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

CNDT 2019 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Conduent Incorporated. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes in this Form 10-K for the year ended December 31, 2019. This MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.

Overview

With revenues of $4.5 billion, we are a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience.

Headquartered in Florham Park, New Jersey, we have a team of approximately 67,000 people as of December 31, 2019, servicing customers from service centers in 23 countries. In 2019, 10% of our revenue was generated outside the U.S.

Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

We organize and manage our businesses through three reportable segments, Other operations and Shared IT / Infrastructure & Corporate Costs.
•Commercial Industries – Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and their consumers and employees.
•Government Services – Our Government Services segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance, program administration, transaction processing and payment services. Our solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.
•Transportation – Our Transportation segment provides systems and support, as well as revenue-generating services, to government clients. On behalf of government agencies and authorities in the transportation industry, we deliver mission-critical mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers.

Other operations include our divestitures, our Student Loan business, which the Company exited in the third quarter of 2018.

Shared IT / Infrastructure & Corporate Costs includes both normal ongoing IT infrastructure costs and costs related to modernization of a significant portion of our infrastructure with new systems and processes and consolidation of our data centers as part of our transformation initiatives. It also includes costs related to corporate overhead functions and shared real estate costs. These costs are not allocated to the reportable segments. We expect that our transformation initiatives will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. There is a risk, however, that our efforts, plans and transactions related to our strategic and operational review, as well as our modernization efforts and data center consolidations could materially and adversely disrupt our operations. Refer to Part I, Item 1A – Risk Factors of this Form 10-K for additional information.

CNDT 2019 Annual Report

Significant 2019 Actions

•Business Acquisition – In January 2019, we acquired Health Solution Plus, a software provider of healthcare payer administration solutions for a total base consideration of $90 million. This acquisition is part of the Commercial Industries segment. Refer to Note 5 – Business Acquisition to the Consolidated Financial Statements for additional information regarding this acquisition.

•Disposition – In February 2019, we completed the sale of a portfolio of select standalone customer care contracts for $25 million. The business sold represented $36 million and $439 million of revenues in 2019 and 2018, respectively. Refer to Note 4 – Divestiture to the Consolidated Financial Statements for additional information regarding this sale.

•Litigation Settlement – In February 2019, we reached a settlement agreement and release with the State of Texas ("State") and the Texas Department of Health and Human Services, which was amended in May 2019 ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Company was required to pay the State $236 million, of which $118 million was paid in 2019 and the remaining $118 million paid in January 2020. Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding this litigation settlement.

•Goodwill Impairment – During the first quarter of 2019, we recorded a pre-tax impairment charge of $284 million related to our Transportation reporting unit. Also, during the second quarter of 2019, we performed an interim goodwill impairment assessment for all reporting units and recognized a total pre-tax impairment charge of $1.1 billion. No impairment was identified during our annual impairment test performed as of October 1, 2019. Subsequent to completing the annual impairment test, the Company experienced further unanticipated contract losses within the Government Services reporting unit, and as result, management performed a goodwill impairment assessment for this reporting unit as of December 31, 2019 which resulted in a pre-tax impairment charge of $512 million. In addition, in the fourth quarter we recorded an immaterial correction to the impairment charges recorded in the first and second quarters to properly reflect the impact of tax deductible goodwill on the previous impairments as well as the related income tax benefit. The impairment adjustment and related income tax benefit to the first quarter charge for the Transportation reporting unit totaled $20 million and $1 million, respectively. The impairment adjustment and related income tax benefit to the second quarter charge totaled $69 million and $6 million, respectively. The second quarter impairment and income tax benefit adjustments corrected the combined Commercial Industries reporting units by $53 million and $5 million, respectively, and the Government Services reporting unit by $16 million and $1 million, respectively. We believe these adjustments are not material to the current period or any prior period. The cumulative impairment charge for the year ended December 31, 2019 was approximately $2.0 billion. Refer to Note 8 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements and MD&A – Critical Accounting Policies – Goodwill for additional information regarding the goodwill impairment assessment and resulting charges.

Significant 2018 Actions

•Loan Redemption – In July 2018, we redeemed $476 million of our $510 million Senior Notes due 2024 at a premium of $95 million. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information regarding this redemption.

•Dispositions – In 2018, we completed divestitures of: (1) our Commercial Vehicle Operations business; (2) our off-street parking business; (3) our U.S. human resource consulting and actuarial business and the human resource consulting and outsourcing business located in Canada and the United Kingdom; and (4) our local and municipal constituent government software solutions business. The aggregate proceeds for these divestitures was $703 million in cash. The businesses sold represented $304 million and $500 million of 2018 and 2017 revenue, respectively. We recorded a pre-tax gain of $78 million on these divestitures for the year ended December 31, 2018.

CNDT 2019 Annual Report

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

Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Leases

The Company determines if an arrangement is a lease at the inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company accounts for lease and non-lease components separately for its equipment leases, based on the estimated standalone price of each component, and combines lease and non-lease components for its real estate leases. The Company's leases generally do not provide an implicit rate, therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding our lease accounting policies.

Revenue Recognition

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies and Note 2 – Revenue to the Consolidated Financial Statements for additional information regarding our revenue recognition policies.

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

CNDT 2019 Annual Report

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

In 2018, management approved the disposal through sale of certain assets and businesses, which were a mix of Commercial Industries, Government Services and Transportation businesses. This action was taken as a result of our evaluation of these businesses as they represent businesses in markets or with services that we did not see as strategic or core. As of December 31, 2019, all of these businesses have been sold. Refer to Note 4 – Divestiture to the Consolidated Financial Statements for additional information.

Intangible Assets

The fair values of identifiable intangible assets are primarily estimated using an income approach. These estimates include market participant assumptions and require projected financial information, including assumptions about future revenue growth and costs necessary to facilitate the projected growth. Other key inputs include assumptions about technological obsolescence, customer attrition rates, brand recognition, the allocation of projected cash flows to identifiable intangible assets and discount rates. We regularly review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:
•significant underperformance relative to historical or projected future operating results;
•significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
•significant negative industry or economic trends.
When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds the related projected undiscounted cash flows from these assets groups. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge, if any, and thus materially different results of operations.

Goodwill

In January 2017, the FASB issued updated accounting guidance for simplifying the goodwill impairment test. We early adopted this guidance for our goodwill impairment tests performed after January 1, 2017.

Goodwill is not amortized but rather tested for impairment annually, or more frequently if an event or circumstance indicates that impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated adverse events or conditions impacting revenues, cash flows or profitability, unanticipated competitive activities and acts by governments and courts.

CNDT 2019 Annual Report

Application of the interim and annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment of the fair value of each reporting unit. We determined during the first three quarters of 2019 that we had five reporting units (Financial Services & Healthcare (FS&H), Consumer & Industrial (C&I), Europe (together comprising Commercial Industries), Government Services and Transportation). During the fourth quarter of 2019, we changed our reporting units within the Commercial Industries reportable segment to reflect how we currently manage our business. We currently have six reporting units (End-User Customer Experience (EUCE), Transaction Processing (TP), Commercial Healthcare (CH) and Human Resources and Learning Services (HRL) (together comprising Commercial Industries), Government Services and Transportation), which support our three reportable segments.

Interim Goodwill Impairment Evaluation

During the first quarter of 2019, the Transportation reporting unit experienced unanticipated losses of certain customer contracts, lower than expected new customer contracts and higher costs of delivery (all subsequent to February 2019), and as a result, the expected growth of this reporting unit decreased resulting in its fair value being below its carrying value by an estimated $284 million. Accordingly, the Company recorded a pre-tax impairment charge of $284 million for the three months ended March 31, 2019.

In the second quarter of 2019, there were further unanticipated losses of certain customer contracts, lower potential future volumes and lower than expected new customer contracts (all subsequent to May 9, 2019). This led to actual results being below budget and a further downward revision of the long-term forecast across all of the Company’s former reporting units (FS&H, C&I, Europe, Government Services, and Transportation). As a consequence of the business performance and the strategy pivot due to changes in management that occurred in the second quarter of 2019, we lowered our sales outlook, average margin expectation for the future years, and increased our weighted average cost of capital.

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

Annual Goodwill Impairment Evaluation

Our annual quantitative impairment test of goodwill was performed as of October 1, 2019.

In our quantitative test, we estimate the fair value of each reporting unit by weighting the results from the income approach (discounted cash flow methodology) and market approach. These valuation approaches require significant judgment and consider several factors that include, but are not limited to, expected future cash flows, growth rates and discount rates and comparable multiples from publicly traded companies in our industry. In addition, we are required to make certain assumptions and estimates regarding the current economic environment, industry factors and the future profitability of our businesses.

CNDT 2019 Annual Report

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

We believe these assumptions are appropriate and reflect our forecasted long-term business model and consider our historical results as well as the current economic environment and markets that we serve.

Based on our quantitative assessments, we concluded that the fair value of our reporting units exceeded their respective carrying values by approximately $100 million (for all Commercial Industries), $21 million for Government Services and $24 million for Transportation, respectively.

The most significant assumption used in the goodwill analysis relates to the discount rates (ranging from 8.75% to 12.75%) and long-term organic growth rates (ranging from 2.5% to 3.0%) for the reporting units comprising the Commercial Industries, Government Services and Transportation reporting units.

Subsequent to completing the annual impairment test, the Company experienced further unanticipated contract losses within the Government Services reporting unit, and as result, management performed a goodwill impairment assessment for this reporting unit as of December 31, 2019, which resulted in a pre-tax impairment charge of $512 million. In addition, in the fourth quarter we recorded an immaterial correction to the impairment charges recorded in the first and second quarters to properly reflect the impact of tax deductible goodwill on the previous impairments as well as the related income tax benefit. The impairment adjustment and related income tax benefit to the first quarter charge for the Transportation reporting unit totaled $20 million and $1 million, respectively. The impairment adjustment and related income tax benefit to the second quarter charge totaled $69 million and $6 million, respectively. The second quarter impairment and income tax benefit adjustments corrected the combined Commercial Industries reporting units by $53 million and $5 million, respectively, and the Government Services reporting unit by $16 million and $1 million, respectively. We believe these adjustments are not material to the current period or any prior period. The cumulative impairment charge for the year ended December 31, 2019 was approximately $2.0 billion.

Refer to Note 8 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for additional information regarding goodwill by reportable segment.

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

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $309 million and $210 million had valuation allowances of $72 million and $44 million at December 31, 2019 and 2018, respectively.

CNDT 2019 Annual Report

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Reform). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI have been recognized for the year ended December 31, 2019.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $24 million, $20 million and $15 million at December 31, 2019, 2018 and 2017, respectively.

Refer to Note 15 – Income Taxes to the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.

Loss Contingencies

We are currently involved in various claims and legal proceedings. At least quarterly, we review the status of each significant matter and assess its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. These revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position.

Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding loss contingencies.

Recent Accounting Changes

See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for information on accounting standards adopted during the current year, as well as recently issued accounting standards not yet required to be adopted and the expected impact of the adoption of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our consolidated results of operations, financial condition or liquidity, we also discuss the impact in the applicable section(s) of this MD&A.

Other Developments

SEC Rule—FAST Act Modernization and Simplification of Regulation S-K

In March 2019, the SEC adopted amendments to modernize and simplify certain disclosure requirements in Regulation S-K as part of modernization and simplification of Regulation S-K and related rules and forms. The amendments, which, among other things, change the requirements for the content of MD&A and change the process for redacting confidential information in certain exhibits, are intended to improve the readability and navigability of disclosure documents and discourage repetition and disclosure of immaterial information. The final rule became effective May 2, 2019.

The provisions of the rule that have the most significant impact on our disclosures under Regulation S-K and the content of this Form 10-K include: (i) the elimination, where appropriate, of the requirement to include in MD&A a discussion of the earliest year for registrants that provide financial statements covering three years in their filings, as such discussion is already included in prior filings; and (ii) a requirement that registrants identify the location in the prior filing where the omitted discussion can be found.

CNDT 2019 Annual Report

Financial Information

The section below provides a comparative discussion of our consolidated results of operations for the year ended December 31, 2019 and 2018. See Item 7. MD&A–Financial Information in our Annual Report on Form 10-K for the year ended December 31, 2018, for a comparative discussion of our consolidated results of operations between 2018 and 2017.

	Year Ended December 31,		2019 vs. 2018
(in millions)	2019	2018	$ Change	% Change
Revenue	$4,467	$5,393	$(926)	(17)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	3,494	4,182	$(688)	(16)%
Selling, general and administrative (excluding depreciation and amortization)	479	560	$(81)	(14)%
Research and development (excluding depreciation and amortization)	8	11	(3)	(27)%
Depreciation and amortization	459	460	(1)	—%
Restructuring and related costs	71	81	(10)	(12)%
Interest expense	78	112	(34)	(30)%
(Gain) loss on extinguishment of debt	—	108	(108)	(100)%
Goodwill impairment	1,952	—	1,952
(Gain) loss on divestitures and transaction costs	25	42	(17)	(40)%
Litigation costs (recoveries), net	17	227	(210)	(93)%
Other (income) expenses, net	(10)	5	(15)	(300)%
Total Operating Costs and Expenses	6,573	5,788	785

Income (Loss) Before Income Taxes	(2,106)	(395)	(1,711)
Income tax expense (benefit)	(172)	21	(193)
Net Income (Loss)	$(1,934)	$(416)	$(1,518)

Revenue

Revenue for 2019 decreased, compared to the prior year period, mainly due to the impact from divestitures completed in 2019 and 2018, lost business in the Commercial Industries and Government Services segments, price and volume pressure and currency fluctuations. Partially offsetting these declines were increases from the ramp of new business.

Cost of Services (excluding depreciation and amortization)

Cost of services for 2019 decreased, compared to the prior year period, mainly driven by the divestitures completed in 2019 and 2018, reductions in real estate, IT and labor costs from our transformation initiatives, lost business and lower volumes.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

Lower SG&A for 2019, compared to the prior year period, was reflective of divested SG&A expenses, reductions in real estate costs, lower corporate overhead costs and reductions labor costs, including reductions in 401(k) costs.

CNDT 2019 Annual Report

Depreciation and Amortization

Depreciation and amortization for 2019 decreased, compared to the prior year period, primarily due to the divestitures in 2019 and 2018, partially offset by the HSP acquisition and increased capitalized software amortization for new projects placed in service. Refer to Note 5 – Business Acquisition and Note 8 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for additional information regarding the HSP acquisition and our intangible assets, respectively.

Restructuring and Related Costs

We engage in a series of restructuring programs related to downsizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Year Ended December 31,
(in millions, except headcount in whole numbers)	2019	2018
Severance and related costs	$28	$34
Data center consolidation	21	4
Other contractual termination costs	3	37
Asset impairment	15	3
Total Net Current Period Charges	67	78
Consulting and other costs(1)	4	3
Restructuring and Related Costs	$71	$81
Reduction in headcount(2)	1,300	3,300
__________

(1)Represents professional support costs associated with our strategic transformation program.
(2)Relates to headcount reductions worldwide associated with Severance and related costs

Refer to Note 9 – Restructuring Programs and Related Costs to the Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

The decrease in Interest expense for 2019, compared to the prior year period, was driven primarily by lower average debt balances resulting mostly from the tender offer in 2018 and repricing. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information.

(Gain) Loss on Extinguishment of Debt

The loss on extinguishment of debt in 2018 related to the premium paid for the substantial buyback of the 10.5% Senior Notes due 2024. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information.

Goodwill Impairment

The goodwill impairment for 2019 related to the write-down of the carrying values of the reporting units. Refer to Note 8 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements and MD&A–Overview–Significant 2019 Actions–Goodwill Impairment for additional information.

CNDT 2019 Annual Report

(Gain) Loss on Divestitures and Transaction Costs

The loss in 2019 consists of $6 million of changes in estimates related to losses on divestitures, $2 million related to a loss on sale of assets and $17 million of transaction and related costs, $4 million of which related to costs to remediate Payment Card Industry Data Security Standards compliance issues related to the sale of select standalone customer care contracts to Skyview Capital LLC. The loss in 2018 was mainly related to the impairment charge on the anticipated sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC.

Litigation Costs (Recoveries), Net

Net litigation costs for 2019 consist primarily of the recognition of the $13 million discount on the fair value of the Texas litigation liability established in 2018, due to the 2019 acceleration of the payment terms of the settlement. The 2018 expenses were primarily due to the increase in reserves for the Texas litigation and establishment of reserves for the Cognizant terminated contracts.

Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information.

Other (Income) Expenses, Net

Other (income) expenses, net primarily includes foreign currency transaction losses (gains), interest income, the Student Loan business shut-down costs and other deferred compensation investment results.

Income Taxes

The 2019 effective tax rate was 8.2%, compared to (5.3)% for 2018. The 2019 rate was lower than the U.S. statutory rate of 21%, primarily due to the goodwill impairment charge being partially non-deductible for tax and the geographic mix of income, partially offset by U.S. federal tax credits and tax benefits recognized on the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC. The 2018 rate was lower than the U.S. statutory tax rate of 21%, primarily due to pre-tax loss and tax from the divestitures, partially offset by U.S. foreign tax credits.

Excluding the impact of goodwill impairment, divestitures, the Texas litigation reserve, amortization and restructuring, the normalized effective tax rate for 2019 was 30.0%. The normalized effective tax rate of 25.1% for 2018, was predominantly impacted by the exclusion of divestitures, the Texas litigation reserve, the loss on extinguishment of debt, amortization, restructuring and divestiture related costs.

CNDT 2019 Annual Report

Operations Review of Segments

Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

We organize and manage our businesses through three reportable segments (Commercial Industries, Government Services and Transportation), Other operations and Shared IT / Infrastructure & Corporate Costs.

The section below provides a comparative discussion of our financial performance by segment between the year ended December 31, 2019 and 2018. See Item 7. MD&A–Operations Review of Segment in our Annual Report on Form 10-K for the year ended December 31, 2018, for a comparative discussion of our consolidated results of operations between 2018 and 2017.

(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
Year Ended Dec 31, 2019				Divestitures	Other
Total Revenue	$2,385	$1,263	$781	$36	$2	$—	$4,467
Segment profit (Loss)	$448	$394	$120	$1	$—	$(690)	$273
Adjusted EBITDA	$542	$423	$157	$1	$—	$(629)	$494

% of Total Revenue	53.4%	28.3%	17.5%	0.8%	—%	—%	100.0%
Adjusted EBITDA Margin	22.7%	33.5%	20.1%	2.8%	—%	—%	11.1%

Year Ended Dec 31, 2018
Total Revenue	$2,550	$1,351	$729	$752	$11	$—	$5,393
Segment profit (Loss)	$501	$424	$113	$98	$(19)	$(695)	$422
Adjusted EBITDA	$598	$451	$149	$105	$(16)	$(647)	$640

% of Total Revenue	47.3%	25.1%	13.5%	13.9%	0.2%	—%	100.0%
Adjusted EBITDA Margin	23.5%	33.4%	20.4%	14.0%	(145.5)%	—%	11.9%

Commercial Industries Segment

Revenue

Commercial Industries revenue for 2019 decreased, compared to the prior year period, primarily driven by contract losses, volume pressure, price pressure upon renewals, strategic exits and currency fluctuations. These losses were partially offset by revenue from new contracts.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for 2019, compared to the prior year period, were mainly driven by the overall revenue declines, partially offset by reductions in labor, IT and real estate costs from our transformation initiatives.

Government Services Segment

Revenue

Government Services revenue for 2019 decreased, compared to the prior year period, primarily driven by contract losses and pricing and scope changes associated with a large renewal. These declines were partially offset by ramp of new business.

CNDT 2019 Annual Report

Segment Profit and Adjusted EBITDA

Decreases in the Government Services segment profit and adjusted EBITDA margin for 2019, compared to the prior year period, were mainly driven by lower revenue, partially offset by lower IT and delivery costs.

Transportation Segment

Revenue

Transportation revenue for 2019 increased, compared to the prior year period, primarily driven by ramp of new business and volume increases.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin for 2019 increased, compared to the prior year period, mainly driven by increased revenue and reduced IT platform spend.

Other

Revenue

Other revenue for 2019 decreased, compared to the prior year period, driven mainly by the divestitures completed in 2018 and 2019 and the run-off of our Student Loan Services business.

Segment Profit (Loss) and Adjusted EBITDA

Decreases in Other segment profit and adjusted EBITDA for 2019, compared to the prior year period, were primarily due to divestitures completed in 2019 and 2018 and the run-off of our Student Loan Services business.

Shared IT / Infrastructure & Corporate Costs

Improvements in Shared IT/Infrastructure and Corporate costs for 2019, compared to the prior year period, were mainly due to reductions in corporate overhead costs.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts. The amounts in the following table exclude divestitures.

	Year Ended December 31,		2019 vs. 2018
(in millions)	2019	2018	$ Change	% Change
New business TCV	$996	$1,598	$(602)	(38)%
Renewals TCV	2,230	3,847	(1,617)	(42)%
Total Signings	$3,226	$5,445	$(2,219)	(41)%

Annual recurring revenue signings(1)	$281	$365	$(84)	(23)%
Non-recurring revenue signings(2)	$166	$234	$(68)	(29)%
___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

CNDT 2019 Annual Report

Signings for the 2019 decreased, compared to the prior year, primarily due to sales headcount challenges and market positioning.

Renewal Rate

Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.

Excluding our strategic decision not to renew certain contracts, renewal rates for 2019 and 2018 were 81% and 95%, respectively. A large part of the decline was attributable to the loss of our California Medicaid contract.

Capital Resources and Liquidity

As of December 31, 2019 and 2018, total cash and cash equivalents were $496 million (of which approximately $124 million was cash in foreign locations) and $756 million (of which approximately $100 million was cash in foreign locations), respectively. The Company also has a $750 million revolving line of credit for its various cash needs, of which $83 million has been utilized for letters of credit as of December 31, 2019.

As of December 31, 2019, there were $1.5 billion outstanding borrowings under our Credit Agreement of which $50 million was due within one year. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional debt information.

In January 2019, we acquired Health Solution Plus, a software provider of healthcare payer administration solutions for a total base consideration of $90 million. This acquisition is part of the Commercial Industries segment. Refer to Note 5 – Business Acquisition to the Consolidated Financial Statements for additional information regarding this acquisition.

In February 2019, we reached a settlement agreement and release with the State of Texas ("State") and the Texas Department of Health and Human Services, which was amended in May 2019 ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Company was required to pay the State $236 million, of which $118 million was paid in 2019 and the remaining $118 million paid in January 2020. Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding this litigation settlement.

Refer to the Capital Market Activity section below for additional information regarding our capital activity.

Cash Flow Analysis

The following summarizes our cash flows for the three years ended December 31, 2019, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,		Change
(in millions)	2019	2018	2019 vs. 2018
Net cash provided by (used in) operating activities	$132	$283	$(151)
Net cash provided by (used in) investing activities	(310)	460	(770)
Net cash provided by (used in) financing activities	(85)	(637)	552

Operating Activities

The decrease in cash generated from operating activities of $151 million, compared to the prior year period, was primarily attributable to $131 million of payments for the Texas and other litigation and lower adjusted EBITDA of $146 million, partially offset by lower cash income tax payments of $62 million, lower restructuring payments of $14 million and other working capital improvements of $50 million.

CNDT 2019 Annual Report

Investing Activities

The increase in cash used in investing activities of $770 million, compared to the prior year period, was primarily due to the absence of the proceeds from the divestitures and asset sales in 2018, the acquisition of HSP and increased spending for capital expenditures related to modernizing our IT infrastructure for both customer-facing and internal functions in 2019.

Financing Activities

The decrease in cash used in financing activities for 2019, compared to the prior year period, was related to lower debt repayments.

Sales of Accounts Receivable

The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the years ended December 31, 2019, 2018 and 2017 was $51 million, $23 million and $(3) million, respectively. The net impact from the sales of accounts receivable represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of: (i) collections prior to the end of the year and (ii) currency.

Capital Market Activity

On June 28, 2018, the Company entered into Amendment No. 3 (Amendment) to the December 7, 2016 Credit Agreement and in July 2018, the Company redeemed $476 million of its $510 million 10.5% Senior Notes due 2024.

Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information on both Amendment No. 3 and the partial redemption of the Senior Notes.

Financial Instruments

Refer to Note 12 – Financial Instruments to the Consolidated Financial Statements for additional information.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

At December 31, 2019, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2020	2021	2022	2023	2024	Thereafter
Total debt, including finance lease obligations(1)	$50	$84	$571	$800	$34	$—
Interest on debt(2)	76	73	63	37	4	1
Minimum operating lease commitments(3)	106	79	57	36	28	62
Estimated Purchase Commitments(4)	80	20	3	2	1	—
Total	$312	$256	$694	$875	$67	$63
_______________
(1)Total debt represents principal debt and finance leases. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information regarding debt.
(2)Represents interest on debt. Refer to Note 11 – Debt in the Consolidated Financial Statements for additional information.
(3)Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information.
(4)Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

The table above does not include the amounts payable under the Texas Agreement. Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information.

CNDT 2019 Annual Report

Other Contingencies and Commitments

As more fully discussed in Note 16 – Contingencies and Litigation to the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In addition, refer to the preceding table for the Company's contractual cash obligations and other commercial commitments and Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding contingencies, guarantees and indemnifications.

CNDT 2019 Annual Report

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

Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 12 – Financial Instruments to the Consolidated Financial Statements for additional discussion on our financial risk management.

Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2019, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2019. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2019 would have an impact on our cumulative translation adjustment portion of equity of approximately $32 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $320 million at December 31, 2019.

Interest Rate Risk Management

The consolidated weighted-average interest rates related to our total debt for 2019 approximated 3.42% for Term A Loan due 2021, 5.48% for Term B Loan due 2023, 10.91% for Senior Notes due 2024 and 4.79% for finance lease obligations. As of December 31, 2019, $1,505 million of our total debt of $1,539 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2019, a 10% increase in market interest rates would decrease the fair values of such financial instruments by approximately $4 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by approximately $6 million.

CNDT 2019 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Conduent Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conduent Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

CNDT 2019 Annual Report

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,502 million as of December 31, 2019. The goodwill associated with the Commercial Industries reportable segment, Government Services reportable segment and Transportation reporting segment was $821 million, $621 million and $60 million, respectively. Management tests goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. As disclosed by management, the annual quantitative impairment test of goodwill was performed as of October 1, 2019. Impairment testing for goodwill is done at the reporting unit level. The fair value of reporting units is determined using a combination of both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis based upon the forecasted future business results of reporting units. The market approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. In Q1 and Q2 2019, the Company experienced unanticipated losses of certain customer contracts, lower potential future volumes, lower than expected new customer contracts and higher costs of delivery. This led to actual results being below budget and a further downward revision of the long-term forecast across all the Company's reporting units (Financial Services & Healthcare, Consumer & Industrial, Europe (together comprising Commercial Industries), Government Services, and Transportation). As a consequence of the business performance and the strategy pivot due to changes in management that occurred in the second quarter, the Company lowered its sales outlook, average margin expectation for future years, and increased its weighted average cost of capital. Based upon the events that occurred during Q1 and Q2 2019, management performed interim goodwill impairment assessments for all its reporting units which resulted in a pre-tax impairment charge of $284 million in Q1 and approximately $1.1 billion in Q2. No impairment was identified during the annual impairment test performed as of October 1, 2019. Subsequent to completing the annual impairment test, the Company experienced further unanticipated contract losses within the Government Services reporting unit, and as result, management performed a goodwill impairment assessment for this reporting unit as of December 31, 2019 which resulted in a pre-tax impairment charge of $512 million. As disclosed by management, the most significant assumptions used in the goodwill analysis relate to the long-term organic growth rates as well as the discount rates.

CNDT 2019 Annual Report

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are that there was significant judgment by management when determining the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate management’s cash flow projections, including significant assumptions related to the long-term organic growth rates and the discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s goodwill impairment assessment, including controls over the determination of the fair value of the Company’s reporting units. These procedures also included, among others, testing management’s process for determining the fair value estimate; evaluating the appropriateness of the discounted cash flow analysis; testing the completeness, accuracy and relevance of underlying data used in the estimate; and evaluating the significant assumptions used by management, including the long-term organic growth rates and the discount rates. Evaluating management’s assumptions related to the long-term organic growth rates involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of each reporting unit, (ii) the consistency with external market and industry data and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analysis and certain significant assumptions, including the discount rates.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 26, 2020

We have served as the Company’s auditor since 2016.

CNDT 2019 Annual Report

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

/s/ CLIFFORD SKELTON	/s/ BRIAN WEBB-WALSH	/s/ MARIO A. POMPEO
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

CNDT 2019 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2019	2018	2017
Revenue	$4,467	$5,393	$6,022
Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	3,494	4,182	4,730
Selling, general and administrative (excluding depreciation and amortization)	479	560	611
Research and development (excluding depreciation and amortization)	8	11	12
Depreciation and amortization	459	460	495
Restructuring and related costs	71	81	101
Interest expense	78	112	137
(Gain) loss on extinguishment of debt	—	108	—
Goodwill impairment	1,952	—	—
(Gain) loss on divestitures and transaction costs	25	42	(42)
Litigation costs (recoveries), net	17	227	(11)
Separation costs	—	—	12
Other (income) expenses, net	(10)	5	(7)
Total Operating Costs and Expenses	6,573	5,788	6,038
Income (Loss) Before Income Taxes	(2,106)	(395)	(16)
Income tax expense (benefit)	(172)	21	(193)
Income (Loss) From Continuing Operations	(1,934)	(416)	177
Income (loss) from discontinued operations, net of tax	—	—	4
Net Income (Loss)	$(1,934)	$(416)	$181
Basic Earnings (Loss) per Share:
Continuing operations	$(9.29)	$(2.06)	$0.82
Discontinued operations	—	—	0.02
Total Basic Earnings (Loss) per Share	$(9.29)	$(2.06)	$0.84
Diluted Earnings (Loss) per Share:
Continuing operations	$(9.29)	$(2.06)	$0.81
Discontinued operations	—	—	0.02
Total Diluted Earnings (Loss) per Share	$(9.29)	$(2.06)	$0.83

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2019 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2019	2018	2017
Net Income (Loss)	$(1,934)	$(416)	$181
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	3	(31)	35
Reclassification of currency translation adjustments on divestitures	15	42	—
Reclassification of divested benefit plans and other	(1)	62	—
Unrecognized gains (losses), net	1	1	2
Changes in benefit plans, net	—	—	(5)
Other Comprehensive Income (Loss), Net	18	74	32

Comprehensive Income (Loss), Net	$(1,916)	$(342)	$213
__________
(1)All amounts are net of tax. Tax effects were immaterial. Refer to Note 19 – Other Comprehensive Income (Loss) for information about pre-tax amounts.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2019 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2019	2018
Assets
Cash and cash equivalents	$496	$756
Accounts receivable, net	652	782
Assets held for sale	—	15
Contract assets	155	177
Other current assets	283	234
Total current assets	1,586	1,964
Land, buildings and equipment, net	342	328
Operating lease right-of-use assets	271	—
Intangible assets, net	426	651
Goodwill	1,502	3,408
Other long-term assets	387	329
Total Assets	$4,514	$6,680
Liabilities and Equity
Current portion of long-term debt	$50	$55
Accounts payable	198	230
Accrued compensation and benefits costs	174	193
Unearned income	108	112
Liabilities held for sale	—	40
Other current liabilities	647	567
Total current liabilities	1,177	1,197
Long-term debt	1,464	1,512
Deferred taxes	111	327
Operating lease liabilities	229	—
Other long-term liabilities	91	280
Total Liabilities	3,072	3,316

Contingencies (See Note 16)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,890	3,878
Retained earnings (deficit)	(2,185)	(233)
Accumulated other comprehensive loss	(407)	(425)
Total Equity	1,300	3,222
Total Liabilities and Equity	$4,514	$6,680

Shares of common stock issued and outstanding	211,511	211,306
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2019 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(1,934)	$(416)	$181
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	459	460	495
Contract inducement amortization	3	3	2
Goodwill impairment	1,952	—	—
Deferred income taxes	(220)	(75)	(230)
(Gain) loss from investments	(4)	(2)	(10)
Amortization of debt financing costs	7	11	9
(Gain) loss on extinguishment of debt	—	108	—
(Gain) loss on divestitures and transaction costs	25	42	(42)
Stock-based compensation	24	38	40
Allowance for doubtful accounts	3	—	(1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	107	133	32
(Increase) decrease in other current and long-term assets	(14)	(111)	(32)
Increase (decrease) in accounts payable and accrued compensation	(32)	(56)	(49)
Increase (decrease) in restructuring liabilities	10	8	34
Increase (decrease) in other current and long-term liabilities	(257)	161	(125)
Net change in income tax assets and liabilities	3	(17)	11
Other operating, net	—	(4)	(15)
Net cash provided by (used in) operating activities	132	283	300
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(148)	(179)	(96)
Proceeds from sale of land, buildings and equipment	2	13	33
Cost of additions to internal use software	(67)	(45)	(36)
Proceeds from investments	—	1	117
Payments for acquisitions, net of cash acquired	(90)	—	—
Proceeds from divestitures and sale of assets, net of cash	—	675	56
Payments from divestitures, including cash sold	(7)	—	—
Other investing, net	—	(5)	—
Net cash provided by (used in) investing activities	(310)	460	74
Cash Flows from Financing Activities:
Proceeds on long-term debt	—	—	306
Debt issuance fee payments	—	(3)	(8)
Payments on debt	(54)	(519)	(241)
Premium on debt redemption	—	(95)	—
Net payments to former parent company	—	—	(161)
Taxes paid for settlement of stock based compensation	(21)	(10)	(5)
Dividends paid on preferred stock	(10)	(10)	(10)
Other financing	—	—	(5)
Net cash provided by (used in) financing activities	(85)	(637)	(124)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(8)	1
Increase (decrease) in cash, cash equivalents and restricted cash	(260)	98	251
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	765	667	416
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$505	$765	$667
 ___________
(1)Includes $9 million of restricted cash as of each of the years December 31, 2019, 2018 and 2017, that was included in Other current assets on their respective Consolidated Balance Sheets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2019 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Conduent Shareholders’ Equity
Balance at December 31, 2016	$2	$3,812	$—	$(526)	$3,288
Cash dividends paid - preferred stock, $80/per share	—	—	(10)	—	(10)
Stock option and incentive plans, net	—	38	—	—	38
Comprehensive Income (Loss):
Net Income (Loss)	—	—	181	—	181
Other comprehensive income (loss), net	—	—	—	32	32
Total Comprehensive Income (Loss), Net	—	—	181	32	213
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$3,529
Cash dividends paid - preferred stock, $80/per share	—	—	(10)	—	(10)
Cumulative impact of adopting the new revenue standard	—	—	17	—	17
Reclassification of amounts impacted by Tax Reform	—	—	5	(5)	—
Stock option and incentive plans, net	—	28	—	—	28
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(416)	—	(416)
Other comprehensive income (loss), net	—	—	—	74	74
Total Comprehensive Income (Loss), Net	—	—	(416)	74	(342)
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$3,222
Cash dividends paid - preferred stock, $80/per share	—	—	(10)	—	(10)
Cumulative impact of adopting the new lease standard	—	—	(8)	—	(8)
Stock option and incentive plans, net	—	12	—	—	12
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(1,934)	—	(1,934)
Other comprehensive income (loss), net	—	—	—	18	18
Total Comprehensive Income (Loss), Net	—	—	(1,934)	18	(1,916)
Balance at December 31, 2019	$2	$3,890	$(2,185)	$(407)	$1,300
 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2019 Annual Report

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

The Company has evaluated subsequent events through February 26, 2020. Subsequent events are disclosed throughout the Notes to these Consolidated Financial Statements.

Conduent Incorporated is a New York corporation, organized in 2016. Our common stock began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the NASDAQ Global Select Market (NASDAQ), where it remains listed under the ticker "CNDT".

Use of Estimates

We prepared the Consolidated Financial Statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to the intangible and long-lived assets, valuation of goodwill, contingencies and litigation and income taxes. Our estimates are based on management's best knowledge of current events, historical experience, and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

CNDT 2019 Annual Report

New Accounting Standards

Credit Losses: In June 2016, the FASB updated the accounting guidance related to measurement of credit losses on financial instruments, which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The guidance replaces the incurred loss model with an expected loss model referred to as current expected credit loss (CECL). The CECL model requires us to measure lifetime expected credit losses for financial instruments held at the reporting date using historical experience, current conditions and reasonable supportable forecasts. The guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company has determined, after gathering data and developing models, that the adoption of the new standard will not have any material impact on its Consolidated Financial Statements.

Recently Adopted Accounting Standards

Leases: The Company adopted the new lease guidance as of January 1, 2019, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are, or contain, leases, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient. Additionally, the Company has elected not to include short-term leases, with a term of 12 months or less, on its Consolidated Balance Sheets.

The impact of adopting this new guidance included the establishment of Operating lease right-of-use (ROU) assets of $387 million, an increase to Other current liabilities of $103 million, a decrease to Other long-term liabilities of $21 million, the establishment of Operating lease liabilities of $316 million and a net decrease to opening retained earnings (deficit) of $8 million, as of January 1, 2019. The adoption did not have an impact on the Company’s Consolidated Statements of Income (Loss) or Consolidated Statements of Cash Flows.

Summary of Accounting Policies

Leases
The Company determines if an arrangement is a lease at the inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company has operating and finance leases for real estate and equipment. Operating leases are included in Operating lease ROU assets, Other current liabilities, and Operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in Land, buildings and equipment, net, Current portion of long-term debt, and Long-term debt in our Consolidated Balance Sheets.

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

CNDT 2019 Annual Report

The components of lease costs were as follows:

(in millions)	Year Ended December 31, 2019
Finance Lease Costs:
Amortization of right of use assets	$10
Interest on lease liabilities	1
Total Finance Lease Costs	$11
Operating lease costs:
Base rent	$112
Short-term lease costs	12
Variable lease costs(1)	30
Sublease income	(7)
Total Operating Lease Costs	$147
__________
(1)Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

Supplemental cash flow information related to leases was as follows:

(in millions)	Year Ended December 31, 2019
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$137
Operating cash flows from finance leases	1
Total Cash Flow from Operating Activities	$138

Financing cash flow from finance leases	$11

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$32
Finance leases	$2

Supplemental balance sheet information related to leases was as follows:

(in millions)	December 31, 2019
Operating lease assets:
Operating lease right-of-use assets	$271
Operating lease liabilities:
Other current liabilities	$91
Operating lease liabilities	229
Total Operating Lease Liabilities	$320

Finance lease assets:
Land, buildings and equipment, net	$14
Finance lease liabilities:
Current portion of long-term debt	$7
Long-term debt	10
Total Finance Lease Liabilities	$17

CNDT 2019 Annual Report

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

The weighted average remaining lease terms for operating and finance leases at December 31, 2019, were 5 years and 3 years, respectively.

Maturities of operating lease liabilities were as follows:

December 31, 2019
(in millions)	Operating Lease Payments
2020	$106
2021	79
2022	57
2023	36
2024	28
Thereafter	62
Total undiscounted operating lease payments	368
Less imputed interest	48
Present value of operating lease liabilities	$320

Maturities of finance lease liabilities were as follows:

December 31, 2019
(in millions)	Finance Lease Payments
2020	$7
2021	6
2022	4
2023	1
2024	—
Thereafter	—
Total undiscounted finance lease payments	18
Less imputed interest	1
Present value of finance lease liabilities	$17

As of December 31, 2019, the Company had entered into additional operating lease agreements for real estate of $15 million, which have not commenced and have not been recognized on the Company's Consolidated Balance Sheet. These operating leases are expected to commence in 2020 with lease terms of 3 to 10 years.

CNDT 2019 Annual Report

Under the previous lease accounting guidance, future minimum operating lease commitments that have initial or remaining non-cancelable lease term in excess of one year at December 31, 2018 were as follows:

December 31, 2018
(in millions)	Operating Lease Payments
2019	$153
2020	113
2021	78
2022	53
2023	33
Thereafter	76
Total minimum operating lease payments	$506

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, including money market funds and investments with original maturities of three months or less.

Receivable Sales

In 2019, 2018 and 2017, the Company sold certain accounts receivable and derecognized the corresponding receivable balance. Refer to Note 6 – Accounts Receivable, Net for more details on our receivable sales.

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

In 2018, management approved the disposal through sale of certain assets and businesses. This action was taken as a result of the Company's strategic evaluation of these businesses. As of December 31, 2018, one of these businesses remained unsold and qualified as assets held for sale and we reclassified $15 million to assets held for sale and $40 million to liabilities held for sale.

Refer to Note 4 – Divestiture for further discussion.

CNDT 2019 Annual Report

Land, Buildings and Equipment

Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Significant improvements are capitalized and maintenance and repairs are expensed when incurred.

Refer to Note 7 – Land, Buildings, Equipment and Software, Net for further discussion.

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

Refer to Note 7 – Land, Buildings, Equipment and Software, Net for further information.

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

In January 2017, the FASB issued updated accounting guidance for simplifying the goodwill impairment test. We early adopted this guidance for our goodwill impairment tests performed after January 1, 2017. We test goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. Impairment testing for goodwill is done at the reporting unit level. We determined the fair value of our reporting units utilizing a combination of both an Income Approach and a Market Approach. The Income Approach utilizes a discounted cash flow analysis based upon the forecasted future business results of our reporting units. The Market Approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Refer to Note 8 – Goodwill and Intangible Assets, Net for further information.

Other Intangible Assets

Other intangible assets primarily consist of assets acquired through business combinations, including installed customer base and distribution network relationships, patents and trademarks. Other intangible assets are amortized on a straight-line basis over their estimated economic lives unless impairment is identified.

Refer to Note 8 – Goodwill and Intangible Assets, Net for further information.

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

CNDT 2019 Annual Report

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Reform). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI were recognized for the year ended December 31, 2019.

Refer to Note 15 – Income Taxes for further discussion.

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

Revenue Recognition

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

CNDT 2019 Annual Report

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

Refer to Note 2 – Revenue for further discussion.

CNDT 2019 Annual Report

Note 2 – Revenue

Disaggregation of Revenue

In 2019, the Company changed how it presents its disaggregated revenue by major service offering to reflect how the Company currently manages its businesses. All prior periods presented have been revised to reflect this change.

These changes have no impact on disaggregated revenue by reportable segment or the timing of revenue recognition.

The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segments. Refer to Note 3 – Segment Reporting for additional information on the Company's reportable segments.

	Year Ended December 31,
(in millions)	2019	2018
Commercial Industries:
End-user customer experience	$669	$710
Transaction processing	595	651
Commercial healthcare	519	510
Human resource and learning services	602	679
Total Commercial Industries	2,385	2,550
Government Services:
Government healthcare	680	731
Payment solutions	292	321
State and local	235	245
Federal	56	54
Total Government Services	1,263	1,351
Transportation:
Tolling	327	300
Transit	254	226
Photo and parking	190	188
Commercial vehicle	10	15
Total Transportation	781	729
Other:
Divestitures	36	752
Education	2	11
Total Other	38	763
Total Consolidated Revenue	$4,467	$5,393

Timing of Revenue Recognition:
Point in time	$144	$142
Over time	4,323	5,251
Total Revenue	$4,467	$5,393

The Company's contracts with customers are broadly similar in nature throughout the Company's major service offerings. The following is a description of the major service offerings:

End-User Customer Experience: The Company offers a range of services that help its clients support their end-users. This includes in-bound and out-bound call support for both simple and complex transactions, technical support and patient assistance. The Company also provides multi-channel communication support (both print and digital) across a range of industries.

CNDT 2019 Annual Report

Transaction Processing: The Company helps its clients improve communications with their customers and constituents, whether it is on paper, on-line or through other communication channels. The Company also offers a broad array of flexible transaction processing services that include data entry, scanning, image processing, enrollment processing, claims processing, high volume offsite print and mail services and file indexing. The Company serves clients by managing their critical finance, accounting and procurement processes. These services include general accounting and reporting, billing and accounts receivable and purchasing, accounts payable and expense management services. The Company also offers wholesale and retail lockbox services and process auto and mortgage loans in the United States.

Commercial Healthcare: On behalf of the healthcare industry, the Company delivers administration, clinical support and medical management solutions across the health ecosystem to reduce costs, increase compliance and enhance utilization, while improving health outcomes and experience for members and patients. The Company's solutions span: trials, sales, access, adherence and long-term differentiation solutions to pharmaceutical clients; case management, performance management and patient safety for hospital clients; medical bill review, care integration, subrogation and payment integrity solutions to managed care companies; and workers compensation medical bill review, mailroom/data capture and medical management services to claims payers and third-party administrators.

Human Resource and Learning Services: The Company helps its clients support their employees at all stages of employment from initial on-boarding through retirement as well as health savings account (HSA) administration. The Company offers clients a range of customized advisory, technology and administrative services that improve the ability of employees to manage their benefits, professional development and retirement planning. Also, the Company provides clients with a simplified approach to help their employees manage their healthcare costs and accumulate wealth with tax-advantaged accounts, as well as end-to-end learning services, designed to accelerate the productivity and development of its clients’ employees and extended work forces. The Company's global presence, superior innovation and expertise allow it to deliver performance-based learning services tailored to its clients’ unique strategic business goals. Offerings include learning strategy and assessment, instructor management and learning administration.

Government Healthcare: The Company provides medical management and fiscal agent care management services to Medicaid programs and federally-funded U.S. government healthcare programs. The Company's services include a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility, electronic visit verification and case management solutions.

Payment Solutions: The Company is a leader in government payment disbursements for federally sponsored programs like SNAP, commonly known as food stamps and Women, Infant and Children (WIC) as well as government-initiated cash disbursements such as child support and unemployment.

State and Local: The Company delivers innovative services and solutions to help agencies reduce costs and improve processes. The Company offers a broad set of solutions and services such as child support services, case management, labor, workforce and other government solutions.

Federal: As a preferred partner to government IT clients, the Company leverages technology as a key mechanism for improving citizen service and cost savings. The Company's solutions include: technology infrastructure, application portfolio management, IT consulting and other IT managed services.

Tolling: The Company's electronic tolling, urban congestion management and mileage-based user solutions help clients keep up with an ever-changing environment and get more travelers where they need to go while generating revenue for much-needed infrastructure improvements. The Company's solutions include vehicle passenger detection systems, electronic toll collection, automated license plate recognition and congestion management solutions.

Transit: The Company aims to make journeys more personalized and convenient while increasing capacity and profitability for authorities and agencies. The Company combines the latest in fare collection and intelligent mobility so that clients can get the added efficiency of having a single point of contact for all their transit solutions.

CNDT 2019 Annual Report

Photo and Parking: The Company delivers intelligent curbside management systems that simplify parking programs and deliver convenient and hassle-free experience for drivers. The Company's curbside solutions include citation and permit administration, parking enforcement and curbside demand management. The Company also provides data analytics, automated photo enforcement and other public safety solutions to make streets and communities safer.

Commercial Vehicle: The Company provides computer-aided dispatch/automatic vehicle location technology to help customers manage their fleet operations.

Divestitures: This represents divestitures that were previously reported as Commercial Industries, Government Services and Transportation.

Education: This represents Student Loan business, which the Company exited in the third quarter of 2018.

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

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	December 31, 2019	December 31, 2018
Contract Assets (Unearned Income)
Current contract assets	$155	$177
Long-term contract assets(1)	10	7
Current unearned income	(108)	(112)
Long-term unearned income(2)	(21)	(32)
Net Contract Assets (Unearned Income)	$36	$40
Accounts receivable, net	$652	$782
__________
(1)Presented in Other long-term assets in the Consolidated Balance Sheets
(2)Presented in Other long-term liabilities in the Consolidated Balance Sheets

Revenues of $101 million and $134 million were recognized during the years ended December 31, 2019 and 2018, respectively, related to the Company's unearned income at December 31, 2018 and January 1, 2018. The Company had no asset impairment charges related to contract assets for the year ended December 31, 2019.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at December 31, 2019, was approximately $1.8 billion. The Company expects to recognize approximately 67% of this revenue over the next 2 years and the remainder thereafter.

CNDT 2019 Annual Report

Costs to Obtain and Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. The net book value of these costs, which was $18 million and $24 million as of December 31, 2019 and 2018, respectively, are included in Other long-term assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. These costs are amortized in Depreciation and amortization over the term of the contract or the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. These costs are periodically reviewed for impairment. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.

In addition, the Company may provide inducement payments to secure customer contracts. These inducement payments are capitalized and amortized to expense over the term of the customer contract. The net book value of these costs totaled $21 million and $23 million as of December 31, 2019 and 2018, respectively, and are included in Other long-term assets.

Also, the Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. The net book value of these costs, which comprise set-up/transition activities, was $45 million and $53 million as of December 31, 2019 and 2018, respectively, and are classified in Other long-term assets on the Consolidated Balance Sheets. Contract fulfillment costs are expensed to Depreciation and amortization as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.

The amortization of costs incurred to obtain and fulfill a contract for the years ended December 31, 2019 and 2018, were $42 million and $50 million, respectively.

Note 3 – Segment Reporting

Our reportable segments correspond to how we organize and manage the business, as defined by our CEO who is also our Chief Operating Decision Maker and are aligned to the industries in which our clients operate. Our segments involve the delivery of business process services and include service arrangements where we manage a customer's business activity or process.

Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for our three reportable segments (Commercial Industries, Government Services and Transportation), Other operations and Shared IT / Infrastructure & Corporate Costs.

•Commercial Industries: Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and their consumers and employees.

•Government Services: Our Government Services segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance program administration, transaction processing and payment services. Our solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.

•Transportation: Our Transportation segment provides systems and support, as well as revenue-generating services, to government clients. On behalf of government agencies and authorities in the transportation industry, we deliver mission-critical mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers.

Other includes our divestitures, our Student Loan business, which the Company exited in the third quarter of 2018.

CNDT 2019 Annual Report

Shared IT / Infrastructure & Corporate Costs includes both normal ongoing IT infrastructure costs and costs related to modernization of a significant portion of our infrastructure with new systems and processes and consolidation of our data centers as part of our transformation initiatives. It also includes costs related to corporate overhead functions and shared real estate costs. These costs are not allocated to the reportable segments.

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2019				Divestitures	Other
Revenue	$2,385	$1,263	$781	$36	$2	$—	$4,467
Segment profit (loss)	$448	$394	$120	$1	$—	$(690)	$273
Segment depreciation and amortization	$94	$28	$33	$—	$—	$61	$216
Adjusted EBITDA	$542	$423	$157	$1	$—	$(629)	$494

2018
Revenue	$2,550	$1,351	$729	$752	$11	$—	$5,393
Segment profit (loss)	$501	$424	$113	$98	$(19)	$(695)	$422
Segment depreciation and amortization	$97	$30	$36	$7	$3	$48	$221
Adjusted EBITDA	$598	$451	$149	$105	$(16)	$(647)	$640

2017
Revenue	$2,685	$1,433	$767	$1,062	$75	$—	$6,022
Segment profit (loss)	$563	$398	$114	$128	$16	$(802)	$417
Segment depreciation and amortization	$98	$41	$43	$13	$2	$57	$254
Adjusted EBITDA	$661	$440	$157	$141	$18	$(745)	$672

The following is a reconciliation of segment profit (loss)/adjusted EBITDA to income (loss) before income taxes:

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2019	2018	2017
Income (Loss) Before Income Taxes	$(2,106)	$(395)	$(16)
Reconciling items:
Amortization of acquired intangible assets	246	242	243
Restructuring and related costs	71	81	101
Interest expense	78	112	137
(Gain) loss on extinguishment of debt	—	108	—
Goodwill impairment	1,952	—	—
(Gain) loss on divestitures and transaction costs	25	42	(42)
Litigation costs (recoveries), net	17	227	(11)
Separation costs	—	—	12
Other (income) expenses, net	(10)	5	(7)
Segment Pre-Tax Income (Loss)	$273	$422	$417
Segment depreciation and amortization	216	221	254
NY MMIS charge (credit)	1	(2)	9
HE charge (credit)	—	(1)	(8)
Other adjustments	$4	$—	$—
Adjusted EBITDA	$494	$640	$672

CNDT 2019 Annual Report

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
(in millions)	2019	2018	2017	2019(2)	2018
United States	$4,000	$4,748	$5,303	$612	$375
Europe	386	497	538	53	28
Other areas	81	148	181	137	62
Total Revenues and Long-Lived Assets	$4,467	$5,393	$6,022	$802	$465
__________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net, and (iii) Product software, net.
(2)Amounts include operating lease right-of-use assets.

Note 4 – Divestiture

In February 2019, the Company completed the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC. During 2019, the Company recorded additional losses and transaction costs of $17 million on the sale of this portfolio, reflecting certain changes in estimates that were made when recording the initial charge in 2018. The revenue generated from this business was $36 million for the three months ended March 31, 2019 and $439 million for the year ended December 31, 2018.

Note 5 – Business Acquisition

In January 2019, the Company completed the acquisition of Health Solutions Plus (HSP), a software provider of healthcare payer administration solutions, for a total base consideration of $90 million and a maximum contingent consideration payment of $8 million based on a cumulative achievement over 2 years. Revenue recorded for the year ended December 31, 2019, was $20 million. Pre-tax income for the year ended December 31, 2019, was $6 million.

The Company’s final purchase price allocation for HSP as of the acquisition date was as follows:

(in millions)
Fair Value of Consideration Transferred:
Cash paid	$90
Contingent consideration payable	7
Total Consideration	$97
Allocation of Purchase Price:
Net tangible assets	$10
Developed technology	19
Costs Assigned to Intangible Assets
Customer relationships	18
Trademarks and trade names	1
Goodwill	49
Total Intangible Assets	68

Total Assets	$97

The weighted average amortization periods are 7 years, 15 years and 1.5 years for Developed technology, Customer relationships and Trademarks and trade names, respectively. The acquired goodwill is associated with the Company's Commercial Industries segment. This acquired goodwill, while tax deductible, includes $7 million related to contingent consideration payable that is not tax deductible until it is earned and paid. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of HSP. The Developed technology is classified as Product Software within Other long-term assets on the Consolidated Balance Sheets.

CNDT 2019 Annual Report

The Company has not presented separate results of operations or combined pro forma financial information of the Company and the acquired business because the results of operations of the acquired business are considered immaterial.

Note 6 – Accounts Receivable, Net

The Accounts receivable, net balance of $652 million and $782 million at December 31, 2019 and 2018, respectively, included allowance for doubtful accounts of $2 million and $1 million at December 31, 2019 and 2018, respectively.

The Company enters into various factoring and supply chain financing programs from time to time, in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets and the proceeds are included in cash flow from operating activities in the Consolidated Statements of Cash Flows.

Accounts receivable sales were as follows:

	Year Ended December 31,
(in millions)	2019	2018
Accounts receivable sales	$204	$119

Note 7 - Land, Buildings, Equipment and Software, Net

Land, buildings and equipment, net was as follows:

	Estimated Useful Lives	December 31,
(in millions except as noted)	(Years)	2019	2018
Land		$1	$2
Building and building equipment	25 to 50	7	7
Leasehold improvements	Varies	267	246
IT, other equipment and office furniture	3 to 15	964	901
Other	4 to 20	3	2
Construction in progress		50	64
Subtotal		1,292	1,222
Accumulated depreciation		(950)	(894)
Land, Buildings and Equipment, Net		$342	$328

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $123 million, $121 million and $125 million, respectively.
-

CNDT 2019 Annual Report

Internal Use and Product Software

Internal use and product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Internal Use and Product Software as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2019	2018	2017
Internal use software	$70	$47	$36
Product software	9	8	10

(in millions)	December 31,
Capitalized Costs, Net	2019	2018
Internal use software(1)	$150	$123
Product software(1)	40	18
__________
(1)Refer to Note 10 – Supplementary Financial Information for additional information.

Useful lives of our internal use and product software generally vary from one to seven years. Amortization expense for internal use and product software for the years ended December 31, 2019, 2018 and 2017 was $48 million, $46 million and $65 million, respectively.

Note 8 - Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segments:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2017	$1,399	$1,310	$657	$3,366
Foreign currency translation	(10)	—	(16)	(26)
Assets held-for-sale	(12)	—	—	(12)
Other(1)	14	66	—	80
Balance at December 31, 2018	$1,391	$1,376	$641	$3,408
Foreign currency translation	—	(1)	(1)	(2)
Acquisition	49	—	—	49
Impairment	(618)	(754)	(580)	(1,952)
Other	(1)	—	—	(1)
Balance at December 31, 2019	$821	$621	$60	$1,502
__________
(1)Represents 2018 true-up to the 2017 Assets held for sale.

Impairment Charge

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

CNDT 2019 Annual Report

In the second quarter of 2019, there were further unanticipated losses of certain customer contracts, lower potential future volumes and lower than expected new customer contracts (all subsequent to May 9, 2019). This led to actual results being below budget and a further downward revision of the long-term forecast across all the Company's former reporting units (Financial Services & Healthcare, Consumer & Industrial, Europe (together comprising Commercial Industries), Government Services, and Transportation). As a consequence of the business performance and the strategy pivot due to changes in management that occurred in the second quarter of 2019, the Company lowered its sales outlook, average margin expectation for the future years, and increased its weighted average cost of capital.

Based upon the information identified in the second quarter of 2019, the Company performed an interim goodwill impairment assessment for all its reporting units which resulted in a pre-tax impairment charge of $1.1 billion for the three months ended June 30, 2019.

During the fourth quarter of 2019, the Company changed its reporting units within the Commercial Industries reportable segment to reflect how the Company currently manages its business. The Company currently has six reporting units (End-User Customer Experience, Transaction Processing, Commercial Healthcare and Human Resources and Learning Services, (together comprising Commercial Industries), Government Services and Transportation), which support its three reportable segments. No impairment was identified during the annual impairment test performed as of October 1, 2019. Subsequent to completing the annual impairment test, the Company experienced further unanticipated contract losses within the Government Services reporting unit, and as result, management performed a goodwill impairment assessment for this reporting unit as of December 31, 2019, which resulted in a pre-tax impairment charge of $512 million. In addition, in the fourth quarter the Company recorded an immaterial correction to the impairment charges recorded in the first and second quarters to properly reflect the impact of tax deductible goodwill on the previous impairments as well as the related income tax benefit. The impairment adjustment and related income tax benefit to the first quarter charge for the Transportation reporting unit totaled $20 million and $1 million, respectively. The impairment adjustment and related income tax benefit to the second quarter charge totaled $69 million and $6 million, respectively. The second quarter impairment and income tax benefit adjustments corrected the Commercial Industries reporting unit by $53 million and $5 million, respectively, and the Government Services reporting unit by $16 million and $1 million, respectively. We believe these adjustments are not material to the current period or any prior period. The cumulative impairment charge for the year ended December 31, 2019 was approximately $2.0 billion.

The fair values of the goodwill impairment charges were estimated based on a determination of the implied fair value of goodwill, leveraging discounted cash flows and designated as level 3 of the fair value hierarchy.

Intangible Assets, Net

Net intangible assets were $426 million at December 31, 2019 of which $285 million, $96 million and $45 million relate to our Commercial Industries, Government Services and Transportation segments, respectively. Intangible assets were comprised of the following:

		December 31, 2019			December 31, 2018
(in millions except years)	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 years	$2,920	$2,494	$426	$2,914	$2,264	$650
Technology, patents and non-compete	4 years	1	1	—	6	5	1
Total Intangible Assets		$2,921	$2,495	$426	$2,920	$2,269	$651

Amortization expense related to intangible assets was $246 million, $242 million and $243 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense is expected to approximate $240 million in 2020, $122 million in 2021, $24 million in 2022, $6 million in 2023 and $4 million in 2024.

CNDT 2019 Annual Report

Note 9 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in increased lease cancellation and other related costs. Also included in Restructuring and Related Costs are incremental, non-recurring costs related to the consolidation of our data centers, which totaled $21 million and $4 million for the years ended December 31, 2019 and 2018, respectively. Management continues to evaluate the Company's business and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

A summary of our restructuring program activity during the two years ended December 31, 2019 is as follows:

(in millions)	Severance and Related Costs	Other Contractual Termination Costs	Asset Impairments	Total
Balance at December 31, 2017	$14	$30	$—	$44
Provision	39	35	4	78
Changes in estimates	(5)	6	(1)	—
Total Net Current Period Charges(1)	34	41	3	78
Charges against reserve and currency	(35)	(35)	(3)	(73)
Balance at December 31, 2018	$13	$36	$—	$49
Provision	33	30	15	78
Changes in estimates	(5)	(6)	—	(11)
Total Net Current Period Charges(1)	28	24	15	67
Charges against reserve and currency	(26)	(32)	(15)	(73)
Reclassification to operating lease ROU assets(2)	—	(22)	—	(22)
Balance at December 31, 2019	$15	$6	$—	$21
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.
(2)Relates to the adoption of the new lease guidance.

We also recorded costs related to professional support services associated with the implementation of the strategic transformation program of $4 million, $3 million and $9 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segments:

	Year Ended December 31,
(in millions)	2019	2018	2017
Commercial Industries	$24	$26	$15
Government Services	1	1	2
Transportation	2	3	1
Other	—	6	4
Shared IT / Infrastructure & Corporate Costs	40	42	70
Total Net Restructuring Charges	$67	$78	$92

CNDT 2019 Annual Report

Note 10 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

	December 31,
(in millions)	2019	2018
Other Current Assets
Prepaid expenses	$70	$87
Income taxes receivable	38	40
Value-added tax (VAT) receivable	20	22
Restricted cash	9	9
Net receivable from buyers of divested businesses	52	6
Other(1)	94	70
Total Other Current Assets	$283	$234
Other Current Liabilities
Accrued liabilities	$309	$330
Litigation related accruals	178	147
Current operating lease liabilities	91	—
Restructure reserves	15	36
Income tax payable	11	3
Other taxes payable	16	15
Other	27	36
Total Other Current Liabilities	$647	$567
Other Long-term Assets
Internal use software, net	$150	$123
Deferred contract costs, net(2)	84	100
Product software, net	40	18
Other(1)	113	88
Total Other Long-term Assets	$387	$329
Other Long-term Liabilities
Litigation related accruals	$—	$144
Income tax liabilities	20	29
Unearned income	21	32
Restructuring reserves	6	13
Other	44	62
Total Other Long-term Liabilities	$91	$280
__________
(1)The balances at December 31, 2019 and 2018 include capitalized cloud computing implementation costs, net, which represents technology solutions, of $40 million and $5 million at December 31, 2019 and 2018, respectively. The costs have estimated useful lives of 3 to 5 years with amortization expense of $2 million, $0 million and $0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amortization expense and the associated hosting fees are included in Cost of services and Selling, general and administrative expenses on the Company's Consolidated Statements of Income (Loss).
(2)The balances at December 31, 2019 and 2018 are expected to be amortized over a weighted average remaining life of approximately 12 and 10 years, respectively.

Amortization expense for deferred contract costs for the years ended December 31, 2019, 2018 and 2017 was $42 million, $50 million and $62 million, respectively.

CNDT 2019 Annual Report

Amortization expense for the next five years and thereafter for deferred contract costs is expected as follows:

2020	2021	2022	2023	2024	Thereafter
$32	$9	$7	$4	$2	$30

Note 11 – Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in our Consolidated Statements of Income (Loss).

Long-term debt was as follows:

		December 31,
(in millions)	Weighted Average Interest Rates at December 31, 2019(1)	2019	2018

Term loan A due 2022	3.42%	$664	$705
Term loan B due 2023	5.48%	824	833
Senior notes due 2024	10.91%	34	34
Finance lease obligations	4.79%	17	26
Principal Debt Balance		$1,539	$1,598
Debt issuance costs and unamortized discounts		(25)	(31)
Less: current maturities		(50)	(55)
Total Long-term Debt		$1,464	$1,512
 ____________
(1)Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2020	2021	2022	2023	2024	Thereafter	Total
$50	$84	$571	$800	$34	$—	$1,539

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

As of December 31, 2019, we have utilized $83 million of our revolving credit facility capacity to issue letters of credit.

The Credit Agreement permits us to incur incremental term loan borrowings and /or increase commitments under the revolving credit facility, subject to certain limitations and satisfaction of certain conditions. Currently additional term loans of up to $300 million are permitted.

CNDT 2019 Annual Report

All obligations under the Credit Agreement are unconditionally guaranteed by the Company, CBS, Conduent Finance, Inc. (CFI) and the existing and future direct and indirect wholly owned domestic subsidiaries of CBS (subject to certain exceptions). All obligations under the Credit Agreement, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of CBS and the guarantors under the Credit Agreement (other than the Company and CFI), including a first-priority pledge of all the capital stock of CBS and the subsidiaries of CBS directly held by CBS or the guarantors (other than the Company and CFI) under the Credit Agreement (which pledges, in the case of any foreign subsidiary, will be limited to 65% of the capital stock of any first-tier foreign subsidiary).

The Credit Agreement contains certain customary affirmative and negative covenants, restrictions and events of default. The Credit Agreement requires total net leverage ratio for December 31, 2019 and thereafter not to exceed 3.75 to 1.00.

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

Interest

Interest paid on our short-term and long-term debt amounted to $69 million, $100 million, $129 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Interest expense and interest income were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Interest expense	$78	$112	$137
Interest income(1)	6	7	3
 ____________
(1)Included in Other (income) expenses, net on the Consolidated Statements of Income (Loss).

CNDT 2019 Annual Report

Note 12 – Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts to manage foreign currency exposures that we hedge. Our primary foreign currency market exposures include the Philippine Peso, Indian Rupee and Mexican Peso. The fair market values of all our derivative contracts change with fluctuations in interest rates or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

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

Summary of Foreign Exchange Hedging Positions

At December 31, 2019 and 2018, we had outstanding forward exchange with gross notional values of $207 million and $167 million, respectively. At December 31, 2019, approximately 76% of these contracts mature within three months, 9% in three to six months, 12% in six to twelve months and 3% in greater than 12 months.

The following is a summary of the primary hedging positions and corresponding fair values:

	December 31, 2019		December 31, 2018
(in millions)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Currencies Hedged (Buy/Sell)
Philippine Peso/U.S. Dollar	$57	$1	$53	$—
Indian Rupee/U.S. Dollar	85	1	69	2
Mexican Peso/U.S. Dollar	—	—	8	—
All Other	65	—	37	—
Total Foreign Exchange Hedging	$207	$2	$167	$2
____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet.

CNDT 2019 Annual Report

Note 13 – Fair Value of Financial Assets and Liabilities

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

(in millions)	December 31, 2019	December 31, 2018
Assets:
Foreign exchange contract - forward	$2	$3
Total Assets	$2	$3
Liabilities:
Foreign exchange contracts - forwards	$—	$1
Total Liabilities	$—	$1

Summary of Other Financial Assets and Liabilities

The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Assets held for sale	$—	$—	$15	$15
Liabilities:
Long-term debt	$1,464	$1,449	$1,512	$1,463
Liabilities held for sale	$—	$—	$40	$40
Contingent consideration payable	$4	$4	$—	$—

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

The fair value of the contingent consideration payable related to the HSP acquisition was measured using a Monte Carlo simulation model and calibrated to management’s financial projections of the acquired business. The value of the contingent consideration payable is then estimated to be the arithmetic average of all simulation paths, discounted to the valuation date (Level 3). The changes in the fair value are recorded in Other income (expense), net on the Consolidated Statements of Income (Loss). Refer to Note 5 – Business Acquisition for additional information.

CNDT 2019 Annual Report

The fair value of the Assets held for sale and the Liabilities held for sale were measured based on the sale’s price less estimated transactions costs (Level 3). Refer to Note 4 – Divestiture for additional information.

The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

Note 14 – Employee Benefit Plans

Defined Benefit Plans

In 2018, all the U.S. and the majority of the international plan assets and obligations were sold as part of the divestiture of the U.S. human resource consulting and actuarial business and the human resource consulting and outsourcing business located in Canada and the U.K. The Company's remaining benefit obligations and plan assets at December 31, 2019 were $14 million and $2 million, respectively. The Company's remaining benefit obligations and plan assets at December 31, 2018 were $12 million and $3 million, respectively.

Defined Contribution Plans

We have post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. However, beginning in 2019, the Company suspended its match to the 401(k) plan for all U.S. salaried employees.

The Company recorded charges related to its defined contribution plans of $9 million in 2019, $28 million in 2018 and $35 million in 2017. As a result of suspending 401(k) match for U.S. employees in 2019, there was a $12 million reduction in expense for the year ended December 31, 2019.

Note 15 - Income Taxes

Income (loss) before income taxes (pre-tax income (loss)) was as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Domestic loss	$(2,177)	$(411)	$(91)
Foreign income	71	16	75
Loss Before Income Taxes	$(2,106)	$(395)	$(16)

CNDT 2019 Annual Report

Provision (benefit) for income taxes were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Federal Income Taxes
Current	$(3)	$35	$4
Deferred	(170)	(62)	(233)
Foreign Income Taxes
Current	47	41	25
Deferred	(8)	(6)	(3)
State Income Taxes
Current	5	20	8
Deferred	(43)	(7)	6
Total Provision (Benefit)	$(172)	$21	$(193)

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Nondeductible expenses(1)	(0.2)%	(3.7)%	(104.0)%
Effect of tax law changes	—%	0.5%	1,282.4%
Change in valuation allowance for deferred tax assets	(1.2)%	(1.7)%	(39.5)%
State taxes, net of federal benefit	1.8%	(2.3)%	1.2%
Tax-exempt income, credits and incentives	0.3%	2.2%	38.9%
Foreign rate differential adjusted for U.S. taxation of foreign profits(2)	(0.2)%	1.9%	47.7%
Divestitures(3)	0.2%	(20.3)%	(51.9)%
Goodwill impairment(4)	(14.1)%	—%	—%
Unrecognized tax benefits and other	0.6%	(2.9)%	(3.5)%
Effective Income Tax Rate	8.2%	(5.3)%	1,206.3%
 ____________
(1)In 2017, nondeductible expenses primarily related to officers life insurance.
(2)The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
(3)2018 and 2017 divestitures include nondeductible goodwill allocated to divested businesses.
(4)Goodwill impairment represents adjustments for impairment of non-deductible component of goodwill.

On a consolidated basis, we paid a total of $46 million, $108 million and $29 million in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2019, 2018 and 2017, respectively.

CNDT 2019 Annual Report

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Income tax expense (benefit)	$(172)	$21	$(193)
Discontinued operations	—	—	3
Total Income Tax Expense (Benefit)	$(172)	$21	$(190)

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

As of December 31, 2019, the Company had $24 million of total unrecognized tax benefits, of which $23 million, if recognized, would impact the Company's effective tax rate. Due to expected settlements, the Company estimates that $14 million of the total unrecognized tax benefits will reverse within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2019	2018	2017
Balance at January 1	$20	$15	$14
Additions related to current year	1	3	—
Additions related to prior years positions	7	5	—
Reductions related to prior years positions	(3)	—	—
Settlements with taxing authorities(1)	(1)	(1)	—
Currency	—	(2)	1
Balance at December 31	$24	$20	$15
 _______________

(1)2019 and 2018 settlement resulted in $1 million and $1 million cash paid, respectively.

We maintain offsetting benefits from other jurisdictions of $16 million, $15 million and $16 million, at December 31, 2019, 2018 and 2017, respectively. We recognized interest and penalties accrued on unrecognized tax benefits within income tax expense. We had $14 million, $10 million and $6 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2019, 2018 and 2017, respectively. In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2015. With respect to our major foreign jurisdictions, the years generally remain open back to 2006.

CNDT 2019 Annual Report

Deferred Income Taxes

The Company is indefinitely reinvested in the undistributed earnings of its foreign subsidiaries with respect to the U.S. These foreign subsidiaries have aggregate cumulative undistributed earnings of $222 million as of December 31, 2019. For years after 2017, the Tax Reform does allow for certain earnings to be repatriated free from U.S. Federal taxes. However, the repatriation of earnings could give rise to additional tax liabilities. We have also not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable. We have provided for deferred taxes with respect to certain unremitted earnings of foreign subsidiaries that are not indefinitely reinvested between foreign subsidiaries outside of the U.S.

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(in millions)	2019	2018
Deferred Tax Assets
Net operating losses and capital loss carryforward	$122	$46
Operating reserves, accruals and deferrals	33	68
Deferred compensation	11	16
Settlement reserves	44	67
Operating lease liabilities	78	—
Other	21	13
Subtotal	309	210
Valuation allowance	(72)	(44)
Total	$237	$166

Deferred Tax Liabilities
Unearned income	$53	$86
Intangibles and goodwill	143	341
Depreciation	47	30
Operating lease right-of-use assets	65	—
Other	23	24
Total	$331	$481

Total Deferred Taxes, Net	$(94)	$(315)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $28 million and an increase of $9 million, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

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

CNDT 2019 Annual Report

At December 31, 2019, we had tax credit carryforwards of $15 million available to offset future income taxes which will expire between 2027 and 2039 if not utilized. We also had net operating loss carryforwards for income tax purposes of $637 million that will expire between 2020 and 2039, if not utilized; and $254 million available to offset future taxable income indefinitely. We had $45 million of capital loss carryforwards for income tax purposes that will expire in 2024, if not utilized, and $11 million available to offset future capital gains income indefinitely.

Note 16 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of December 31, 2019. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the consolidated financial position or liquidity. As of December 31, 2019, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleged that Conduent State Healthcare LLC (f/k/a Xerox State Healthcare, LLC and ACS State Healthcare) (“CSH”), Conduent Business Services LLC (“CBS”) and Conduent Incorporated (“CI”) (collectively, CSH, CBS and CI are referred to herein as the "Conduent Defendants") and Xerox Corporation (together with the Conduent Defendants, the “Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). In February 2019 a settlement agreement and release was reached among the Defendants, the State and HHSC which was amended in May 2019 ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Conduent Defendants were required to pay the State of Texas $236 million, of which $118 million was paid in 2019 and $118 million paid in January 2020. The case has been dismissed with prejudice with a full release and discharge of the Defendants.

CNDT 2019 Annual Report

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC’s (“CBS”) select standalone customer care call center business (the “Business”) to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (the “Notes”). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty, indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. Conduent denies all of these allegations, believes that it has strong defenses to all of plaintiffs’ claims and will vigorously defend itself against these claims. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any.

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

Conduent Business Services, LLC v. Cognizant Business Services, LLC: On April 12, 2017, Conduent Business Services LLC (“Conduent”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between Conduent and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by Conduent through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to Conduent under Conduent’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, Conduent seeks damages in excess of $150 million. During the first quarter of 2018, Conduent provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. Conduent also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the contract and an alleged $25 million termination fee. Conduent has responded to Cognizant’s counterclaims by denying the allegations. Cognizant filed a second amended counterclaim seeking an additional $43 million to satisfy the minimum revenue commitment attributable to the years 2017-2020, which increased Cognizant's damages claim to $90 million. Conduent will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome.

CNDT 2019 Annual Report

Other Matters:

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

Other Agreements:

We are also party to the following types of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters:
•Guarantees on behalf of our subsidiaries with respect to real estate leases. These lease guarantees may remain in effect subsequent to the sale of the subsidiary.
•Agreements to indemnify various service providers, trustees and bank agents from any third-party claims related to their performance on our behalf, with the exception of claims that result from the third-party's own willful misconduct or gross negligence.
•Guarantees of our performance in certain services contracts to our customers and indirectly the performance of third parties with whom we have subcontracted for their services. This includes indemnifications to customers for losses that may be sustained as a result of our performance of services at a customer's location.

CNDT 2019 Annual Report

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

Indemnification of Officers and Directors

Our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify our officers and directors against judgments, fines, penalties and amounts paid in settlement and reasonable expenses, including attorneys' fees, incurred in connection with civil or criminal action or proceedings or any appeal, as it relates to their services to our Company and our subsidiaries. Although the by-laws provide no limit on the amount of indemnification, we may have recourse against our insurance carriers for certain payments made by us. However, certain indemnification payments may not be covered under our directors' and officers' insurance coverage. We also indemnify certain fiduciaries of our employee benefit plans for liabilities incurred in their service as fiduciary whether or not they are officers of the Company. Finally, in connection with our acquisition of businesses, we may become contractually obligated to indemnify certain former and current directors, officers and employees of those businesses in accordance with pre-acquisition by-laws or indemnification agreements or applicable state law.

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2019, the Company had $568 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $227 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Credit Facility) to allow it to respond to future requests for proposals that require such credit support.

CNDT 2019 Annual Report

Note 17 - Preferred Stock

Series A Preferred Stock

In connection with the December 31, 2016 separation from our former parent company (Separation), we issued 120,000 shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 million and an initial fair value of $142 million. The Series A convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 million per year). Each share of the Series A convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393,000 shares (reflecting an initial conversion price of approximately $22.25 per share of common stock), subject to customary anti-dilution adjustments.

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

Note 18 – Shareholders’ Equity

Preferred Stock

As of December 31, 2019, we had one class of preferred stock outstanding. Refer to Note 17 – Preferred Stock for further information. We are authorized to issue approximately 100 million shares of convertible preferred stock at $0.01 par value per share.

Common Stock

We have 1 billion authorized shares of common stock at $0.01 par value per share. At December 31, 2019, 17 million shares were reserved for issuance under our incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.

Stock Compensation Plans

Certain of our employees participate in a long-term incentive plan. Our long-term incentive plan authorizes the issuance of restricted stock units / shares (RSU), performance stock units / share (PSU) and non-qualified stock options to employees. All awards for these plans prior to 2017 were made in Xerox stock and therefore converted into Conduent stock effective upon the Separation. Using a formula designed to preserve the value of the award immediately prior to the Separation, all of these awards will be settled in Conduent's common stock and are reflected in the Company's Consolidated Statements of Shareholders' Equity. Stock-based compensation expense includes expense based on the awards and terms previously granted to the employees.

Stock-based compensation expense was as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Stock-based compensation expense, pre-tax	$24	$38	$42
Income tax benefit recognized in earnings	—	7	17

CNDT 2019 Annual Report

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

Employee Stock Options: Stock options were issued by a former parent company and were converted to Conduent's common stock upon the Separation. As of December 31, 2019, these options have expired. Conduent has not issued any new stock options.

Summary of Stock-based Compensation Activity

	2019		2018		2017
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units / Shares
Outstanding at January 1	2,399	$16.90	3,125	$16.29	1,961	$13.99
Granted	2,503	12.57	1,246	18.82	1,988	16.75
Vested	(2,135)	15.54	(1,501)	17.30	(215)	19.98
Canceled	(1,026)	15.68	(471)	16.62	(609)	15.88
Outstanding at December 31	1,741	13.07	2,399	16.90	3,125	16.29

Performance Stock Units / Shares
Outstanding at January 1	4,557	$16.76	5,429	$16.55	4,926	$13.99
Granted	1,229	13.35	730	18.64	3,933	16.76
Vested	(1,069)	15.64	(980)	17.12	(1,696)	19.67
Canceled	(1,120)	16.00	(622)	16.59	(1,734)	17.46
Outstanding at December 31	3,597	16.17	4,557	16.76	5,429	16.55

The Company issued 182 thousand Deferred Stock Units (DSU) to non-employee members of the Board of Directors. These DSUs are fully vested and will be issued when the directors leave the Board.

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2019 was as follows (in millions):

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units / Shares	$15	1.9
Performance Stock Units / Shares	1	1.0
Total	$16

CNDT 2019 Annual Report

The aggregate intrinsic value of outstanding RSUs and PSUs awards were as follows (in millions):

Awards	December 31, 2019
Restricted Stock Units / Shares	$11
Performance Stock Units / Shares	22

The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards were as follows:

(in millions)	December 31, 2019			December 31, 2018			December 31, 2017
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units / Shares	$17	$—	$4	$20	$—	$4	$3	$—	$1
Performance Stock Units / Shares	11	—	2	18	—	4	25	—	10
Stock Options	—	—	—	2	2	—	3	6	1

Note 19 – Other Comprehensive Income (Loss)

Other Comprehensive Loss is comprised of the following:

	Year Ended December 31,
	2019		2018		2017
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Currency Translation
Currency translation adjustments, net	$3	$3	$(31)	$(31)	$35	$35
Reclassification of currency translation adjustments on divestitures	15	15	42	42	—	—
Translation adjustments gains(losses)	$18	$18	$11	$11	$35	$35
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	$1	$1	$2	$1	$1	$1
Changes in cash flow hedges reclassed to earnings(1)	(1)	—	(1)	—	2	1
Net Unrealized Gains (Losses)	$—	$1	$1	$1	$3	$2

Defined Benefit Plans Gains (Losses)
Reclassification of divested benefit plans and other	$1	$(1)	$65	$62	$—	$—
Net actuarial/prior service gains (losses)	—	—	—	—	(5)	(4)
Actuarial loss amortization/settlement(2)	—	—	—	—	2	2
Other gains (losses)(3)	—	—	—	—	(4)	(3)
Changes in Defined Benefit Plans Gains (Losses)	$1	$(1)	$65	$62	$(7)	$(5)

Other Comprehensive Income (Loss)	$19	$18	$77	$74	$31	$32
_____________________________
(1)Reclassified to Cost of sales - refer to Note 12 – Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to total net periodic benefit cost.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

CNDT 2019 Annual Report

Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)
Other comprehensive income (loss) before reclassifications	3	1	—	4
Amounts reclassified from accumulated other comprehensive loss	15	—	(1)	14
Net current period other comprehensive income (loss)	18	1	(1)	18
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2017	$(437)	$1	$(58)	$(494)
Reclassification of amounts impacted by Tax Reform	—	—	(5)	(5)
Other comprehensive income (loss) before reclassifications	(31)	1	—	(30)
Amounts reclassified from accumulated other comprehensive loss	42	—	62	104
Net current period other comprehensive income (loss)	11	1	62	74
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2016	$(472)	$(1)	$(53)	$(526)
Other comprehensive income (loss) before reclassifications	35	2	(5)	32
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	35	2	(5)	32
Balance at December 31, 2017	$(437)	$1	$(58)	$(494)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT 2019 Annual Report

Note 20 – Earnings per Share
We did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions, except per share data. Shares in thousands)	2019	2018	2017
Net Income (Loss) per Share:
Net income (loss)	$(1,934)	$(416)	$177
Cash dividend paid - preferred stock	(10)	(10)	(10)
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	(1,944)	(426)	167
Net income (loss) from discontinued operations	—	—	4
Adjusted Net Income (Loss) Available to Common Shareholders	$(1,944)	$(426)	$171
Weighted average common shares outstanding	209,318	206,056	204,007

Basic Earnings (Loss) per Share:
Continuing operations	$(9.29)	$(2.06)	$0.82
Discontinued operations	—	—	0.02
Basic Earnings (Loss) per Share	$(9.29)	$(2.06)	$0.84

Diluted Earnings (Loss) per Share:
Net income (loss) from continuing operations	$(1,934)	$(416)	$177
Accrued dividends on preferred stock	(10)	(10)	(10)
Adjusted Net Income (Loss) From Continuing Operations Available to Common Shareholders	(1,944)	(426)	167
Net income (loss) from discontinued operations	—	—	4
Adjusted Net Income (Loss) Available to Common Shareholders	$(1,944)	$(426)	$171
Weighted average common shares outstanding	209,318	206,056	204,007
Common shares issuable with respect to:
Stock options	—	—	195
Restricted stock and performance units / shares	—	—	2,591
8% Convertible preferred stock	—	—	—
Adjusted Weighted Average Common Shares Outstanding	209,318	206,056	206,793
Diluted Earnings (Loss) per Share:
Continuing operations	$(9.29)	$(2.06)	$0.81
Discontinued operations	—	—	0.02
Diluted Earnings (Loss) per Share	$(9.29)	$(2.06)	$0.83

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Stock Options	—	—	—
Restricted stock and performance shares/units	—	—	2,568
Convertible preferred stock	—	—	5,393
Total Anti-Dilutive Securities	—	—	7,961

CNDT 2019 Annual Report

Note 21 – Related Party Transactions

During the third quarter of 2019, Carl C. Icahn and his affiliates (shareholders) increased their ownership interest in the Company. In the normal course of business, the Company provides services to, and purchases from, certain related parties with the same shareholders. The services provided to these entities included those related to human resources, end-user support and other services and solutions. The purchases from these entities included office equipment and related services and supplies. Revenue and purchases from these entities were included in Revenue and Costs of services / Selling, General and administrative, respectively, on the Company's Consolidated Statements of Income (Loss).

Transactions with related parties were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Revenue from related parties	$33	$45	$51
Purchases from related parties	$46	$41	$43

The Company's receivable and payable balances with related party entities were not material as of December 31, 2019 and 2018.

CNDT 2019 Annual Report

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
Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

CNDT 2019 Annual Report

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 25, 2020, the Company’s Board of Directors appointed Clifford Skelton to serve as the Company’s Chief Executive Officer. Mr. Skelton served as Interim Chief Executive Officer since August 6, 2019 and Chief Operating Officer between June 2019 and August 2019. In connection with such appointment, the Compensation Committee of the Board of Directors set the salary of Mr. Skelton at $750,000 per annum. Mr. Skelton will be eligible to participate in the Company’s Annual Performance Incentive Plan (“APIP”) at a target level of 125% of his salary with a potential payout range between zero and 200% of target. Mr. Skelton will also be eligible to participate in the Company’s Long Term Incentive Plan (“LTIP”), which is payable in equity. His LTIP target annual award is $3,000,000.

The Letter Agreement, which sets forth the compensation and other terms of Mr. Skelton’s appointment, is attached as Exhibit 10.6(e)(ii) to this Report and incorporated by reference. Other than the terms set forth in the Letter Agreement, Mr. Skelton’s employment terms remain the same as set forth in the letter agreements between the Company and Mr. Skelton dated May 21, 2019 and filed as Exhibit 10.6(h) on Form 8-K dated May 28, 2019 and dated August 6, 2019 and filed as Exhibit 10.6(j) on Form 8-K dated August 7, 2019, which are incorporated by reference.

The information required by Items 401 and 404 of Regulation S-K and filed in Item 5.02(c) on Registrant’s Form 8-K dated May 28, 2019 is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our Executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business–Information About Our Executive Officers." The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2020 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2020 Annual Meeting of Stockholders. The Proxy Statement is expected to be filed within 120 days after the end of our fiscal year ended December 31, 2019.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Report" of our 2020 Proxy Statement.

The information required by this Item regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2020 Proxy Statement.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer (Finance Code of Conduct). The Finance Code of Conduct can be found on our website at: https://www.conduent.com/corporate-governance/ethics-and-compliance/. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2020 Proxy Statement and is incorporated here by reference.

CNDT 2019 Annual Report

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item included under the following captions under “Proposal 1 - Election of Directors” in our 2020 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2019”, “Outstanding Equity Awards at 2019 Fiscal Year-End”, “Option Exercises and Stock Vested in 2019”, “Pension Benefits for the 2019 Fiscal Year”, “Nonqualified Deferred Compensation for the 2019 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, “Summary of Annual Director Annual Compensation, "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2020 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1 - Election of Directors” in our 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1 - Election of Directors” in our 2020 Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2020 Proxy Statement.
ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES

The information required by this Item regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.Index to Financial Statements filed as part of this report:

•Report of Independent Registered Public Accounting Firm;
▪Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2019;
▪Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2019;
▪Consolidated Balance Sheets as of December 31, 2019 and 2018;
▪Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2019;
▪Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2019;
▪Notes to the Consolidated Financial Statements; and

CNDT 2019 Annual Report

▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

2.Financial Statement Schedules:

▪Schedule II–Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2019.

3.The exhibits filed herewith are set forth in the exhibit Index included herein.

(b) Management contracts or compensatory plans or arrangements listed that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2020 Proxy Statement or to our directors are preceded by an asterisk (*).

SCHEDULE II

Valuation and Qualifying Accounts

For the three years ended December 31, 2019

(in millions)		Balance at beginning of period	Additions charged to expense(1)(4)	Amounts (credited) charged to other income statement accounts (2)	Deductions and other, net of recoveries (3)(4)	Balance at end of period
Allowance for Losses:
2019	Accounts Receivable	$1	$3	$—	$(2)	$2
2018	Accounts Receivable	2	—	—	(1)	1
2017	Accounts Receivable	7	(1)	—	(4)	2

Tax Valuation Allowance:
2019	Tax Valuation	44	38	—	(10)	72
2018	Tax Valuation	35	17	—	(8)	44
2017	Tax Valuation	24	16	—	(5)	35
 __________
(1)Account Receivables/Contract Assets: additions charged to expense represent bad debt provisions relate to estimated losses due to credit and similar collectibility issues.
(2)Account Receivables: Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Account Receivables/Contract Assets: Deductions and other, net of recoveries primarily relates to receivable and contract asset write-offs, but also includes reclassification to other balance sheet accounts, the impact of foreign currency translation adjustments and recoveries of previously written off receivables and contract assets.
(4)Tax Valuation: tax valuation allowance are primarily related to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

ITEM 16. FORM 10-K SUMMARY

None

CNDT 2019 Annual Report

EXHIBIT INDEX

Document and Location

Exhibit No.
2.1	Separation and Distribution Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
3.1	Restated Certificate of Incorporation of Registrant as of December 23, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated December 23, 2016. (See SEC File Number 001-37817).
3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 23, 2016. (See SEC File Number 001-37817).
4.1(a)	Indenture, dated as of December 7, 2016, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 9, 2016. (See SEC File Number 001-37817).
4.1(b)	First Supplemental Indenture, dated as of January 9, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1(a) to the Registrant's Quarterly Report on Form 10-Q dated August 8, 2018. (See SEC File Number 001-37817).
4.1(c)	Second Supplemental Indenture, dated as of June 1, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1(b) to the Registrant's Quarterly Report on Form 10-Q dated August 8, 2018. (See SEC File Number 001-37817).
4.1(d)	Third Supplemental Indenture, dated as of June 1, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1(c) to the Registrant's Quarterly Report on Form 10-Q dated August 8, 2018. (See SEC File Number 001-37817).
4.1(e)	Fourth Supplemental Indenture, dated as of June 1, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1(d) to the Registrant's Quarterly Report on Form 10-Q dated August 8, 2018. (See SEC File Number 001-37817).
4.1(f)	Fifth Supplemental Indenture, dated as of July 12, 2018, among Conduent Finance, Inc., Xerox Business Services, LLC, the Guarantors named therein and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 12, 2018. (See SEC File Number 001-37817).
4.2	4.2 Description of Securities.
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

CNDT 2019 Annual Report

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

Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2018. (See SEC File Number 001-37817).
10.1(e)	First Incremental Agreement, dated as of January 3, 2017, among JPMorgan Chase Bank, N.A., as Administrative Agent and Xerox Business Services, LLC.
Incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K dated March 10, 2017, (See SEC File Number 001-37817).
10.3(a)	Tax Matters Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
10.3(b)	Employee Matters Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated January 3, 2017. (See SEC File Number 001-37817).
10.3(c)	Intellectual Property Agreement, dated as of December 30, 2016, by and between Xerox Corporation and Conduent Incorporated.
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
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 18, 2018. (See SEC File Number 001-37817).
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which will appear in the Registrant’s 2020 Proxy Statement or to our directors are preceded by an asterisk (*).
*10.6(a)(i)	Registrant’s Performance Incentive Plan dated as of December 15, 2016 (“PIP”).
Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-215361 dated December 29, 2016. (See SEC File Number 001-37817).

CNDT 2019 Annual Report

*10.6(a)(ii)	Form of Restricted Stock Unit Award Agreement 2018 under the PIP, dated as of October 1, 2017.
Incorporated by reference to Exhibit 10.6(a)(vii) to the Registrant's Quarterly Report on Form 10-Q dated May 9, 2018. (See SEC File Number 001-37817).
*10.6(a)(iii)	Form of Performance Stock Unit Award Agreement 2018 under the PIP, dated as of October 1, 2017.
Incorporated by reference to Exhibit 10.6(a)(viii) to the Registrant's Quarterly Report on Form 10-Q dated May 9, 2018. (See SEC File Number 001-37817).
*10.6(a)(iv)	Form of Restricted Stock Unit Award Agreement 2019 under the PIP.
Incorporated by reference to Exhibit 10.6(a)(ix) to the Registrant's Annual Report on Form 10-K dated February 28, 2019. (See SEC File Number 001-37817).
*10.6(a)(v)	Form of Performance Stock Unit Award Agreement 2019 under the PIP.
Incorporated by reference to Exhibit 10.6(a)(x) to the Registrant's Annual Report on Form 10-K dated February 28, 2019. (See SEC File Number 001-37817).
*10.6(b)(i)	Registrant’s Equity Compensation Plan for Non-Employee Directors dated as of December 15, 2016 (“ECPNED”).
Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-215361 dated December 29, 2016. (See SEC File Number 001-37817).
*10.6(b)(ii)	Form of Agreement under the ECPNED.
Incorporated by reference to Exhibit 10.6(b)(ii) to the Registrant's Annual Report on From 10-K dated March 10, 2017. (See SEC File Number 001-37817).
*10.6.(c)	Registrant's Executive Change in Control Severance Plan dated as of April 25, 2017.
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 28, 2017. (See SEC File Number 001-37817).
*10.6(d)	Letter Agreement dated June 10, 2016 between Xerox Corporation and Ashok Vemuri regarding compensation arrangements.
Incorporated by reference to Exhibit 99.2 to Xerox Corporation’s Current Report on Form 8-K dated June 14, 2016. (See SEC File Number 001-04471).
*10.6(d)(i)	Separation Agreement dated June 4, 2019 between Conduent Incorporated and Ashok Vemuri
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2019. (See SEC File Number 001-37817).
*10.6(e)	Letter Agreement dated May 21, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(h) to the Registrant’s Current Report on Form 8-K dated May 28, 2019. (See SEC File Number 001-37817).
*10.6(e)(i)	Letter Agreement dated August 6, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(j) to the Registrant’s Current Report on Form 8-K dated August 7, 2019. (See SEC File Number 001-37817).
*10.6(e)(ii)	Letter Agreement dated February 25, 2020 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
*10.6(f)	Letter Agreement dated July 22, 2016 between Xerox Corporation and J. Michael Peffer regarding compensation arrangements.
Incorporated by reference to Exhibit 10.12 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(f)(i)	Separation Agreement dated November 5, 2019 between Conduent Incorporated and J. Michael Peffer.
*10.6(g)	Letter Agreement dated September 6, 2016 between Xerox Corporation and Brian Webb-Walsh regarding compensation arrangements.
Incorporated by reference to Exhibit 10.13 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(h)	Letter Agreement dated May 15, 2019 between Conduent Incorporated and Mark S. Brewer.
*10.6(i)	Letter Agreement dated November 5, 2019 between Conduent Incorporated and Michael Krawitz.

CNDT 2019 Annual Report

*10.6(j)	Separation Agreement dated January 13, 2020 between Conduent Incorporated and Jeffrey Friedel.

21.1	List of subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT 2019 Annual Report

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ CLIFFORD SKELTON
Clifford Skelton Chief Executive Officer

February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 26, 2020

Signature	Title
Principal Executive Officer:
/S/ CLIFFORD SKELTON	Chief Executive Officer and Director
Clifford Skelton
Principal Financial Officer:
/S/ BRIAN WEBB-WALSH	Executive Vice President and Chief Financial Officer
Brian Webb-Walsh
Principal Accounting Officer:
/S/ MARIO A. POMPEO	Vice President and Chief Accounting Officer
Mario A. Pompeo

/S/ NICHOLAS GRAZIANO	Director
Nicholas Graziano
/S/ KATHY H. VICTOR	Director
Kathy H. Victor
/s/ SCOTT LETIER	Director
Scott Letier
/S/ COURTNEY R. MATHER	Director and Chairman of the Board
Courtney R. Mather
/S/ JESSE LYNN	Director
Jesse Lynn
/S/ MICHAEL A. NUTTER	Director
Michael A. Nutter
/S/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández
/S/ VIRGINIA M. WILSON	Director
Virginia M. Wilson

CNDT 2019 Annual Report