Form 10-Q
period 2020-03-31
CONDUENT Inc
filed 2020-05-08
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at April 30, 2020
Common Stock,	$0.01 par value	209,067,902

CNDT Q1 2020 Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) and any exhibits to this Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” "aim," “should,” "continue to" and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that could cause actual results to differ materially. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. These forward-looking statements are also subject to the significant continuing impact of the novel coronavirus (COVID-19) pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are highly uncertain and cannot be predicted.

Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: the impact of the ongoing COVID-19 pandemic; government appropriations and termination rights contained in our government contracts; risk and impact of potential goodwill and other asset impairments; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; risk and impact of geographical events, natural disasters and other factors (such as pandemics) in a particular country or region on our workforce, customers and vendors; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our continuing emphasis on and shift toward technology-led digital transactions; customer decision-making cycles and lead time for customer commitments; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to modernize our information technology infrastructure and consolidate data centers; our ability to comply with data security standards; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q, as well as in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and any Current Report on Form 8-K. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

CNDT Q1 2020 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

March 31, 2020

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q1 2020 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Revenue	$1,051	$1,158

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	832	906
Selling, general and administrative (excluding depreciation and amortization)	116	127
Research and development (excluding depreciation and amortization)	1	3
Depreciation and amortization	117	115
Restructuring and related costs	7	16
Interest expense	17	20
Goodwill impairment	—	284
(Gain) loss on divestitures and transaction costs	4	14
Litigation costs (recoveries), net	6	12
Other (income) expenses, net	2	(1)
Total Operating Costs and Expenses	1,102	1,496

Income (Loss) Before Income Taxes	(51)	(338)

Income tax expense (benefit)	(2)	(30)
Net Income (Loss)	$(49)	$(308)

Net Income (Loss) per Share:
Basic	$(0.24)	$(1.49)
Diluted	$(0.24)	$(1.49)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)(1)

	Three Months Ended March 31,
(in millions)	2020	2019
Net Income (Loss)	$(49)	$(308)
Other Comprehensive Income (Loss), Net
Currency translation adjustments, net	(28)	7
Reclassification of currency translation adjustments on divestitures	—	15
Reclassification of divested benefit plans and other	—	(1)
Unrecognized gains (losses), net	(3)	1
Changes in benefit plans, net	1	—
Other Comprehensive Income (Loss), Net	(30)	22

Comprehensive Income (Loss), Net	$(79)	$(286)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$395	$496
Accounts receivable, net	690	652
Contract assets	169	155
Other current assets	318	283
Total current assets	1,572	1,586
Land, buildings and equipment, net	321	342
Operating lease right-of-use assets	265	271
Intangible assets, net	366	426
Goodwill	1,486	1,502
Other long-term assets	384	387
Total Assets	$4,394	$4,514
Liabilities and Equity
Current portion of long-term debt	$60	$50
Accounts payable	168	198
Accrued compensation and benefits costs	151	174
Unearned income	109	108
Other current liabilities	535	647
Total current liabilities	1,023	1,177
Long-term debt	1,596	1,464
Deferred taxes	108	111
Operating lease liabilities	224	229
Other long-term liabilities	81	91
Total Liabilities	3,032	3,072

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,891	3,890
Retained earnings (deficit)	(2,236)	(2,185)
Accumulated other comprehensive loss	(437)	(407)
Total Equity	1,220	1,300
Total Liabilities and Equity	$4,394	$4,514

Shares of common stock issued and outstanding	209,058	211,511
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(49)	$(308)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	117	115
Contract inducement amortization	1	1
Deferred income taxes	(9)	(45)
Goodwill impairment	—	284
(Gain) loss from investments	(1)	(1)
Amortization of debt financing costs	2	2
(Gain) loss on divestitures and transaction costs	4	14
Stock-based compensation	4	7
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(42)	(60)
(Increase) decrease in other current and long-term assets	(42)	(112)
Increase (decrease) in accounts payable and accrued compensation	(55)	58
Increase (decrease) in restructuring liabilities	(7)	4
Increase (decrease) in other current and long-term liabilities	(131)	(12)
Net change in income tax assets and liabilities	16	5
Other operating, net	—	(1)
Net cash provided by (used in) operating activities	(192)	(49)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(11)	(53)
Proceeds from sale of land, buildings and equipment	—	1
Cost of additions to internal use software	(13)	(17)
Payments for acquisitions, net of cash acquired	—	(90)
Proceeds (payments) from divestitures, including cash sold	1	(9)
Net cash provided by (used in) investing activities	(23)	(168)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	150	—
Payments on debt	(15)	(14)
Taxes paid for settlement of stock based compensation	(3)	(6)
Dividends paid on preferred stock	(2)	(2)
Net cash provided by (used in) financing activities	130	(22)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	2
Increase (decrease) in cash, cash equivalents and restricted cash	(92)	(237)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	505	765
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$413	$528
 ___________
(1)Includes $18 million and $8 million of restricted cash as of March 31, 2020 and 2019, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2019	$2	$3,890	$(2,185)	$(407)	$1,300
Cash dividends paid - preferred stock, $20/per share	—	—	(2)	—	(2)
Stock option and incentive plans, net	—	1	—	—	1
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(49)	—	(49)
Other comprehensive income (loss), net	—	—	—	(30)	(30)
Total Comprehensive Income (Loss), Net	—	—	(49)	(30)	(79)
Balance at March 31, 2020	$2	$3,891	$(2,236)	$(437)	$1,220

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$3,222
Cash dividends paid - preferred stock, $20/per share	—	—	(2)	—	(2)
Cumulative impact of adopting the new lease standard	—	—	(8)	—	(8)
Stock option and incentive plans, net	—	1	—	—	1
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(308)	—	(308)
Other comprehensive income (loss), net	—	—	—	22	22
Total Comprehensive Income (Loss), Net	—	—	(308)	22	(286)
Balance at March 31, 2019	$2	$3,879	$(551)	$(403)	$2,927
 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2020 Form 10-Q

CONDUENT INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.

Description of Business

Conduent is a global enterprise and leading provider of mission-critical services and solutions on behalf of businesses and governments – creating exceptional outcomes for its clients and the millions of people who count on them. Through people, process expertise in transaction-intensive processing and technology such as analytics and automation, Conduent's solutions and services create value by improving efficiencies, reducing costs and enabling revenue growth. A majority of Fortune 100 companies and over 500 government entities depend on Conduent every day to manage their business processes and essential interactions with their end users. The Company's portfolio includes industry-focused solutions in attractive growth markets such as healthcare and transportation, as well as solutions that serve multiple industries such as transaction processing, customer care, human resource services and payment services.

Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications have been made to prior year information to conform to current year presentation. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

Preparation of financial statements in conformity with U.S GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to fair values of financial instruments, goodwill and intangible assets, income taxes and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

As of March 31, 2020, the impact of the outbreak of COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

CNDT Q1 2020 Form 10-Q

Note 2 – Recent Accounting Pronouncements

The Company's significant accounting policies are described in Note 1–Basis of Presentation and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2019 that were applicable and material to the Company.

New Accounting Standards Adopted

Credit Losses: In June 2016, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to measurement of credit losses on financial instruments, which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The guidance replaces the incurred loss model with an expected loss model referred to as current expected credit loss (CECL). The CECL model requires us to measure lifetime expected credit losses for financial instruments held at the reporting date using historical experience, current conditions and reasonable supportable forecasts. The guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new credit loss guidance as of January 1, 2020. The adoption did not have any material impact on the Company's consolidated financial statements.

New Accounting Standards To Be Adopted

Income Taxes: In December 2019, the FASB issued an updated accounting guidance to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This updated guidance is effective for fiscal years beginning January 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Reference Rate Reform: In March 2020, the FASB issued an updated guidance relating to the accounting for the discontinuation of the London Inter-bank Offered Rate (LIBOR), referred to as the reference rate reform. This guidance provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the reference rate reform if certain criteria are met. This guidance is applicable to contract modifications that replace a reference LIBOR rate affected by reference rate reform. The amendments may be applied through December 31, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

CNDT Q1 2020 Form 10-Q

Note 3 – Revenue

Disaggregation of Revenue

During the first quarter of 2020, the Company changed how it presents disaggregated revenue by major service offering. This change has no impact on disaggregated revenue by reportable segments or the timing of revenue recognition. All prior periods presented have been revised to reflect this change.

The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended March 31,
(in millions)	2020	2019
Commercial Industries:
Customer experience management	$168	$171
Business operations solutions	153	166
Commercial healthcare solutions	113	122
Human resource services	138	153
Total Commercial Industries	572	612
Government Services:
Government healthcare solutions	152	177
Government services solutions	138	148
Total Government Services	290	325
Transportation:
Roadway charging & management services	78	79
Transit solutions	67	54
Curbside management solutions	22	27
Public safety solutions	20	21
Commercial vehicles	2	3
Total Transportation	189	184
Other:
Divestitures	—	36
Education	—	1
Total Other	—	37
Total Consolidated Revenue	$1,051	$1,158

Timing of Revenue Recognition:
Point in time	$30	$39
Over time	1,021	1,119
Total Revenue	$1,051	$1,158

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

CNDT Q1 2020 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	March 31, 2020	December 31, 2019
Contract Assets (Unearned Income)
Current contract assets	$169	$155
Long-term contract assets(1)	8	10
Current unearned income	(109)	(108)
Long-term unearned income(2)	(19)	(21)
Net Contract Assets (Unearned Income)	$49	$36
Accounts receivable, net	$690	$652
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets

Revenues of $42 million and $53 million were recognized during the three months ended March 31, 2020 and 2019, respectively, related to the Company's unearned income at December 31, 2019 and 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2020 was approximately $1.8 billion. The Company expects to recognize approximately 66% of this revenue over the next two years and the remainder thereafter.

Note 4 – Segment Reporting

Our reportable segments correspond to how we organize and manage the business, as defined by our CEO, who is also our Chief Operating Decision Maker, and are aligned to the industries in which our clients operate. Our segments involve the delivery of business process services and include service arrangements where we manage a customer's business activity or process. During the first quarter of 2020, we realigned our sales organization and certain shared IT and other allocated functions to reflect how we currently manage our business. All prior periods presented have been revised to reflect this change in costs structure.

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

Transportation: Our Transportation segment provides systems and support, as well as revenue-generating services, to government clients. On behalf of government agencies and authorities in the transportation industry, we deliver mission-critical mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers.

CNDT Q1 2020 Form 10-Q

Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

Shared IT / Infrastructure & Corporate Costs includes both normal ongoing IT infrastructure and enterprise application costs and costs related to modernization of a significant portion of our infrastructure with new systems and processes and consolidation of our data centers as part of our transformation initiatives. It also includes costs related to corporate overhead functions and shared real estate costs. These costs are not allocated to the reportable segments.

Selected financial information for our reportable segments was as follows:

	Three Months Ended March 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2020				Divestitures	Other
Revenue	$572	$290	$189	$—	$—	$—	$1,051
Segment profit (loss)	$90	$93	$23	$—	$4	$(165)	$45
Segment depreciation and amortization	$25	$6	$9	$—	$—	$18	$58
Adjusted EBITDA	$115	$99	$32	$—	$(3)	$(147)	$96

2019
Revenue	$612	$325	$184	$36	$1	$—	$1,158
Segment profit (loss)	$117	$80	$19	$1	$—	$(148)	$69
Segment depreciation and amortization	$22	$9	$9	$—	$—	$14	$54
Adjusted EBITDA	$139	$89	$28	$1	$—	$(134)	$123

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2020	2019
Income (Loss) Before Income Taxes	$(51)	$(338)
Reconciling items:
Amortization of acquired intangible assets	60	62
Restructuring and related costs	7	16
Interest expense	17	20
Goodwill impairment	—	284
(Gain) loss on divestitures and transaction costs	4	14
Litigation costs (recoveries), net	6	12
Other (income) expenses, net	2	(1)
Segment Pre-tax Income (Loss)	$45	$69
Segment depreciation and amortization (including contract inducements)	$58	$54
CA MMIS charge (credit)	(7)	—
Adjusted EBITDA	$96	$123

Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

CNDT Q1 2020 Form 10-Q

Note 5 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in increased lease cancellation and other related costs. Also included in Restructuring and related costs in the table below are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $2 million and $9 million for the three months ended March 31, 2020 and 2019, respectively. Management continues to evaluate the Company's business, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

A summary of the Company's restructuring program activity during the three months ended March 31, 2020 and 2019 was as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2019	$15	$6	$—	$21
Provision	—	3	1	4
Changes in estimates	—	1	—	1
Total Net Current Period Charges(1)	—	4	1	5
Charges against reserve and currency	(8)	(5)	(1)	(14)
Accrued Balance at March 31, 2020	$7	$5	$—	$12

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2018	$13	$36	$—	$49
Provision	3	11	3	17
Changes in estimates	—	(1)	—	(1)
Total Net Current Period Charges(1)	3	10	3	16
Charges against reserve and currency	(5)	(6)	(3)	(14)
Reclassification to operating lease ROU assets(2)	—	(22)	—	(22)
Accrued Balance at March 31, 2019	$11	$18	$—	$29
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.
(2)Relates to the adoption of the new lease guidance.

In addition, the Company recorded professional support costs associated with the strategic transformation program in Restructuring and related costs of $2 million and $0 million for the three months ended March 31, 2020 and 2019, respectively.

CNDT Q1 2020 Form 10-Q

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
(in millions)	2020	2019
Commercial Industries	$2	$2
Shared IT / Infrastructure & Corporate Costs	3	14
Total Net Restructuring Charges	$5	$16

Note 6 – Debt

Long-term debt was as follows:

(in millions)	March 31, 2020	December 31, 2019
Term loan A due 2022	$652	$664
Term loan B due 2023	822	824
Revolving credit facility due 2022	150	—
Senior notes due 2024	34	34
Finance lease obligations	20	17
Principal debt balance	1,678	1,539
Debt issuance costs and unamortized discounts	(22)	(25)
Less: current maturities	(60)	(50)
Total Long-term Debt	$1,596	$1,464

As of March 31, 2020, the Company has borrowed $150 million of its $750 million Senior Revolving Credit Facility (Revolver). In addition, the Company has utilized $82 million of the Revolver to issue letters of credit. The net Revolver available to be drawn upon as of March 31, 2020 was $518 million.

At March 31, 2020 and December 31, 2019, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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
At March 31, 2020 and December 31, 2019, the Company had outstanding forward exchange contracts with gross notional values of $176 million and $207 million, respectively. At March 31, 2020, approximately 72% of these contracts mature within three months, 11% in three to six months, 13% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

Refer to Note 8 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

CNDT Q1 2020 Form 10-Q

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

Unless noted herein, the Company's valuation methodologies for assets and liabilities measured at fair value are described in Note 13 – Fair Value of Financial Assets and Liabilities to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases was Level 2.

(in millions)	March 31, 2020	December 31, 2019
Assets:
Foreign exchange contract - forward	$1	$2
Total Assets	$1	$2
Liabilities:
Foreign exchange contracts - forwards	$3	$—
Total Liabilities	$3	$—

Summary of Other Financial Assets and Liabilities

The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,596	$1,373	$1,464	$1,449
Contingent consideration payable	$4	$4	$4	$4

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

The fair value of the contingent consideration payable related to the HSP acquisition was measured using a Monte Carlo simulation model and calibrated to management’s financial projections of the acquired business. The value of the contingent consideration payable is then estimated to be the arithmetic average of all simulation paths, discounted to the valuation date (Level 3). The changes in the fair value are recorded in Other income (expense), net on the Condensed Consolidated Statements of Income (Loss).

CNDT Q1 2020 Form 10-Q

Note 9 – Employee Benefit Plans

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

The Company recognized an expense related to its defined contribution plans of $1 million and $3 million for the three months ended March 31, 2020 and 2019, respectively.

Note 10 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)
Other comprehensive income (loss) before reclassifications	(28)	(3)	1	(30)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(28)	(3)	1	(30)
Balance at March 31, 2020	$(436)	$—	$(1)	$(437)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)
Other comprehensive income (loss) before reclassifications	7	1	—	8
Amounts reclassified from accumulated other comprehensive loss	15	—	(1)	14
Net current period other comprehensive income (loss)	22	1	(1)	22
Balance at March 31, 2019	$(404)	$3	$(2)	$(403)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 11 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation, regulatory and other matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of March 31, 2020. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

CNDT Q1 2020 Form 10-Q

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed consolidated financial position or liquidity. As of March 31, 2020, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleged that Conduent State Healthcare LLC (f/k/a Xerox State Healthcare, LLC and ACS State Healthcare) (“CSH”), Conduent Business Services LLC (“CBS”) and Conduent Incorporated (“CI”) (collectively, CSH, CBS and CI are referred to herein as the "Conduent Defendants") and Xerox Corporation (together with the Conduent Defendants, the “Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). In February 2019 a settlement agreement and release was reached among the Defendants, the State and HHSC which was amended in May 2019 ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Conduent Defendants were required to pay the State of Texas $236 million, of which$118 million was paid in 2019 and $118 million paid in January 2020. The case has been dismissed with prejudice with a full release and discharge of the Defendants.

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service LLC’s (“CBS”) select standalone customer care call center business (the “Business”) to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (the “Notes”). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty, indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. CBS denies all of these allegations, believes that it has strong defenses to all of plaintiffs’ claims and will vigorously defend itself against these claims. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any.

CNDT Q1 2020 Form 10-Q

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (“Buck”), which was a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (“StanCERA”). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court as to Buck only, and only with respect to Plaintiffs' claim of aiding and abetting StanCERA in breaching its fiduciary duty. This case has been stayed pending the outcome of parallel litigation the plaintiffs are pursuing against StanCERA. The parallel litigation was tried before the bench in June 2018, and on January 24, 2019, the court found in favor of StanCERA, holding that it had not breached its fiduciary duty to plaintiffs. On April 26, 2019, Plaintiffs in the parallel litigation filed an appeal. This case remains stayed until the parallel litigation is finally concluded. Absent the court finding that StanCERA breached its fiduciary duty, Plaintiffs’ claim against Buck for aiding and abetting said breach would not appear viable. Buck will continue to aggressively defend these lawsuits. In August 2018, Conduent sold Buck Consultants, LLC; however, the Company retained this liability after the sale. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

Conduent Business Services, LLC v. Cognizant Business Services, LLC: On April 12, 2017, Conduent Business Services LLC (“CBS”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between CBS and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by CBS through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to CBS under CBS’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, CBS seeks damages in excess of $150 million. During the first quarter of 2018, CBS provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. CBS also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. Cognizant initially asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts allegedly not paid to Cognizant under the Contract and an alleged $25 million termination fee. CBS has responded to Cognizant’s counterclaims by denying the allegations. Cognizant subsequently filed a second amended counterclaim seeking an additional $43 million to satisfy the minimum revenue commitment attributable to the years 2017-2020, which increased Cognizant's damages claim to approximately $90 million. CBS will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q1 2020 Form 10-Q

Other Matters

Since 2014, Xerox Education Services, Inc. ("XES") has cooperated with several federal and state agencies regarding a variety of matters, including XES' self-disclosure to the U.S. Department of Education (the "Department") and the Consumer Financial Protection Bureau ("CFPB") that some third-party student loans under outsourcing arrangements for various financial institutions required adjustments. With the exception of an inquiry the Illinois Attorney General's Office commenced in September 2019, the Company has resolved the investigations the CFPB and several state agencies commenced and continues to work with the Department and the U.S. Department of Justice to resolve all outstanding issues, including a number of operational projects that XES discovered and disclosed since 2014. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which the Company serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of current reserves. The Company could, in future periods, incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2020, the Company had $591 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $210 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Revolver) to allow it to respond to future requests for proposals that require such credit support.

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

CNDT Q1 2020 Form 10-Q

Note 13 – Earnings per Share

We did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share data in whole dollars and shares in thousands)	2020	2019
Net income (loss)	$(49)	$(308)
Cash dividend paid - preferred stock	(2)	(2)
Adjusted Net Income (Loss) Available to Common Shareholders	$(51)	$(310)

Weighted average common shares outstanding	211,093	207,944
Common shares issuable with respect to:
Stock options	—	—
Restricted stock and performance units / shares	—	—
Adjusted Weighted Average Common Shares Outstanding	211,093	207,944

Net Income (Loss) per Share:
Basic	$(0.24)	$(1.49)
Diluted	$(0.24)	$(1.49)

CNDT Q1 2020 Form 10-Q

Note 14 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

(in millions)	March 31, 2020	December 31, 2019
Other Current Assets
Prepaid expenses	$86	$70
Income taxes receivable	43	38
Value-added tax (VAT) receivable	21	20
Restricted cash	18	9
Net receivable from buyers of divested businesses	52	52
Other	98	94
Total Other Current Assets	$318	$283
Other Current Liabilities
Accrued liabilities	$285	$309
Litigation related accruals	67	178
Current operating lease liabilities	87	91
Restructure reserves	7	15
Income tax payable	27	11
Other taxes payable	14	16
Other	48	27
Total Other Current Liabilities	$535	$647
Other Long-term Assets
Internal use software, net	$147	$150
Deferred contract costs, net	76	84
Product software, net	50	40
Other	111	113
Total Other Long-term Assets	$384	$387
Other Long-term Liabilities
Income tax liabilities	20	20
Unearned income	19	21
Restructuring reserves	5	6
Other	37	44
Total Other Long-term Liabilities	$81	$91

CNDT Q1 2020 Form 10-Q

Note 15 – Related Party Transactions

During the third quarter of 2019, Carl C. Icahn and his affiliates (shareholders) increased their ownership interest in the Company. In the normal course of business, the Company provides services to, and purchases from, certain related parties with the same shareholders. The services provided to these entities included those related to human resources, end-user support and other services and solutions. The purchases from these entities included office equipment and related services and supplies. In addition, we have a receivable related to certain income tax matters and a payable for certain litigation related reimbursement matters with our former parent company, Xerox Corporation. Revenue and purchases from these entities were included in Revenue and Costs of services / Selling, General and administrative, respectively, on the Company's Condensed Consolidated Statements of Income (Loss).

Transactions with related parties were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Revenue from related parties	$6	$9
Purchases from related parties	$6	$12

The Company's receivable and payable balances with related party entities were not material as of March 31, 2020 and December 31, 2019.

Note 16 – Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segments:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2019	$821	$621	$60	$1,502
Foreign currency translation	(9)	(6)	(1)	(16)
Balance at March 31, 2020	$812	$615	$59	$1,486

In the first quarter of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair values of any of our reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for any of our reporting units.

To the extent the COVID-19 pandemic continues to disrupt the economic environment, such as a decline in the performance of the reporting units or loss of a significant contract or multiple significant contracts, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.

In addition, the Company has assessed whether any impairment of its amortizable assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of March 31, 2020.

CNDT Q1 2020 Form 10-Q

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

Overview

As one of the largest business process services companies in the world, Conduent delivers mission-critical services and solutions on behalf of businesses and governments – creating exceptional outcomes for its clients and the millions of people who count on them. Through people, process expertise in transaction-intensive processing and technology such as analytics and automation, Conduent's solutions and services create value by improving efficiencies, reducing costs and enabling revenue growth. A majority of Fortune 100 companies and over 500 government entities depend on Conduent every day to manage their business processes and essential interactions with their end-users.

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

Headquartered in Florham Park, New Jersey, we have a team of approximately 65,000 people as of March 31, 2020, servicing customers from service centers in 25 countries.

COVID-19 Outbreak

Throughout the COVID-19 pandemic, we have continued to provide critical and best-in-class services to our customers and their end-users, while ensuring the health and safety of our greatest assets - our associates. To address the potential impact to our business, over the near-term, our Business Continuity team has established a proactive plan, which includes:

•Supporting our associates with a number of specific initiatives, including making improvements to our policies to extend short term disability, providing extra supplemental sick leave coverage, and introducing a hardship leave policy.

•Shifting majority of our workforce to work-from-home. This took a coordinated effort from our technology team and our site location representatives, while focusing on stringent safety and security precautions.

•Increased sanitation and social distancing for required on-site essential associates.

•Draw down on our revolving credit facility (Revolver) as a precautionary measure.

In addition, the Company’s COVID-19 response has also resulted in diversion of management's time and delayed investments from strategic, transformational and technology initiatives which had been planned.

As the crisis continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and their end-users and the Company and to continue to provide our mission-critical services and solutions.

CNDT Q1 2020 Form 10-Q

Financial Review of Operations

	Three Months Ended March 31,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
Revenue	$1,051	$1,158	$(107)	(9)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	832	906	(74)	(8)%
Selling, general and administrative (excluding depreciation and amortization)	116	127	(11)	(9)%
Research and development (excluding depreciation and amortization)	1	3	(2)	(67)%
Depreciation and amortization	117	115	2	2%
Restructuring and related costs	7	16	(9)	(56)%
Interest expense	17	20	(3)	(15)%
Goodwill impairment	—	284	(284)	(100)%
(Gain) loss on divestitures and transaction costs	4	14	(10)	(71)%
Litigation costs (recoveries), net	6	12	(6)	(50)%
Other (income) expenses, net	2	(1)	3
Total Operating Costs and Expenses	1,102	1,496	(394)

Income (Loss) Before Income Taxes	(51)	(338)	287
Income tax expense (benefit)	(2)	(30)	28
Net Income (Loss)	$(49)	$(308)	$259

Revenue

Revenue for the three months ended March 31, 2020 decreased, compared to the prior year period, primarily due to the impact from divestitures completed in 2019, contract losses, volume and price pressure and the impact of the COVID-19 pandemic. Partially offsetting these declines were increases from the ramp of new business.

The Company identified approximately $14 million of the revenue decline for the three months ended March 31, 2020 was directly attributable to the COVID-19 impact. The impact was primarily driven by lower volume demand in the Transportation and the Commercial Industries segments.

Cost of Services (excluding depreciation and amortization)

Cost of services for the three months ended March 31, 2020 decreased, compared to the prior year period, mainly driven by divestitures completed in 2019, reductions in real estate, information technology and labor costs from our strategic transformation initiatives, lost business, lower volumes and lower costs to support volume lost resulting from COVID-19. These savings were partially offset by increases in technology costs to support work from home and increased cleaning and sanitation expenses. The Company is implementing certain cost mitigation activities to offset these increased costs.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

Lower SG&A for the three months ended March 31, 2020, compared to the prior year period, was reflective of divested SG&A expenses, reductions in real estate costs, lower corporate overhead costs and reductions in labor costs. These savings were partially offset by increases in technology costs to support work from home. The Company is implementing certain cost mitigation activities to offset these increased costs.

CNDT Q1 2020 Form 10-Q

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2020 increased, compared to the prior year period, primarily due to increased capitalized software amortization for new projects placed in service.

Restructuring and Related Costs

We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended March 31,
(in millions, except headcount in whole numbers)	2020	2019
Severance and related costs	$—	$3
Data center consolidation	2	9
Termination and other costs	3	4
Total Net Current Period Charges	5	16
Consulting and other costs(1)	2	—
Restructuring and Related Costs	$7	$16
___________
(1)Represents professional support costs associated with our strategic transformation program.

Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decrease in Interest expense for the three months ended March 31, 2020, compared to the prior year period, was driven primarily by a lower average debt balance. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional information.

Goodwill Impairment

There was no goodwill impairment for the three months ended March 31, 2020. The goodwill impairment for the three months ended March 31, 2019 related to the write-down of the carrying values of the Transportation segment.

(Gain) Loss on Divestitures and Transaction Costs

The costs included in the three months ended March 31, 2020 consist of professional fees related to the strategic review by the Company's Board of Directors. The costs included in the three months ended March 31, 2019 consist of $5 million of changes in estimates related to losses on divestitures and $9 million of transaction and related costs, $4 million of which relates to costs to remediate Payment Card Industry Data Security Standards compliance issues related to the sale of select standalone customer care contracts to Skyview Capital LLC.

Litigation Costs (Recoveries), Net

Net litigation costs for the three months ended March 31, 2020 primarily consist of costs related to certain reimbursement matters with our former parent company, Xerox Corporation. Net litigation costs for the three months ended March 31, 2019 primarily consist of the $13 million expense related to the Texas litigation.

Refer to Note 11 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

CNDT Q1 2020 Form 10-Q

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act provides for various tax relief and tax incentive measures, which are not expected to have a material impact on the Company's income tax provision. The payment of the employer share of payroll taxes for the remainder of 2020 will be deferred to 2021 & 2022 under the CARES Act, which will provide a temporary operating cash flow benefit.

The effective tax rate for the three months ended March 31, 2020 was 3.9%, compared to 8.9% for the three months ended March 31, 2019. The March 31, 2020 rate was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, valuation allowances and tax charges recognized on the vesting of employee equity awards, partially offset by tax credits.

The effective tax rate for the three months ended March 31, 2019 was lower than the U.S. statutory tax rate of 21%, primarily due to the goodwill impairment charge being partially non-deductible for tax and the geographic mix of income, partially offset by the tax benefit recognized on the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC.

Excluding the impact of valuation allowances, vesting of equity awards, amortization of intangible assets and restructuring costs, the normalized effective tax rate for the three months ended March 31, 2020 was 33.3%. The normalized effective tax rate of 34.7% for the three months ended March 31, 2019, was predominantly impacted by the goodwill impairment, divestitures, the Texas litigation reserve, charges for amortization of intangible assets, restructuring and divestiture related costs.

The Company believes it is reasonably possible that unrecognized tax benefits of approximately $13 million will reverse within 12 months due to an anticipated audit settlement.

Operations Review of Segment Revenue and Profit

During the first quarter of 2020, we realigned our sales organization and certain shared IT and other allocated costs to reflect how we currently manage our business. All prior periods presented have been revised to reflect this change. Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for the following three segments:

•Commercial Industries,
•Government Services, and
•Transportation.

Other operations include our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

Shared IT / Infrastructure & Corporate Costs includes both normal ongoing IT infrastructure and enterprise application costs and costs related to modernization of a significant portion of our infrastructure with new systems and processes and consolidation of our data centers as part of our transformation initiatives. It also includes costs related to corporate overhead functions and shared real estate costs. These costs are not allocated to the reportable segments.

There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations. In addition, the Company’s COVID-19 response has also resulted in diversion of management's time and delayed investments from strategic, transformational and technology initiatives which had been planned. See Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and see Part II, Item 1A – Risk Factors of this Form 10-Q for additional information.

CNDT Q1 2020 Form 10-Q

Results of financial performance by segment were:

	Three Months Ended March 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2020				Divestitures	Other
Revenue	$572	$290	$189	$—	$—	$—	$1,051
Segment profit (loss)	$90	$93	$23	$—	$4	$(165)	$45
Segment depreciation and amortization	$25	$6	$9	$—	$—	$18	$58
Adjusted EBITDA	$115	$99	$32	$—	$(3)	$(147)	$96

% of Total Revenue	54.4%	27.6%	18.0%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	20.1%	34.1%	16.9%	—%	—%	—%	9.1%

2019
Revenue	$612	$325	$184	$36	$1	$—	$1,158
Segment profit (loss)	$117	$80	$19	$1	$—	$(148)	$69
Segment depreciation and amortization	$22	$9	$9	$—	$—	$14	$54
Adjusted EBITDA	$139	$89	$28	$1	$—	$(134)	$123

% of Total Revenue	52.8%	28.1%	15.9%	3.1%	0.1%	—%	100.0%
Adjusted EBITDA Margin	22.7%	27.4%	15.2%	2.8%	—%	—%	10.6%

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three months ended March 31, 2020 decreased, compared to the prior year period, primarily driven by contract losses and the adverse effects of COVID-19, partially offset by revenue from new contracts. The COVID-19 related impact was primarily driven by reduced volumes in our Customer Experience Management service offering and reduced interest rates impacting revenue generated from account balances in the Health Savings Account (BenefitWallet), which is part of our Human Resource Services offering.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for the three months ended March 31, 2020, compared to the prior year period, were mainly driven by overall revenue declines and the adverse effects of COVID-19, partially offset by reductions in IT, real estate and labor costs from our transformation initiatives.

Government Services Segment

Revenue

Government Services revenue for the three months ended March 31, 2020, decreased compared to the prior year period, primarily driven by contract losses and volume pressure. These declines were partially offset by ramp of new business and volume increases and COVID-19 related volume increases.

CNDT Q1 2020 Form 10-Q

Segment Profit and Adjusted EBITDA

Increases in the Government Services segment profit and adjusted EBITDA margin for the three months ended March 31, 2020, compared to the prior year period, were mainly driven by reductions in IT and delivery spend, partially offset by reduced revenue.

Transportation Segment

Revenue

Transportation revenue for the three months ended March 31, 2020 increased, compared to the prior year period, primarily driven by ramp of new business and volume increases, partially offset by lost business and COVID-19 related impact. The COVID-19 related impacts were primarily driven by volume pressure in the Roadway Charging & Management Services and Curbside Management Solutions service offerings and project delays in the Transit Solutions service offering.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin for the three months ended March 31, 2020 increased, compared to the prior year period, mainly driven by increased revenue and reduced IT platform spend, partially offset by the loss of higher margin business primarily related to COVID-19.

Other

Revenue

Other revenue for the three months ended March 31, 2020 decreased, compared to the prior year period, driven mainly by the divestitures completed in 2019.

Segment Profit (Loss) and Adjusted EBITDA

Increase in Other segment profit for the three months ended March 31, 2020, compared to the prior year period, was primarily due to the adjustment to the remaining California MMIS settlement liability of $7 million as a result of the contract expiration on March 31, 2020.

Shared IT / Infrastructure & Corporate Costs

Shared IT/Infrastructure and Corporate costs for the three months ended March 31, 2020 increased, compared to the prior year period. This was primarily driven by an increase in shared infrastructure related IT due to some discrete non-recurring credits benefiting the prior year, as well as increased costs incurred due to COVID-19, partially offset by reduced corporate overhead.

Metrics

Signings

The Company has re-defined the way it classifies new business to align with the new organizational structure in order to properly align incentives with measurement metrics. The Global Sales Organization, consisting of Sales Executives, is now responsible for securing sales to new clients or sales of new capabilities to existing clients. The Company defines these as New Logo/New Capability sales. During the first quarter of 2020, the Company sold $282 million of New Logo/New Capability, representing a 127% increase when compared to prior period. New business wins for the quarter were driven by large wins in the Customer Experience Management service offering, which is part of our Commercial Industries segment, Government Services segment and the Transportation segment.

CNDT Q1 2020 Form 10-Q

The account managers within the business units are responsible for existing add-on sales. The Company signed $42 million of existing add-on sales in the first quarter of 2020, representing a 58% decrease compared to the prior period. In total, the Company signed $324 million of new business in the first quarter of 2020, representing a 44.0% increase compared to the prior period.

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts. The amounts in the following table exclude divestitures.

	Three Months Ended March 31,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
New logo & New capability TCV	$282	$124	$158	127%
Add-on expansion TCV	42	101	$(59)	(58)%
Renewals TCV	515	727	(212)	(29)%
Total Signings	$839	$952	$(113)	(12)%

Total signings for the three months ended March 31, 2020 decreased, compared to the prior year period, driven by declines in renewal signings, partially offset by increases in new business signings.

Renewal Rate

Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period, excluding any contracts that were not renewed and where a strategic action to improve the risk or profitability had been initiated.

Excluding our strategic decision not to renew certain contracts and impact of divestitures, renewal rates for the three months ended March 31, 2020 and 2019 were 93% and 92%, respectively.

Critical Accounting Policies

COVID-19 Outbreak

The Company is experiencing disruptions to its business, costs, operations, supply chain, and customer demand for its services and solutions due to the rapid and widening spread of the COVID-19 pandemic. While we experienced some benefits, mainly increases in certain government subsidy programs such as Supplemental Nutrition Assistance Program and Unemployment Insurance, these were more than offset with declines in retail call volumes, large banking client volume declines in transaction processing, interest rate exposure in our BenefitWallet business, declines in child support and Medicaid volumes, transit solutions and curbside management solutions volume, among other challenges. We expect similar challenges and potential declines in volume ahead of us, but we also have some offsetting factors such as leveraging automation, focusing on temporary and long-term cost solutions through re-engineering our operating model and leveraging our work-from-home infrastructure.

The Company also continues to monitor the potential impact on the carrying values of certain assets. These foregoing factors and other factors, which may worsen, can be expected to have a material adverse impact on our business, operations, financial results and capital resources. The ultimate impact of the COVID-19 pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of potential impacts on our business, our services and business offerings or our operating results, financial condition and cash flow. Management uses significant judgment in determining the impact of the COVID-19 pandemic on its financial results for the current period and for any future periods. Changes in management's assumptions and judgment relating to the impact of COVID-19 could significantly affect the amounts disclosed in the MD&A – Financial Review of Operations and the MD&A – Operations Review of Segment Revenue and Profit, as the effect of the COVID-19 pandemic. For additional information on various COVID-19 impacts, uncertainties and risks, see Part II, Item 1A – Risk Factors included in this Form 10-Q

CNDT Q1 2020 Form 10-Q

Capital Resources and Liquidity

As of March 31, 2020, and December 31, 2019, total cash and cash equivalents were $395 million and $496 million, respectively. The Company also has a $750 million Revolver for its various cash needs, of which $150 million has been drawn, as a precautionary measure in March 2020 in response to the COVID-19 pandemic, and $82 million issued for letters of credit. The net Revolver available to be drawn upon as of March 31, 2020, was $518 million. $71 million of the $82 million letters of credit utilized matured on April 16, 2020, thereby increasing the net Revolver available to be drawn upon to $589 million as of April 16, 2020.

Pursuant to the terms of the State of Texas Agreement, the Company was required to pay the State of Texas $236 million, of which $118 million was paid in 2019 and $118 million paid in January 2020. The case has been dismissed with prejudice with a full release and discharge of the Company. Refer to Note 11 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

As of March 31, 2020, our total long-term debt outstanding was $1.7 billion of which $60 million was due within one year. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional debt information.

In order to provide financial flexibility and finance certain investments and projects, we may continue to utilize external financing arrangements. However, we believe that our cash on hand, projected cash flow from operations, sound balance sheet and revolving line of credit will continue to provide sufficient financial resources to meet our expected business obligations for at least the next twelve months.

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2020	2019	Better (Worse)
Net cash provided by (used in) operating activities	$(192)	$(49)	$(143)
Net cash provided by (used in) investing activities	$(23)	$(168)	145
Net cash provided by (used in) financing activities	$130	$(22)	152

Historically the Company generates the majority of its cash from operating activities in the latter part of the year. As such, the Company expects the second quarter 2020 cash flow from operations to also be negative.

Operating activities

The net increase in cash used in operating activities of $143 million, compared to the prior year period, was primarily related to the $118 million final payment for the Texas litigation, lower adjusted EBITDA of $27 million and other working capital decreases of $18 million, partially offset by lower net cash income tax payments of $20 million.

Investing activities

The decrease in cash used in investing activities of $145 million was primarily due to decreased spending for capital expenditures and the absence of acquisition and divestiture payments.

Financing activities

The increase in cash from financing activities was primarily related to the $150 million draw down from our $750 million revolving credit facility.

CNDT Q1 2020 Form 10-Q

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

Recent market and economic events have not caused us to materially modify nor change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 7 – Financial Instruments in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the “Market Risk Management” section in Item 2 of this Form 10-Q is hereby incorporated by reference in answer to this Item.

ITEM 4 — CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to the Company, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information set forth under Note 11 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

CNDT Q1 2020 Form 10-Q

ITEM 1A — RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2019 Annual Report on Form 10-K. Below are additions to our risk factors as previously reported in our 2019 Annual Report on Form 10-K.

Supplemental Risk Factor

In light of recent developments relating to the COVID-19 pandemic, the Company is supplementing the risk factors previously disclosed in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 27, 2020, to include the following risk factor:

Our business has been and will continue to be negatively impacted by the ongoing coronavirus pandemic.

Beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic and has spread to most regions of the world.

As a result of the COVID-19 pandemic, we have experienced and can be expected to continue to experience disruptions to our business, our operations, the delivery of our services and customer demand for our services and business offerings, including:

•Social distancing, shelter-in-place and stay-at-home requirements and guidance of national, regional, state and local governments have required that substantial services being performed by us for our customers be shifted to work-from-home alternatives, which have created added burdens, risks and costs, including but not limited to: the added cost and uncertainty created by a significant change in our delivery model; delays and disruptions resulting from organizing and implementing work-from-home solutions, particularly in our lower cost geographies, such as India and the Philippines, which have not in the past generally permitted or accommodated work-from-home alternatives; customer protocols not allowing, without express customer waiver or permission, work-from-home alternatives, due to sensitivity of customer data, inclusion of personally identifiable information, cybersecurity and data security concerns, and other factors; delays and disruptions in providing customer services which may adversely affect our reputation and may in the future result in failure to satisfy customer contract requirements and other noncompliance issues; challenges in and cost of equipping work-from-home solutions with appropriate technology equipment and software, with suitable security protections; potential for increased cybersecurity and other data security issues; compliance with legal, regulatory, industry and customer standards and specifications; and increased logistical issues resulting from unexpected shift in service delivery model. As a result of these and other factors related to work-from-home solutions, we have experienced and can be expected to continue to experience delays and disruptions and an adverse impact on our business, operations, costs, satisfaction of customer requirements and operating results and financial condition.

•The COVID-19 pandemic has impacted and may be expected to continue to adversely impact customer demand for our services and business offerings. Many of our customers have experienced and will continue to experience substantial disruption in their own operations. In addition, many of our governmental and non-governmental customers have been allocating resources and management attention away from the ordinary conduct of their business and toward responding to COVID-19 related emergent events. Our sales and marketing personnel are also largely required to perform their services via virtual or other telecommunication alternatives, rather than in-person interactions. The COVID-19 pandemic has also resulted in greater customer uncertainty in their short-term and longer-term needs. In addition, under certain contracts we earn revenues based on the number of transactions processed, such as, for example, certain transportation and credit card processing arrangements where the number of transactions has decreased due to the COVID-19 pandemic. These and other pandemic-related factors have and will continue to adversely impact revenues, sales, new business opportunities, pricing and our sales pipeline.

CNDT Q1 2020 Form 10-Q

•Further, our management has been focused on mitigating the impact of the COVID-19 pandemic, which has required and will continue to require a substantial investment of time and resources across our enterprise. This has resulted and can be expected to continue to result in a diversion of management attention, resources and previously planned investments away from strategic, transformational and technology initiatives which had been intended to improve customer demand, new business opportunities, business retention, service delivery, potential divestitures or acquisitions, and the overall profitability of our business and we cannot predict how long this may continue.

•Our government contracts are often subject to a government entity’s right to change the scope of work or to terminate their project for funding reasons or at their convenience. Due to the COVID-19 pandemic and its current and future impact on governments, budgets and resources, we may experience government contracts’ reductions or terminations.

•We are a leading provider of business processing services concentrated on transaction-intensive processing including financial transactions. If we fail to satisfy a customer’s requirements or specifications, we could incur additional costs to address such dissatisfaction or on account of such deficiency as well as receive notice of termination. The COVID-19 pandemic has had and can be expected to continue to have an impact on compliance and non-interruption of service under certain customer contractual requirements, and certain customer relationships can be expected to be adversely impacted, in addition to our incurring added costs in response to any deficiency.

•The COVID-19 pandemic may have had and may continue to have an adverse impact on the operations, financial results and finances of many of our customers, which could impact customer payment cycles and payments due from customers.

•We rely on third parties to provide technology, other services and products we need to operate our business. Delays or interruption in the operations of third parties on which we rely may result in disruptions in our own operations and fulfillment of our customers’ requirements.

•The economic downturn could also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which could require us to recognize further asset impairment.

•We also cannot predict the impact of remote working arrangements on our internal systems and normal administrative services.

•To the extent we draw under our credit facility, our debt would increase. Such increase in our level of debt could adversely affect our financial results or ability to incur additional debt and could negatively impact our credit ratings. In addition, as a result of the risks described above, we may be required to raise additional debt or equity financing, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for our industry as a whole. If, as a result of COVID-19, credit agencies downgrade our credit ratings, or general market conditions were to ascribe higher risk to our credit rating levels, our access to capital and cost of debt financing may be negatively impacted and certain of our existing commercial agreements may require us to post collateral; the continuing impact of the COVID-19 pandemic could also negatively impact our compliance with our financial covenants under our credit facilities. In addition, the terms of future debt agreements could include more restrictive covenants.

•The trading prices for our common shares and the securities of other companies in our industry have been highly volatile as a result of the COVID-19 pandemic and a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect the financial markets, the value of our common shares and our ability to obtain equity or debt financing on favorable or acceptable terms.

CNDT Q1 2020 Form 10-Q

The COVID-19 pandemic continues to rapidly evolve, and additional material impacts and disruptions are likely to occur. These and other factors, which may worsen, can be expected to have a material adverse impact on our business, operations, financial results and capital resources. The ultimate impact of the COVID-19 pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of potential impacts on our business, our services and business offerings or our operating results and financial condition.

Please also refer to the complete Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020 for additional risks and uncertainties facing the Company, any of which risks and uncertainties can be expected to be further heightened by the COVID-19 pandemic and have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and capital resources.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Sales of Unregistered Securities during the Quarter ended March 31, 2020

During the quarter ended March 31, 2020, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)Issuer Purchases of Equity Securities during the Quarter ended March 31, 2020

None.

CNDT Q1 2020 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

*10.6(a)(vi)	Form of Restricted Stock Unit Award Agreement 2020 under the PIP.

*10.6(a)(vii)	Form of Performance Restricted Stock Unit Award Agreement 2020 under the PIP.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

CNDT Q1 2020 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ MARIO A. POMPEO
Mario A. Pompeo Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 7, 2020

CNDT Q1 2020 Form 10-Q