Form 10-Q
period 2020-06-30
CONDUENT Inc
filed 2020-08-07
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at July 31, 2020
Common Stock,	$0.01 par value	209,228,322

CNDT Q2 2020 Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) and any exhibits to this Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “aim,” “should,” "continue to" and similar expressions, as they relate to us, are intended to identify forward-looking statements. In addition, all statements regarding the anticipated effects of the novel coronavirus, or COVID-19, pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, and markets, results of operations and financial condition and anticipated actions to be taken by management to sustain our business during the economic uncertainty caused by the pandemic and related governmental and business actions, as well as other statements that are not strictly historical in nature, are forward looking. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that could cause actual results to differ materially. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. These forward-looking statements are also subject to the significant continuing impact of the COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are highly uncertain and cannot be predicted.

Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: the impact of the ongoing COVID-19 pandemic; government appropriations and termination rights contained in our government contracts; risk and impact of potential goodwill and other asset impairments; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; risk and impact of geographical events, natural disasters and other factors (such as pandemics, including COVID-19) in a particular country or region on our workforce, customers, vendors, partners and the global economy; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our continuing emphasis on and shift toward technology-led digital transactions; customer decision-making cycles and lead time for customer commitments; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to modernize our information technology infrastructure and consolidate data centers; our ability to comply with data security standards; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; the outcome of litigation to which we are a party from time to time; changes in the volatility of our stock price and the risk of litigation following a decline in the price of our stock; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q, our quarterly report on Form 10-Q for the quarter ended March 31, 2020, as well as in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and any Current Report on Form 8-K. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

CNDT Q2 2020 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

June 30, 2020

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q2 2020 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenue	$1,016	$1,112	$2,067	$2,270

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	795	879	1,627	1,785
Selling, general and administrative (excluding depreciation and amortization)	111	121	227	248
Research and development (excluding depreciation and amortization)	—	2	1	5
Depreciation and amortization	115	112	232	227
Restructuring and related costs	29	26	36	42
Interest expense	15	20	32	40
Goodwill impairment	—	1,067	—	1,351
(Gain) loss on divestitures and transaction costs	2	2	6	16
Litigation costs (recoveries), net	14	1	20	13
Other (income) expenses, net	(1)	1	1	—
Total Operating Costs and Expenses	1,080	2,231	2,182	3,727

Income (Loss) Before Income Taxes	(64)	(1,119)	(115)	(1,457)

Income tax expense (benefit)	(13)	(90)	(15)	(120)
Net Income (Loss)	$(51)	$(1,029)	$(100)	$(1,337)

Net Income (Loss) per Share:
Basic	$(0.25)	$(4.94)	$(0.50)	$(6.44)
Diluted	$(0.25)	$(4.94)	$(0.50)	$(6.44)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net Income (Loss)	$(51)	$(1,029)	$(100)	$(1,337)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	2	(1)	(26)	6
Reclassification of currency translation adjustments on divestitures	—	—	—	15
Reclassification of divested benefit plans and other	—	—	—	(1)
Unrecognized gains (losses), net	2	—	(1)	1
Changes in benefit plans, net	—	—	1	—
Other Comprehensive Income (Loss), Net	4	(1)	(26)	21

Comprehensive Income (Loss), Net	$(47)	$(1,030)	$(126)	$(1,316)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$428	$496
Accounts receivable, net	693	652
Contract assets	160	155
Other current assets	287	283
Total current assets	1,568	1,586
Land, buildings and equipment, net	309	342
Operating lease right-of-use assets	255	271
Intangible assets, net	306	426
Goodwill	1,491	1,502
Other long-term assets	397	387
Total Assets	$4,326	$4,514
Liabilities and Equity
Current portion of long-term debt	$68	$50
Accounts payable	170	198
Accrued compensation and benefits costs	182	174
Unearned income	106	108
Other current liabilities	496	647
Total current liabilities	1,022	1,177
Long-term debt	1,581	1,464
Deferred taxes	93	111
Operating lease liabilities	218	229
Other long-term liabilities	95	91
Total Liabilities	3,009	3,072

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,896	3,890
Retained earnings (deficit)	(2,290)	(2,185)
Accumulated other comprehensive loss	(433)	(407)
Total Equity	1,175	1,300
Total Liabilities and Equity	$4,326	$4,514

Shares of common stock issued and outstanding	209,225	211,511
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(100)	$(1,337)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	232	227
Contract inducement amortization	1	1
Deferred income taxes	(29)	(140)
Goodwill impairment	—	1,351
(Gain) loss from investments	(2)	(1)
Amortization of debt financing costs	3	3
(Gain) loss on divestitures and transaction costs	6	16
Stock-based compensation	9	14
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(44)	(64)
(Increase) decrease in other current and long-term assets	(41)	(79)
Increase (decrease) in accounts payable and accrued compensation	(24)	(82)
Increase (decrease) in restructuring liabilities	6	8
Increase (decrease) in other current and long-term liabilities	(152)	(142)
Net change in income tax assets and liabilities	17	(9)
Net cash provided by (used in) operating activities	(118)	(234)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(30)	(76)
Proceeds from sale of land, buildings and equipment	—	2
Cost of additions to internal use software	(30)	(37)
Payments for acquisitions, net of cash acquired	—	(90)
Proceeds (payments) from divestitures, including cash sold	2	(8)
Net cash provided by (used in) investing activities	(58)	(209)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	150	—
Payments on debt	(28)	(28)
Taxes paid for settlement of stock based compensation	(3)	(6)
Dividends paid on preferred stock	(5)	(5)
Net cash provided by (used in) financing activities	114	(39)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	2
Increase (decrease) in cash, cash equivalents and restricted cash	(68)	(480)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	505	765
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$437	$285
 ___________
(1)Includes $9 million of restricted cash as of both June 30, 2020 and 2019, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30, 2020
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2020	$2	$3,891	$(2,236)	$(437)	$1,220
Cash dividends paid - preferred stock, $20/share	—	—	(3)	—	(3)
Stock option and incentive plans, net	—	5	—	—	5
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(51)	—	(51)
Other comprehensive income (loss), net	—	—	—	4	4
Total Comprehensive Income (Loss), Net	—	—	(51)	4	(47)
Balance at June 30, 2020	$2	$3,896	$(2,290)	$(433)	$1,175

	Three Months Ended June 30, 2019
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2019	$2	$3,879	$(551)	$(403)	$2,927
Cash dividends paid - preferred stock, $20/share	—	—	(3)	—	(3)
Stock option and incentive plans, net	—	7	—	—	7
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(1,029)	—	(1,029)
Other comprehensive income (loss), net	—	—	—	(1)	(1)
Total Comprehensive Income (Loss), Net	—	—	(1,029)	(1)	(1,030)
Balance at June 30, 2019	$2	$3,886	$(1,583)	$(404)	$1,901

	Six Months Ended June 30, 2020
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2019	$2	$3,890	$(2,185)	$(407)	$1,300
Cash dividends paid - preferred stock, $40/share	—	—	(5)	—	(5)
Stock option and incentive plans, net	—	6	—	—	6
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(100)	—	(100)
Other comprehensive income (loss), net	—	—	—	(26)	(26)
Total Comprehensive Income (Loss), Net	—	—	(100)	(26)	(126)
Balance at June 30, 2020	$2	$3,896	$(2,290)	$(433)	$1,175

	Six Months Ended June 30, 2019
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$3,222
Cash dividends paid - preferred stock, $40/share	—	—	(5)	—	(5)
Cumulative effect of accounting change	—	—	(8)	—	(8)
Stock option and incentive plans, net	—	8	—	—	8
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(1,337)	—	(1,337)
Other comprehensive income (loss), net	—	—	—	21	21
Total Comprehensive Income (Loss), Net	—	—	(1,337)	21	(1,316)
Balance at June 30, 2019	$2	$3,886	$(1,583)	$(404)	$1,901
 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2020 Form 10-Q

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

As of June 30, 2020, the impact of the outbreak of COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

CNDT Q2 2020 Form 10-Q

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

New Accounting Standards To Be Adopted

Income Taxes: In December 2019, the FASB issued updated accounting guidance to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This updated guidance is effective for fiscal years beginning January 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Reference Rate Reform: In March 2020, the FASB issued updated guidance relating to the accounting for the discontinuation of the London Inter-bank Offered Rate (LIBOR), referred to as the reference rate reform. This guidance provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the reference rate reform if certain criteria are met. This guidance is applicable to contract modifications that replace a reference LIBOR rate affected by reference rate reform. The amendments may be applied through December 31, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

CNDT Q2 2020 Form 10-Q

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Commercial Industries:
Customer experience management	$157	$158	$325	$329
Business operations solutions	133	157	286	323
Commercial healthcare solutions	103	123	216	245
Human resource services	127	154	265	307
Total Commercial Industries	520	592	1,092	1,204
Government Services:
Government healthcare solutions	154	175	306	352
Government services solutions	177	151	315	299
Total Government Services	331	326	621	651
Transportation:
Roadway charging & management services	71	81	149	160
Transit solutions	61	62	128	116
Curbside management solutions	14	28	36	55
Public safety solutions	17	20	37	41
Commercial vehicles	2	3	4	6
Total Transportation	165	194	354	378
Other:
Divestitures	—	—	—	36
Education	—	—	—	1
Total Other	—	—	—	37
Total Consolidated Revenue	$1,016	$1,112	$2,067	$2,270

Timing of Revenue Recognition:
Point in time	$32	$34	$62	$73
Over time	984	1,078	2,005	2,197
Total Revenue	$1,016	$1,112	$2,067	$2,270

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

CNDT Q2 2020 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	June 30, 2020	December 31, 2019
Contract Assets (Unearned Income)
Current contract assets	$160	$155
Long-term contract assets(1)	16	10
Current unearned income	(106)	(108)
Long-term unearned income(2)	(22)	(21)
Net Contract Assets (Unearned Income)	$48	$36
Accounts receivable, net	$693	$652
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets

Revenues of $22 million and $64 million were recognized during the three and six months ended June 30, 2020, respectively, related to the Company's unearned income at December 31, 2019. Revenues of $28 million and $81 million were recognized during the three and six months ended June 30, 2019, respectively, related to the Company's unearned income at December 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2020 was approximately $1.6 billion. The Company expects to recognize approximately 67% of this revenue over the next two years and the remainder thereafter.

Note 4 – Segment Reporting

Our reportable segments correspond to how we organize and manage the business, as defined by our CEO, who is also our Chief Operating Decision Maker (CODM), and are aligned to the industries in which our clients operate. Our segments involve the delivery of business process services and include service arrangements where we manage a customer's business activity or process. During the first quarter of 2020, we realigned our sales organization and certain shared IT and other allocated functions to reflect how we currently manage our business. All prior periods presented have been revised to reflect this change in costs structure.

Our financial performance is based on Segment Profit / (Loss) and Segment Adjusted EBITDA for our three reportable segments (Commercial Industries, Government Services and Transportation), Other and Shared IT / Infrastructure & Corporate Costs. Our CODM does not evaluate operating segments using discrete asset information.

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

CNDT Q2 2020 Form 10-Q

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

Shared IT / Infrastructure & Corporate Costs includes both normal ongoing IT infrastructure and enterprise application costs and costs related to modernization of a significant portion of our infrastructure with new systems and processes. It also includes costs related to corporate overhead functions and shared real estate costs. These costs are not allocated to the reportable segments.

Selected financial information for our reportable segments was as follows:

	Three Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2020				Divestitures	Other
Revenue	$520	$331	$165	$—	$—	$—	$1,016
Segment profit (loss)	$72	$115	$31	$—	$(1)	$(162)	$55
Segment depreciation and amortization	$24	$5	$8	$—	$—	$18	$55
Adjusted EBITDA	$96	$120	$39	$—	$(1)	$(144)	$110

2019
Revenue	$592	$326	$194	$—	$—	$—	$1,112
Segment profit (loss)	$111	$95	$29	$—	$—	$(176)	$59
Segment depreciation and amortization	$21	$7	$8	$—	$—	$15	$51
Adjusted EBITDA	$132	$102	$41	$—	$—	$(161)	$114

	Six Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2020				Divestitures	Other
Revenue	$1,092	$621	$354	$—	$—	$—	$2,067
Segment profit (loss)	$162	$208	$54	$—	$3	$(327)	$100
Segment depreciation and amortization	$49	$11	$17	$—	$—	$36	$113
Adjusted EBITDA	$211	$219	$71	$—	$(4)	$(291)	$206

2019
Revenue	$1,204	$651	$378	$36	$1	$—	$2,270
Segment profit (loss)	$228	$175	$48	$1	$—	$(324)	$128
Segment depreciation and amortization	$43	$16	$17	$—	$—	$29	$105
Adjusted EBITDA	$271	$191	$69	$1	$—	$(295)	$237

CNDT Q2 2020 Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2020	2019	2020	2019
Income (Loss) Before Income Taxes	$(64)	$(1,119)	$(115)	$(1,457)
Reconciling items:
Amortization of acquired intangible assets	60	61	120	123
Restructuring and related costs	29	26	36	42
Interest expense	15	20	32	40
Goodwill impairment	—	1,067	—	1,351
(Gain) loss on divestitures and transaction costs	2	2	6	16
Litigation costs (recoveries), net	14	1	20	13
Other (income) expenses, net	(1)	1	1	—
Segment Pre-tax Income (Loss)	$55	$59	$100	$128
Segment depreciation and amortization (including contract inducements)	$55	$51	$113	$105
CA MMIS charge (credit)	—	—	(7)	—
Other adjustments	—	4	—	4
Adjusted EBITDA	$110	$114	$206	$237

Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

Note 5 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in lease terminations, asset impairments and other related costs. Also included in Restructuring and related costs in the table below are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $6 million and $9 million for the three months ended June 30, 2020 and 2019, respectively, and $8 million and $18 million for the six months ended June 30, 2020 and 2019, respectively. Management continues to evaluate the Company's business, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

A summary of the Company's restructuring program activity during the six months ended June 30, 2020 and 2019 was as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2019	$15	$6	$—	$21
Provision	10	10	11	31
Changes in estimates	—	1	—	1
Total Net Current Period Charges(1)	10	11	11	32
Charges against reserve and currency	(13)	(13)	(11)	(37)
Accrued Balance at June 30, 2020	$12	$4	$—	$16

CNDT Q2 2020 Form 10-Q

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2018	$13	$36	$—	$49
Provision	18	20	7	45
Changes in estimates	(2)	(3)	—	(5)
Total Net Current Period Charges(1)	16	17	7	40
Charges against reserve and currency	(10)	(22)	(7)	(39)
Reclassification to operating lease ROU assets(2)	—	(22)	—	(22)
Accrued Balance at June 30, 2019	$19	$9	$—	$28
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.
(2)Relates to the adoption of the new lease guidance.

In addition, the Company recorded professional support costs associated with the strategic transformation program in Restructuring and related costs of $2 million and $2 million for the three months ended June 30, 2020 and 2019, respectively, and $4 million and $2 million for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Commercial Industries	$5	$9	$7	$11
Government Services	1	1	1	1
Transportation	3	—	3	1
Other	—	—	—	1
Shared IT / Infrastructure & Corporate Costs	18	14	21	26
Total Net Restructuring Charges	$27	$24	$32	$40

Note 6 – Debt

Long-term debt was as follows:

(in millions)	June 30, 2020	December 31, 2019
Term loan A due 2022	$648	$664
Term loan B due 2023	820	824
Revolving credit facility due 2022	150	—
Senior notes due 2024	34	34
Finance lease obligations	19	17
Principal debt balance	1,671	1,539
Debt issuance costs and unamortized discounts	(22)	(25)
Less: current maturities	(68)	(50)
Total Long-term Debt	$1,581	$1,464

As of June 30, 2020, the Company has borrowed $150 million of its $750 million Senior Revolving Credit Facility (Revolver). In addition, the Company has utilized $8 million of the Revolver to issue letters of credit. The net Revolver available to be drawn upon as of June 30, 2020 was $592 million.

At June 30, 2020 and December 31, 2019, the Company was in compliance with all debt covenants related to the borrowings in the table above.

CNDT Q2 2020 Form 10-Q

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
At June 30, 2020 and December 31, 2019, the Company had outstanding forward exchange contracts with gross notional values of $162 million and $207 million, respectively. At June 30, 2020, approximately 74% of these contracts mature within three months, 10% in three to six months, 12% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

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

(in millions)	June 30, 2020	December 31, 2019
Assets:
Foreign exchange contract - forward	$1	$2
Total Assets	$1	$2
Liabilities:
Foreign exchange contracts - forward	$1	$—
Total Liabilities	$1	$—

CNDT Q2 2020 Form 10-Q

Summary of Other Financial Assets and Liabilities

The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,581	$1,436	$1,464	$1,449
Contingent consideration payable	$4	$4	$4	$4

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

Note 9 – Employee Benefit Plans

The Company has post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans. Historically, the Company matched a portion of employee contributions. However, beginning in 2019, the Company suspended its match to the 401(k) plan for all U.S. salaried employees. Additionally, during the second quarter of 2020, the Company extended the suspension of its match to the 401(k) plan to also include all U.S. hourly employees.

The Company recognized an expense related to its defined contribution plans of $0 million and $2 million for the three months ended June 30, 2020 and 2019, respectively, and $1 million and $5 million for the six months ended June 30, 2020 and 2019, respectively.

Note 10 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)
Other comprehensive income (loss) before reclassifications	(26)	(1)	1	(26)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(26)	(1)	1	(26)
Balance at June 30, 2020	$(434)	$2	$(1)	$(433)

CNDT Q2 2020 Form 10-Q

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)
Other comprehensive income (loss) before reclassifications	6	1	—	7
Amounts reclassified from accumulated other comprehensive loss	15	—	(1)	14
Net current period other comprehensive income (loss)	21	1	(1)	21
Balance at June 30, 2019	$(405)	$3	$(2)	$(404)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 11 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation, regulatory and other matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of June 30, 2020. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed consolidated financial position or liquidity. As of June 30, 2020, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

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

CNDT Q2 2020 Form 10-Q

Employees’ Retirement System of the Puerto Rico Electric Power Authority et al v. Conduent Inc. et al.: On March 8, 2019, a putative class action lawsuit alleging violations of certain federal securities laws in connection with our statements and alleged omissions regarding our financial guidance and business and operations was filed against us, our former Chief Executive Officer, and our Chief Financial Officer in the United States District Court for the District of New Jersey. The complaint seeks certification of a class of all persons who purchased or otherwise acquired our securities from February 21, 2018 through November 6, 2018, and also seeks unspecified monetary damages, costs, and attorneys’ fees. We moved to dismiss the class action complaint in its entirety. In June 2020, the court denied the motion to dismiss and allowed the claims to proceed. We intend to defend the litigation vigorously. The Company maintains insurance that may cover any costs arising out of this litigation up to the insurance limits, and subject to meeting certain deductibles and to other terms and conditions thereof. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of CBS's select standalone customer care call center business (the “Business”) to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (the “Notes”). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty, indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. CBS denies all of these allegations, believes that it has strong defenses to all of plaintiffs’ claims and will vigorously defend itself against these claims. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any.

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

CNDT Q2 2020 Form 10-Q

Conduent Business Services, LLC v. Cognizant Business Services, LLC: On April 12, 2017, CBS filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between CBS and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by CBS through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to CBS under CBS’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, CBS seeks damages in excess of $150 million. During the first quarter of 2018, CBS provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. CBS also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. Cognizant initially asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts allegedly not paid to Cognizant under the Contract and an alleged $25 million termination fee. CBS has responded to Cognizant’s counterclaims by denying the allegations. Cognizant subsequently filed a second amended counterclaim seeking an additional $43 million to satisfy the minimum revenue commitment attributable to the years 2017-2020, which increased Cognizant's damages claim to approximately $90 million. CBS will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

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

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2020, the Company had $578 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $90 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Revolver) to allow it to respond to future requests for proposals that require such credit support.

CNDT Q2 2020 Form 10-Q

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

Note 13 – Earnings per Share

We did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data in whole dollars and shares in thousands)	2020	2019	2020	2019
Net income (loss)	$(51)	$(1,029)	$(100)	$(1,337)
Cash dividend paid - preferred stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders	$(54)	$(1,032)	$(105)	$(1,342)

Weighted average common shares outstanding	209,129	208,496	210,261	208,207
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance units / shares	—	—	—	—
Adjusted Weighted Average Common Shares Outstanding	209,129	208,496	210,261	208,207

Net Income (Loss) per Share:
Basic	$(0.25)	$(4.94)	$(0.50)	$(6.44)
Diluted	$(0.25)	$(4.94)	$(0.50)	$(6.44)

CNDT Q2 2020 Form 10-Q

Note 14 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

(in millions)	June 30, 2020	December 31, 2019
Other Current Assets
Prepaid expenses	$87	$70
Income taxes receivable	25	38
Value-added tax (VAT) receivable	22	20
Restricted cash	9	9
Net receivable from buyers of divested businesses	52	52
Other	92	94
Total Other Current Assets	$287	$283
Other Current Liabilities
Accrued liabilities	$266	$309
Litigation related accruals	74	178
Current operating lease liabilities	82	91
Restructure reserves	11	15
Income tax payable	12	11
Other taxes payable	15	16
Other	36	27
Total Other Current Liabilities	$496	$647
Other Long-term Assets
Internal use software, net	$152	$150
Deferred contract costs, net	73	84
Product software, net	55	40
Capitalized cloud computing implementation costs, net	41	40
Other	76	73
Total Other Long-term Assets	$397	$387
Other Long-term Liabilities
Income tax liabilities	16	20
Unearned income	22	21
Restructuring reserves	5	6
Other	52	44
Total Other Long-term Liabilities	$95	$91

CNDT Q2 2020 Form 10-Q

Note 15 – Related Party Transactions

During the third quarter of 2019, Carl C. Icahn and his affiliates (shareholders) increased their ownership interest in the Company. In the normal course of business, the Company provides services to, and purchases from, certain related parties with the same shareholders. The services provided to these entities included those related to human resources, end-user support and other services and solutions. The purchases from these entities included office equipment and related services and supplies. In addition, we have a receivable related to certain income tax matters with our former parent company, Xerox Corporation. Revenue and purchases from these entities were included in Revenue and Costs of services / Selling, General and administrative, respectively, on the Company's Condensed Consolidated Statements of Income (Loss).

Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue from related parties	$7	$8	$13	$17
Purchases from related parties	$2	$6	$8	$18

The Company's receivable and payable balances with related party entities were not material as of June 30, 2020 and December 31, 2019.

Note 16 – Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segments:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2019	$821	$621	$60	$1,502
Foreign currency translation	(7)	(5)	1	(11)
Balance at June 30, 2020	$814	$616	$61	$1,491

In the first and second quarters of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair values of any of our reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for any of our reporting units.

To the extent the COVID-19 pandemic continues to disrupt the economic environment, such as a decline in the performance of the reporting units or loss of a significant contract or multiple significant contracts, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.

In addition, the Company has assessed whether any impairment of its amortizable assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of June 30, 2020.

CNDT Q2 2020 Form 10-Q

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

Headquartered in Florham Park, New Jersey, we have a team of approximately 63,000 associates, including approximately 2,000 furloughed associates as of June 30, 2020, servicing customers from service centers in 24 countries.

Executive Summary

We continue to transform our business through an intense focus on growth, quality, and efficiency – utilizing a programmatic, project management approach. Beginning in the first quarter of 2020 and through the second quarter of 2020, we have expanded the focus of our transformation initiative to include both permanent and temporary cost efficiencies, which we also refer to as a cost reduction initiative, aimed to offset as much of the COVID-19 related negative impacts as possible.

We intend to drive portfolio focus, operating discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments to achieve this mission and purpose. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy. During the three and six months ended June 30, 2020, our strategy contributed to the following results:

•Revenue of $1,016 million and $2,067 million for the three and six months ended June 30, 2020, respectively. Revenue performance in our Government Services segment was positively affected by the COVID-19 pandemic from increased volumes, partially offset by a negative COVID-19 effect on our Transportation and Commercial Industries segments,

•Strong new business signings results:
◦The strongest quarter of new business total contract value (TCV) signings since our separation as a stand-alone public company, of $623 million for the three months ended June 30, 2020, normalizing for any divestiture impact. New business TCV signings were up 90% compared to that of the prior year period and $947 million for the six months ended June 30, 2020, up 71% compared to that of the prior year period.

◦Annual recurring revenue signings of $105 million for the three months ended June 30, 2020, up 25% compared to that of the prior year period and $162 million for the six months ended June 30, 2020, up 19% compared to that of the prior year period.

CNDT Q2 2020 Form 10-Q

•The Company has shown year-over-year operational progress, including a reduction of the number and duration of technology related incidents and outages.

COVID-19 Outbreak

Throughout the COVID-19 pandemic, we have continued to provide critical and best-in-class services to our customers and their end-users, while ensuring the health and safety of our greatest assets - our associates. To address the potential impact to our business, over the near-term, our Business Continuity team has established a proactive plan, in the first quarter of 2020 and continuing into the second quarter, which includes:

•Supporting our associates with a number of specific initiatives, including making improvements to our policies to extend short term disability, providing extra supplemental sick leave coverage and introducing a hardship leave policy.

•At the end of the second quarter of 2020, approximately 75% of our workforce had been shifted to work-from-home. We are starting a slow and measured approach to bringing associates back to Conduent offices, as appropriate. This will be a phased process and based on the specific COVID-19 conditions in certain geographies, as well as, business requirements.

•Increased sanitation and social distancing for required on-site essential associates.

•Draw down on our revolving credit facility (Revolver) as a precautionary measure.

In addition, the Company’s response to the COVID-19 pandemic has also resulted in diversion of management's time and delayed investments from strategic, transformational and technology initiatives which had been planned.

As the crisis continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and their end-users and the Company and to continue to provide our mission-critical services and solutions.

Refer to the discussion of results of operations below for a quantification and discussion of COVID-19 pandemic related effects.

CNDT Q2 2020 Form 10-Q

Financial Review of Operations

	Three Months Ended June 30,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
Revenue	$1,016	$1,112	$(96)	(9)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	795	879	(84)	(10)%
Selling, general and administrative (excluding depreciation and amortization)	111	121	(10)	(8)%
Research and development (excluding depreciation and amortization)	—	2	(2)	(100)%
Depreciation and amortization	115	112	3	3%
Restructuring and related costs	29	26	3	12%
Interest expense	15	20	(5)	(25)%
Goodwill impairment	—	1,067	(1,067)	(100)%
(Gain) loss on divestitures and transaction costs	2	2	—	—%
Litigation costs (recoveries), net	14	1	13
Other (income) expenses, net	(1)	1	(2)	(200)%
Total Operating Costs and Expenses	1,080	2,231	(1,151)

Income (Loss) Before Income Taxes	(64)	(1,119)	1,055
Income tax expense (benefit)	(13)	(90)	77
Net Income (Loss)	$(51)	$(1,029)	$978

	Six Months Ended June 30,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
Revenue	$2,067	$2,270	$(203)	(9)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	1,627	1,785	(158)	(9)%
Selling, general and administrative (excluding depreciation and amortization)	227	248	(21)	(8)%
Research and development (excluding depreciation and amortization)	1	5	(4)	(80)%
Depreciation and amortization	232	227	5	2%
Restructuring and related costs	36	42	(6)	(14)%
Interest expense	32	40	(8)	(20)%
Goodwill impairment	—	1,351	(1,351)	(100)%
(Gain) loss on divestitures and transaction costs	6	16	(10)	(63)%
Litigation costs (recoveries), net	20	13	7	54%
Other (income) expenses, net	1	—	1
Total Operating Costs and Expenses	2,182	3,727	(1,545)

Income (Loss) Before Income Taxes	(115)	(1,457)	1,342
Income tax expense (benefit)	(15)	(120)	105
Net Income (Loss)	$(100)	$(1,337)	$1,237

CNDT Q2 2020 Form 10-Q

Revenue

Revenue for the three and six months ended June 30, 2020 decreased, compared to the prior year periods, primarily due to lost business and the effect of the COVID-19 pandemic within our Transportation segment due to lower tolling volumes and within our Commercial Industries segment due to lower revenue in our Human Resource Service (HRS) service offering and lower volumes in our Commercial Healthcare Solutions (CHS) and Business Operations Solutions (BOS) service offerings. These were partially offset by higher revenue due to COVID-19 related increased volumes in the government payments business, which is part of our Government Services Solutions service offering in our Government Services segment. Additionally, the decrease for the six months ended June 30, 2020 was also due to the impact from divestitures completed during the first quarter of 2019.

Approximately $35 million and $49 million of the revenue decline for the three and six months ended June 30, 2020, respectively, were attributable to the COVID-19 pandemic or COVID-19 related effects.

Cost of Services (excluding depreciation and amortization)

Cost of services for the three months ended June 30, 2020 decreased, compared to the prior year period, driven by lost business and lower volumes as well as the cost reduction initiative, which led to reductions in real estate, information technology and labor costs. Also contributing to the decline were lower costs to support volume loss resulting from the effect of the COVID-19 pandemic.

Cost of services for the six months ended June 30, 2020 decreased, compared to the prior year period, mainly driven by lost business and lower volumes, the cost reduction initiative, which led to reductions in real estate, information technology and labor costs, as well as divestitures completed in the first quarter of 2019. Also contributing to the decline were lower costs to support volume loss resulting from the effect of the COVID-19 pandemic.

Our net impact of temporary cost actions to mitigate the effect of the COVID-19 pandemic on revenue and contribution margin on the business resulted in approximately $27 million and $31 million of cost savings for the three and six months ended June 30, 2020, respectively. These temporary cost actions were primarily driven by furloughs, reduced travel and vendor spend, reduced facilities spend and a suspension of 401(k) match for all U.S. employees. These cost reductions are split between Costs of services and Selling, general, and administrative. These cost savings are net of incremental costs such as the costs to support work-from home and the costs of increased facilities sanitation.

The approximate effect of the COVID-19 pandemic on our pre-tax income, which includes the net revenue impact, the incremental costs, and the temporary cost mitigation actions, was a loss of $8 million and $18 million for the three and six months ended June 30, 2020, respectively.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

Lower SG&A for the three months ended June 30, 2020, compared to the prior year period, was driven by the cost reduction initiative, which led to reductions in real estate costs, lower corporate overhead costs and reductions in labor costs as well as temporary savings from lower travel expenses.

Lower SG&A for the six months ended June 30, 2020, compared to the prior year period, was driven by divested SG&A expenses as well as the cost reduction initiative, which led to the reductions in real estate costs, lower corporate overhead costs and reductions in labor costs.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2020 increased, compared to the prior year periods, primarily due to increased capitalized software amortization for new projects placed in service.

CNDT Q2 2020 Form 10-Q

Restructuring and Related Costs

We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. Additionally, during the latter part of the first quarter of 2020, the Company began an expanded cost transformation program to partially offset the negative effects of the COVID-19 pandemic, also referred to as a cost reduction initiative. This resulted in increased Restructuring and related costs for the three months ended June 30, 2020. This included the elimination of approximately 1,500 positions and closure of approximately 20 facilities across all geographies. The following are the components of our Restructuring and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except headcount in whole numbers)	2020	2019	2020	2019
Severance and related costs	$10	$13	$10	$16
Data center consolidation	6	9	8	18
Termination, asset impairment and other costs	11	2	14	6
Total net current period charges	27	24	32	40
Consulting and other costs(1)	2	2	4	2
Restructuring and related costs	$29	$26	$36	$42
___________
(1)Represents professional support costs associated with our strategic transformation program.

Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decrease in Interest expense for the three and six months ended June 30, 2020, compared to the prior year periods, was driven primarily by a lower average debt balance. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional information.

Goodwill Impairment

There were no goodwill impairment charges for the three and six months ended June 30, 2020. The goodwill impairment for the three and six months ended June 30, 2019 related to the write-down of the carrying values of all the Company's reporting units.

(Gain) Loss on Divestitures and Transaction Costs

The costs included in the three and six months ended June 30, 2020 consist of professional fees related to the strategic review by the Company's Board of Directors. The costs included in the six months ended June 30, 2019 consist of $5 million of changes in estimates related to losses on divestitures and $9 million of transaction and related costs, $4 million of which relates to costs to remediate Payment Card Industry Data Security Standards compliance issues related to the sale of select standalone customer care contracts to Skyview Capital LLC.

Litigation Costs (Recoveries), Net

Net litigation costs for the three and six months ended June 30, 2020 primarily consist of reserves for various matters that are subject to litigation and costs related to certain reimbursement matters with our former parent company, Xerox Corporation. Net litigation costs for the six months ended June 30, 2019 primarily consist of the $13 million expense related to the Texas litigation.

Refer to Note 11 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

CNDT Q2 2020 Form 10-Q

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act provides for various tax relief and tax incentive measures, which are not expected to have a material impact on the Company's income tax provision. The payment of the employer share of payroll taxes for the remainder of 2020 will be deferred to 2021 and 2022 under the CARES Act, which will provide a temporary operating cash flow benefit.

The effective tax rate for the three months ended June 30, 2020 was 20.3%, compared to 8.0% for the three months ended June 30, 2019. The June 30, 2020 rate was slightly lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income. The effective tax rate for the three months ended June 30, 2019 was lower than the U.S. statutory tax rate of 21%, primarily due to the goodwill impairment charge being partially non-deductible for tax, the geographic mix of income and the inclusion of Global Intangible Low Tax Income (GILTI).

Excluding the impact of amortization of intangible assets and restructuring costs, the normalized effective tax rate for the three months ended June 30, 2020 was 32.5%. The normalized effective tax rate of 30.2% for the three months ended June 30, 2019, was predominantly impacted by the exclusion of a goodwill impairment, divestitures, charges for amortization of intangible assets and restructuring costs.

The effective tax rate for the six months ended June 30, 2020 was 13.0%, compared to 8.2% for the six months ended June 30, 2019. The June 30, 2020 rate was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, valuation allowances and tax charges recognized on the vesting of employee equity awards, partially offset by tax credits. The effective tax rate for the six months ended June 30, 2019 was lower than the U.S. statutory tax rate of 21%, primarily due to the goodwill impairment charge being partially non-deductible for tax and the geographic mix of income, partially offset by U.S. federal tax credits and tax benefits recognized on the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC.

Excluding the impact of valuation allowances, vesting of equity awards, amortization of intangible assets and restructuring costs, the normalized effective tax rate for the six months ended June 30, 2020 was 32.8%. The normalized effective tax rate of 32.6% for the six months ended June 30, 2019, was predominantly impacted by the goodwill impairment, divestitures, the Texas litigation reserve, charges for amortization of intangible assets and restructuring costs.

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

Shared IT / Infrastructure & Corporate Costs includes both normal ongoing IT infrastructure and enterprise application costs and costs related to the modernization of a significant portion of our infrastructure with new systems and processes. It also includes costs related to corporate overhead functions and shared real estate costs. These costs are not allocated to the reportable segments.

CNDT Q2 2020 Form 10-Q

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

Results of financial performance by segment were:

	Three Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2020				Divestitures	Other
Revenue	$520	$331	$165	$—	$—	$—	$1,016
Segment profit (loss)	$72	$115	$31	$—	$(1)	$(162)	$55
Segment depreciation and amortization	$24	$5	$8	$—	$—	$18	$55
Adjusted EBITDA	$96	$120	$39	$—	$(1)	$(144)	$110

% of Total Revenue	51.2%	32.6%	16.2%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	18.5%	36.3%	23.6%	—%	—%	—%	10.8%

2019
Revenue	$592	$326	$194	$—	$—	$—	$1,112
Segment profit (loss)	$111	$95	$29	$—	$—	$(176)	$59
Segment depreciation and amortization	$21	$7	$8	$—	$—	$15	$51
Adjusted EBITDA	$132	$102	$41	$—	$—	$(161)	$114

% of Total Revenue	53.2%	29.3%	17.5%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	22.3%	31.3%	21.1%	—%	—%	—%	10.3%

CNDT Q2 2020 Form 10-Q

	Six Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Shared IT / Infrastructure & Corporate Costs	Total
2020				Divestitures	Other
Revenue	$1,092	$621	$354	$—	$—	$—	$2,067
Segment profit (loss)	$162	$208	$54	$—	$3	$(327)	$100
Segment depreciation and amortization	$49	$11	$17	$—	$—	$36	$113
Adjusted EBITDA	$211	$219	$71	$—	$(4)	$(291)	$206

% of Total Revenue	52.8%	30.1%	17.1%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	19.3%	35.3%	20.1%	—%	—%	—%	10.0%

2019
Revenue	$1,204	$651	$378	$36	$1	$—	$2,270
Segment profit (loss)	$228	$175	$48	$1	$—	$(324)	$128
Segment depreciation and amortization	$43	$16	$17	$—	$—	$29	$105
Adjusted EBITDA	$271	$191	$69	$1	$—	$(295)	$237

% of Total Revenue	53.0%	28.7%	16.7%	1.6%	—%	—%	100.0%
Adjusted EBITDA Margin	22.5%	29.3%	18.3%	2.8%	—%	—%	10.4%

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three months ended June 30, 2020 decreased, compared to the prior year period, primarily driven by lost business within our Customer Experience Management (CXM) and our HRS service offerings, as well as COVID-19 related volume declines and interest rate impact in our BenefitWallet business. For the three months ended June 30, 2020, approximately $44 million of the revenue decline in the Commercial Industries segment was attributable to the COVID-19 pandemic or COVID-19 related effects. This was primarily due to: 1) lower transaction processing activity for client in the auto, dental, financial services and travel industries within of our BOS service offering, 2) reduced workers compensation claims and commercial healthcare claims processing in our Commercial Healthcare Solutions (CHS) service offering, and 3) reduced revenue from BenefitWallet in our HRS service offering, as a result of interest rate reductions.

Commercial Industries revenue for the six months ended June 30, 2020 decreased, compared to the prior year period, primarily driven by loss of business within our CXM and HRS service offerings, as well as COVID-19 and COVID 19 related volume declines and interest rate impact. For the six months ended June 30, 2020, approximately $51 million of the revenue decline in the Commercial Industries segment was directly attributable to the effects of the COVID-19 pandemic.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2020, compared to the prior year periods, were mainly driven by overall revenue declines, the adverse effects of the COVID-19 pandemic and current period exit costs from prior year contract losses, partially offset by reductions in IT, real estate and labor costs.

CNDT Q2 2020 Form 10-Q

Government Services Segment

Revenue

Government Services revenue for the three months ended June 30, 2020 increased compared to the prior year period, primarily driven by ramp of new business and volume increases and COVID-19 related volume increases. These increases were partially offset by contract losses and volume pressure. For the three months ended June 30, 2020, approximately $45 million of the revenue increase in the Government Services segment was attributable to the COVID-19 pandemic or COVID-19 related effects. This was largely driven by: 1) increases in the Supplemental Nutrition Assistance Program (SNAP) volumes and Pandemic SNAP volumes, 2) an increase in the number of citizens to which we distribute unemployment insurance benefits, and 3) the additional unemployment insurance benefit distributions under the CARES Act. Within the unemployment benefit business, we generate revenue based on the amount of spending by card holders.

Government Services revenue for the six months ended June 30, 2020 decreased compared to the prior year period, primarily driven by contract losses, partially offset by ramp up of new business, volume increases and COVID-19 related volume increases, particularly in the second quarter of 2020. For the six months ended June 30, 2020, approximately $46 million of revenue in the Government Services segment was attributable to the COVID-19 pandemic or COVID-19 related effects.

Segment Profit and Adjusted EBITDA

Increases in the Government Services segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2020, compared to the prior year periods, were mainly driven by increased revenue and reductions in IT and delivery spend.

Transportation Segment

Revenue

Transportation revenue for the three and six months ended June 30, 2020 decreased, compared to the prior year periods, primarily driven by lost business and COVID-19 related impact, partially offset by ramp of new business. For the three and six months ended June 30, 2020, approximately $36 million and $44 million, respectively, of the revenue declines in the Transportation segment were attributable to the COVID-19 pandemic or COVID-19 related effects. The COVID-19 related impacts were primarily driven by volume pressure in the Roadway Charging & Management Services and Curbside Management Solutions service offerings and project delays in the Transit Solutions service offering.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2020 increased, compared to the prior year periods, mainly driven by reduced IT and labor costs as a result of the cost reduction initiative.

Other

Revenue

Other revenue for the three months ended June 30, 2020 remained flat, compared to the prior year period.

Other revenue for the six months ended June 30, 2020 decreased, compared to the prior year period, driven mainly by the divestitures completed in the first quarter of 2019.

CNDT Q2 2020 Form 10-Q

Segment Profit (Loss) and Adjusted EBITDA

Increase in Other segment profit for the six months ended June 30, 2020, compared to the prior year period, was primarily due to the adjustment to the remaining California MMIS settlement liability of $7 million as a result of the contract expiration on March 31, 2020, partially offset by ongoing costs related to the portfolio of select standalone customer care contracts that were sold to Skyview Capital LLC in 2019. The $7 million benefit was removed from adjusted EBITDA for segment reporting purposes due to its non-recurring nature.

Shared IT / Infrastructure & Corporate Costs

Shared IT/Infrastructure and Corporate costs for the three and six months ended June 30, 2020 decreased, compared to the prior year period. This was primarily driven by the efficiencies created by the cost reduction initiative and lower facilities costs as a result of the COVID-19 related stay-at-home orders, partially offset by an increase in shared infrastructure related IT due to some discrete non-recurring credits benefiting the prior year, as well as increased costs incurred due to the effects of the COVID-19 pandemic.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV is the estimated total contractual revenue related to signed contracts.

Total signings for the three and six months ended June 30, 2020 increased, compared to the prior year periods, driven by increases in new business and renewal TCV signings. TCV signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV is the estimated total contractual revenue related to signed contracts, excluding the impact of divested business as required.

For the three months ended June 30, 2020, the Company signed $623 million of new business, representing a 90% increase compared to the prior year period, which is the strongest quarter of new business TCV signings since our separation as a stand-alone public company. Renewal TCV for the three months ended June 30, 2020 was $912 million, an increase of 88% compared to the prior year period. The Company continues to build the size and strength of the newly centralized sales team.

For the six months ended June 30, 2020, the Company signed $947 million of new business, representing 71% increase compared to the prior year period. Renewal TCV for the six months ended June 30, 2020 was $1,427 million, an increase of 18% compared to the prior year period.

The amounts in the following table exclude divestitures.

	Three Months Ended June 30,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
New business TCV	$623	$328	$295	90%
Renewals TCV	912	485	427	88%
Total Signings	$1,535	$813	$722	89%

Annual recurring revenue signings(1)	$105	$84	$21	25%
Non-recurring revenue signings(2)	$76	$49	$27	55%

CNDT Q2 2020 Form 10-Q

	Six Months Ended June 30,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
New Business TCV	$947	$553	$394	71%
Renewals TCV	1,427	1,212	215	18%
Total Signings	$2,374	$1,765	$609	35%

Annual recurring revenue signings(1)	$162	$136	$26	19%
Non-recurring revenue signings(2)	$120	$81	$39	48%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

The total new business pipeline at the end of June 30, 2020 and 2019 was $22.0 billion and $18.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.

Critical Accounting Policies

COVID-19 Outbreak

The Company is experiencing disruptions to its business, costs, operations, supply chain, and customer demand for its services and solutions due to the rapid and widening spread of the COVID-19 pandemic. While we experienced expansion of volumes and revenues in some of our service offerings, mainly increases in certain government subsidy programs such as SNAP and Unemployment Insurance, these were more than offset with declines in retail call volumes, large banking, healthcare, automotive and other client volume declines in transaction processing, interest rate exposure in our BenefitWallet business, declines in our tolling business, which is part of our Transit solutions service offering, and our Curbside management solutions volume, among other challenges. We expect similar challenges and potential declines in volume ahead of us, but we also anticipate other factors to offset these declines such as leveraging automation, focusing on temporary and long-term cost solutions through re-engineering our operating model and leveraging our work-from-home infrastructure.

The Company also continues to monitor the potential effect on the carrying values of certain assets. These foregoing factors and other factors, which may worsen, can be expected to have a material adverse effect on our business, operations, financial results and capital resources. The ultimate effect of the COVID-19 pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and effects of COVID-19 and the actions taken to contain the pandemic or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of potential impacts on our business, our services and business offerings or our operating results, financial condition and cash flow. Management uses significant judgment in determining the impact of the COVID-19 pandemic on its financial results for the current period and for any future periods. Changes in management's assumptions and judgment relating to the impact of COVID-19 could significantly affect the amounts disclosed in the MD&A – Financial Review of Operations and the MD&A – Operations Review of Segment Revenue and Profit, as the effect of the COVID-19 pandemic remains ongoing. For additional information on various COVID-19 impacts, uncertainties and risks, see Part II, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report on Form 10-K), as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

CNDT Q2 2020 Form 10-Q

Capital Resources and Liquidity

As of June 30, 2020, and December 31, 2019, total cash and cash equivalents were $428 million and $496 million, respectively. The Company also has a $750 million Revolver for its various cash needs, of which $150 million was drawn in March 2020 as a precautionary measure in response to the COVID-19 pandemic, and $8 million issued for letters of credit. The net amount available to be drawn upon under our Revolver as of June 30, 2020, was $592 million.

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

As of June 30, 2020, our total long-term debt outstanding was $1.6 billion of which $68 million was due within one year. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional debt information.

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

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2020	2019	Better (Worse)
Net cash provided by (used in) operating activities	$(118)	$(234)	$116
Net cash provided by (used in) investing activities	$(58)	$(209)	151
Net cash provided by (used in) financing activities	$114	$(39)	153

Historically the Company generates the majority of its cash from operating activities in the latter part of the year.

Operating activities

The net improvement in cash used in operating activities of $116 million, compared to the prior year period, was primarily related to timing of payments of Accounts payable and other current liabilities of $30 million, the deferral of payroll taxes allowed by the CARES Act of $18 million, lower net cash income tax payments of $36 million and other working capital changes of $30 million.

Investing activities

The decrease in cash used in investing activities of $151 million was primarily due to decreased spending for capital expenditures and the absence of the HSP acquisition in the first quarter of 2019 and lower divestiture payments.

Financing activities

The increase in cash from financing activities was primarily related to the $150 million draw down from our $750 million Revolver in the first quarter of 2020.

CNDT Q2 2020 Form 10-Q

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

Recent market and economic events, including the effects of the COVID-19 pandemic, have not caused us to materially modify nor change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 7 – Financial Instruments in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the “Market Risk Management” section in Item 2 of this Form 10-Q is hereby incorporated by reference in answer to this Item. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our 2019 Annual Report on Form 10-K.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CNDT Q2 2020 Form 10-Q

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

CNDT Q2 2020 Form 10-Q

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

CNDT Q2 2020 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Sales of Unregistered Securities during the Quarter ended June 30, 2020

During the quarter ended June 30, 2020, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)Issuer Purchases of Equity Securities during the Quarter ended June 30, 2020

None.

CNDT Q2 2020 Form 10-Q

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

CNDT Q2 2020 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ BRIAN J. WEBB-WALSH
Brian J. Webb-Walsh Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2020

CNDT Q2 2020 Form 10-Q