Form 10-Q
period 2020-09-30
CONDUENT Inc
filed 2020-11-06
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at October 31, 2020
Common Stock,	$0.01 par value	209,285,733

CNDT Q3 2020 Form 10-Q

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

Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: the impact of the ongoing COVID-19 pandemic; government appropriations and termination rights contained in our government contracts; risk and impact of potential goodwill and other asset impairments; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our ability to attract and retain necessary technical personnel and qualified subcontractors; our ability to deliver on our contractual obligations properly and on time; competitive pressures; our significant indebtedness; changes in interest in outsourced business process services; our ability to obtain adequate pricing for our services and to improve our cost structure; risk and impact of geographical events, natural disasters and other factors (such as pandemics, including COVID-19) in a particular country or region on our workforce, customers, vendors, partners and the global economy; claims of infringement of third-party intellectual property rights; the failure to comply with laws relating to individually identifiable information and personal health information and laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to estimate the scope of work or the costs of performance in our contracts; our continuing emphasis on and shift toward technology-led digital transactions; customer decision-making cycles and lead time for customer commitments; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to attract and retain key employees; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings; our ability to modernize our information technology infrastructure and consolidate data centers; our ability to comply with data security standards; our ability to receive dividends or other payments from our subsidiaries; changes in tax and other laws and regulations; changes in government regulation and economic, strategic, political and social conditions; the outcome of litigation to which we are a party from time to time; changes in the volatility of our stock price and the risk of litigation following a decline in the price of our stock; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, as well as in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and any Current Report on Form 8-K. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

CNDT Q3 2020 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

September 30, 2020

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q3 2020 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenue	$1,041	$1,098	$3,108	$3,368

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	779	859	2,406	2,644
Selling, general and administrative (excluding depreciation and amortization)	122	112	349	360
Research and development (excluding depreciation and amortization)	—	1	1	6
Depreciation and amortization	112	115	344	342
Restructuring and related costs	20	8	56	50
Interest expense	14	20	46	60
Goodwill impairment	—	—	—	1,351
(Gain) loss on divestitures and transaction costs	8	3	14	19
Litigation costs (recoveries), net	—	2	20	15
Other (income) expenses, net	(1)	(8)	—	(8)
Total Operating Costs and Expenses	1,054	1,112	3,236	4,839

Income (Loss) Before Income Taxes	(13)	(14)	(128)	(1,471)

Income tax expense (benefit)	(6)	2	(21)	(118)
Net Income (Loss)	$(7)	$(16)	$(107)	$(1,353)

Net Income (Loss) per Share:
Basic	$(0.04)	$(0.09)	$(0.54)	$(6.52)
Diluted	$(0.04)	$(0.09)	$(0.54)	$(6.52)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net Income (Loss)	$(7)	$(16)	$(107)	$(1,353)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	11	(15)	(15)	(9)
Reclassification of currency translation adjustments on divestitures	—	—	—	15
Reclassification of divested benefit plans and other	—	—	—	(1)
Unrecognized gains (losses), net	1	—	—	1
Changes in benefit plans, net	—	—	1	—
Other Comprehensive Income (Loss), Net	12	(15)	(14)	6

Comprehensive Income (Loss), Net	$5	$(31)	$(121)	$(1,347)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$488	$496
Accounts receivable, net	687	652
Contract assets	166	155
Other current assets	312	283
Total current assets	1,653	1,586
Land, buildings and equipment, net	306	342
Operating lease right-of-use assets	246	271
Intangible assets, net	247	426
Goodwill	1,506	1,502
Other long-term assets	402	387
Total Assets	$4,360	$4,514
Liabilities and Equity
Current portion of long-term debt	$78	$50
Accounts payable	173	198
Accrued compensation and benefits costs	200	174
Unearned income	112	108
Other current liabilities	478	647
Total current liabilities	1,041	1,177
Long-term debt	1,574	1,464
Deferred taxes	106	111
Operating lease liabilities	209	229
Other long-term liabilities	105	91
Total Liabilities	3,035	3,072

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,901	3,890
Retained earnings (deficit)	(2,299)	(2,185)
Accumulated other comprehensive loss	(421)	(407)
Total Equity	1,183	1,300
Total Liabilities and Equity	$4,360	$4,514

Shares of common stock issued and outstanding	209,273	211,511
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(107)	$(1,353)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	344	342
Contract inducement amortization	2	2
Deferred income taxes	(38)	(148)
Goodwill impairment	—	1,351
(Gain) loss from investments	(3)	(3)
Amortization of debt financing costs	5	5
(Gain) loss on divestitures and transaction costs	14	19
Stock-based compensation	14	19
Allowance for doubtful accounts	1	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(36)	(84)
(Increase) decrease in other current and long-term assets	(51)	(34)
Increase (decrease) in accounts payable and accrued compensation	(14)	(128)
Increase (decrease) in restructuring liabilities	3	4
Increase (decrease) in other current and long-term liabilities	(152)	(199)
Net change in income tax assets and liabilities	7	(9)
Net cash provided by (used in) operating activities	(11)	(216)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(48)	(109)
Proceeds from sale of land, buildings and equipment	—	2
Cost of additions to internal use software	(47)	(49)
Payments for acquisitions, net of cash acquired	—	(90)
Proceeds (payments) from divestitures, including cash sold	3	(7)
Net cash provided by (used in) investing activities	(92)	(253)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility and other loans	152	—
Payments on debt	(41)	(42)
Payment of contingent consideration related to acquisition	(4)	—
Taxes paid for settlement of stock based compensation	(3)	(11)
Dividends paid on preferred stock	(5)	(7)
Net cash provided by (used in) financing activities	99	(60)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(9)	(529)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	505	765
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$496	$236
 ___________
(1)Includes $8 million of restricted cash as of both September 30, 2020 and 2019, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2020 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30, 2020
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at June 30, 2020	$2	$3,896	$(2,290)	$(433)	$1,175
Dividends - preferred stock, $20/share(2)	—	—	(2)	—	(2)
Stock option and incentive plans, net	—	5	—	—	5
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(7)	—	(7)
Other comprehensive income (loss), net	—	—	—	12	12
Total Comprehensive Income (Loss), Net	—	—	(7)	12	5
Balance at September 30, 2020	$2	$3,901	$(2,299)	$(421)	$1,183

	Three Months Ended September 30, 2019
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at June 30, 2019	$2	$3,886	$(1,583)	$(404)	$1,901
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(16)	—	(16)
Other comprehensive income (loss), net	—	—	—	(15)	(15)
Total Comprehensive Income (Loss), Net	—	—	(16)	(15)	(31)
Balance at September 30, 2019	$2	$3,886	$(1,601)	$(419)	$1,868

	Nine Months Ended September 30, 2020
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2019	$2	$3,890	$(2,185)	$(407)	$1,300
Dividends - preferred stock, $60/share(2)	—	—	(7)	—	(7)
Stock option and incentive plans, net	—	11	—	—	11
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(107)	—	(107)
Other comprehensive income (loss), net	—	—	—	(14)	(14)
Total Comprehensive Income (Loss), Net	—	—	(107)	(14)	(121)
Balance at September 30, 2020	$2	$3,901	$(2,299)	$(421)	$1,183

	Nine Months Ended September 30, 2019
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$3,222
Dividends - preferred stock, $60/share	—	—	(7)	—	(7)
Cumulative effect of accounting change	—	—	(8)	—	(8)
Stock option and incentive plans, net	—	8	—	—	8
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(1,353)	—	(1,353)
Other comprehensive income (loss), net	—	—	—	6	6
Total Comprehensive Income (Loss), Net	—	—	(1,353)	6	(1,347)
Balance at September 30, 2019	$2	$3,886	$(1,601)	$(419)	$1,868
 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 10 – Accumulated Other Comprehensive Loss for the components of AOCL.
(2)The preferred dividend for the third quarter of 2020 was accrued but unpaid as of September 30, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2020 Form 10-Q

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

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to fair values of financial instruments, goodwill and intangible assets, income taxes and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

As of September 30, 2020, the impact of the outbreak of COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

CNDT Q3 2020 Form 10-Q

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

CNDT Q3 2020 Form 10-Q

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Commercial Industries:
Customer experience management	$149	$161	$474	$490
Business operations solutions	140	153	426	476
Commercial healthcare solutions	106	121	322	366
Human resource services	123	143	388	450
Total Commercial Industries	518	578	1,610	1,782
Government Services:
Government healthcare solutions	153	171	459	523
Government services solutions	195	148	510	447
Total Government Services	348	319	969	970
Transportation:
Roadway charging & management services	83	83	232	243
Transit solutions	53	69	181	185
Curbside management solutions	18	27	54	82
Public safety solutions	19	20	56	61
Commercial vehicles	2	2	6	8
Total Transportation	175	201	529	579
Other:
Divestitures	—	—	—	36
Education	—	—	—	1
Total Other	—	—	—	37
Total Consolidated Revenue	$1,041	$1,098	$3,108	$3,368

Timing of Revenue Recognition:
Point in time	$23	$38	$85	$111
Over time	1,018	1,060	3,023	3,257
Total Revenue	$1,041	$1,098	$3,108	$3,368

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

CNDT Q3 2020 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	September 30, 2020	December 31, 2019
Contract Assets (Unearned Income)
Current contract assets	$166	$155
Long-term contract assets(1)	16	10
Current unearned income	(112)	(108)
Long-term unearned income(2)	(20)	(21)
Net Contract Assets (Unearned Income)	$50	$36
Accounts receivable, net	$687	$652
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenues of $20 million and $84 million were recognized during the three and nine months ended September 30, 2020, respectively, related to the Company's unearned income at December 31, 2019. Revenues of $16 million and $97 million were recognized during the three and nine months ended September 30, 2019, respectively, related to the Company's unearned income at December 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2020 was approximately $1.5 billion. The Company expects to recognize approximately 70% of this revenue over the next two years and the remainder thereafter.

Note 4 – Segment Reporting

Our reportable segments correspond to how we organize and manage the business, as defined by our Chief Executive Officer, who is also our Chief Operating Decision Maker (CODM), and are aligned to the industries in which our clients operate. Our segments involve the delivery of business process services and include service arrangements where we manage a customer's business activity or process.

In the first quarter of 2020, we realigned our sales organization and certain shared IT and other allocated functions to reflect how we currently manage our business.

In the third quarter of 2020, in order to provide greater visibility into the profitability of our segments, certain costs that were previously included in the Shared IT/Infrastructure and Corporate Costs (now referred to as Unallocated Costs) are being allocated to each of the reportable segments. All prior periods presented have been recast to reflect these changes.

Our financial performance is based on Segment Profit/(Loss) and Segment Adjusted EBITDA for our three reportable segments (Commercial Industries, Government Services and Transportation), Other and Unallocated Costs. Our CODM does not evaluate operating segments using discrete asset information.

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

CNDT Q3 2020 Form 10-Q

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

Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.

Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Unallocated Costs	Total
2020				Divestitures	Other
Revenue	$518	$348	$175	$—	$—	$—	$1,041
Segment profit (loss)	$32	$122	$26	$—	$6	$(98)	$88
Segment depreciation and amortization	$24	$6	$9	$—	$—	$14	$53
Adjusted EBITDA	$56	$128	$35	$—	$6	$(84)	$141

2019
Revenue	$578	$319	$201	$—	$—	$—	$1,098
Segment profit (loss)	$60	$70	$25	$—	$—	$(83)	$72
Segment depreciation and amortization	$27	$7	$9	$—	$—	$12	$55
Adjusted EBITDA	$87	$77	$34	$—	$—	$(71)	$127

	Nine Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Unallocated Costs	Total
2020				Divestitures	Other
Revenue	$1,610	$969	$529	$—	$—	$—	$3,108
Segment profit (loss)	$99	$282	$56	$—	$9	$(258)	$188
Segment depreciation and amortization	$79	$19	$27	$—	$—	$41	$166
Adjusted EBITDA	$178	$301	$83	$—	$2	$(217)	$347

2019
Revenue	$1,782	$970	$579	$36	$1	$—	$3,368
Segment profit (loss)	$198	$202	$50	$1	$—	$(251)	$200
Segment depreciation and amortization	$76	$24	$27	$—	$—	$33	$160
Adjusted EBITDA	$274	$226	$81	$1	$—	$(218)	$364

CNDT Q3 2020 Form 10-Q

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2020	2019	2020	2019
Income (Loss) Before Income Taxes	$(13)	$(14)	$(128)	$(1,471)
Reconciling items:
Amortization of acquired intangible assets	60	61	180	184
Restructuring and related costs	20	8	56	50
Interest expense	14	20	46	60
Goodwill impairment	—	—	—	1,351
(Gain) loss on divestitures and transaction costs	8	3	14	19
Litigation costs (recoveries), net	—	2	20	15
Other (income) expenses, net	(1)	(8)	—	(8)
Segment Pre-tax Income (Loss)	$88	$72	$188	$200
Segment depreciation and amortization (including contract inducements)	$53	$55	$166	$160
CA MMIS charge (credit)	—	—	(7)	—
Other adjustments	—	—	—	4
Adjusted EBITDA	$141	$127	$347	$364

Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

Note 5 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's strategic transformation program and various productivity initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in lease terminations, asset impairments and other related costs. Also included in Restructuring and related costs in the table below are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $8 million and $0 million for the three months ended September 30, 2020 and 2019, respectively, and $16 million and $18 million for the nine months ended September 30, 2020 and 2019, respectively. Management continues to evaluate the Company's business, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

Costs associated with restructuring, including employee severance and lease termination costs, are generally recognized when it has been determined that a liability has been incurred, which is generally upon communication to the affected employees or exit from the leased facility. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize employee severance costs when they are both probable and reasonably estimable. Asset impairment costs related to the reduction of our real estate footprint include impairment of operating lease right-of-use (ROU) assets and associated leasehold improvements.

A summary of the Company's restructuring program activity during the nine months ended September 30, 2020 and 2019 was as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2019	$15	$6	$—	$21
Provision	13	19	15	47
Changes in estimates	1	2	—	3
Total Net Current Period Charges(1)	14	21	15	50
Charges against reserve and currency	(22)	(24)	(15)	(61)
Accrued Balance at September 30, 2020	$7	$3	$—	$10

CNDT Q3 2020 Form 10-Q

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2018	$13	$36	$—	$49
Provision	22	24	10	56
Changes in estimates	(5)	(4)	1	(8)
Total Net Current Period Charges(1)	17	20	11	48
Charges against reserve and currency	(17)	(27)	(11)	(55)
Reclassification to operating lease ROU assets(2)	—	(22)	—	(22)
Accrued Balance at September 30, 2019	$13	$7	$—	$20
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.
(2)Relates to the adoption of the new lease guidance.

In addition, the Company recorded professional support costs associated with the strategic transformation program in Restructuring and related costs of $2 million and $0 million for the three months ended September 30, 2020 and 2019, respectively, and $6 million and $2 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Commercial Industries	$4	$3	$11	$14
Government Services	—	—	1	1
Transportation	(1)	—	2	1
Other	—	(1)	—	—
Unallocated Costs(1)	15	6	36	32
Total Net Restructuring Charges	$18	$8	$50	$48
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 6 – Debt

Long-term debt was as follows:

(in millions)	September 30, 2020	December 31, 2019
Term loan A due 2022	$651	$664
Term loan B due 2023	818	824
Revolving credit facility due 2022	150	—
Senior notes due 2024	34	34
Finance lease obligations	18	17
Other loans	2	—
Principal debt balance	1,673	1,539
Debt issuance costs and unamortized discounts	(21)	(25)
Less: current maturities	(78)	(50)
Total Long-term Debt	$1,574	$1,464

As of September 30, 2020, the Company has borrowed $150 million of its $750 million Senior Revolving Credit Facility (Revolver). In addition, the Company has utilized $8 million of the Revolver to issue letters of credit. The net Revolver available to be drawn upon as of September 30, 2020 was $592 million.

CNDT Q3 2020 Form 10-Q

At September 30, 2020 and December 31, 2019, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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
At September 30, 2020 and December 31, 2019, the Company had outstanding forward exchange contracts with gross notional values of $160 million and $207 million, respectively. At September 30, 2020, approximately 76% of these contracts mature within three months, 9% in three to six months, 12% in six to twelve months and 3% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

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

(in millions)	September 30, 2020	December 31, 2019
Assets:
Foreign exchange contract - forward	$2	$2
Total Assets	$2	$2
Liabilities:
Foreign exchange contracts - forward	$—	$—
Total Liabilities	$—	$—

CNDT Q3 2020 Form 10-Q

Summary of Other Financial Assets and Liabilities

The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,574	$1,455	$1,464	$1,449
Contingent consideration payable	$—	$—	$4	$4

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

The fair value of the contingent consideration payable related to the HSP acquisition was measured using a Monte Carlo simulation model and calibrated to management’s financial projections of the acquired business. The value of the contingent consideration payable is then estimated to be the arithmetic average of all simulation paths, discounted to the valuation date (Level 3). The changes in the fair value are recorded in Other income (expense), net on the Condensed Consolidated Statements of Income (Loss). During the third quarter of 2020, the contingent consideration payable was settled.

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

The Company recognized an expense related to its defined contribution plans of $1 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $2 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 10 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)
Other comprehensive income (loss) before reclassifications	(15)	—	1	(14)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(15)	—	1	(14)
Balance at September 30, 2020	$(423)	$3	$(1)	$(421)

CNDT Q3 2020 Form 10-Q

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)
Other comprehensive income (loss) before reclassifications	(9)	1	—	(8)
Amounts reclassified from accumulated other comprehensive loss	15	—	(1)	14
Net current period other comprehensive income (loss)	6	1	(1)	6
Balance at September 30, 2019	$(420)	$3	$(2)	$(419)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 11 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation, regulatory and other matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of September 30, 2020. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the condensed consolidated financial position or liquidity. As of September 30, 2020, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

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

CNDT Q3 2020 Form 10-Q

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

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of CBS's select standalone customer care call center business (the “Business”) to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (the “Notes”). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty, indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. CBS denies all of these allegations, believes that it has strong defenses to all of plaintiffs’ claims and will vigorously defend itself against these claims. In the third quarter of 2020, CBS filed a counterclaim against Skyview Capital LLC seeking the outstanding balance on the Notes, the amounts owed for the Jamaica deferred closing portion of the sale, and other transition services agreement and late rent payment obligations. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

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

CNDT Q3 2020 Form 10-Q

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

Other Matters

Since 2014, Xerox Education Services, Inc. ("XES") has cooperated with several federal and state agencies regarding a variety of matters, including XES' self-disclosure to the U.S. Department of Education (the "Department") and the Consumer Financial Protection Bureau ("CFPB") that some third-party student loans under outsourcing arrangements for various financial institutions required adjustments. With the exception of an inquiry the Illinois Attorney General's Office commenced in September 2019, the Company has resolved the investigations the CFPB and several state agencies commenced and continues to work with the Department and the U.S. Department of Justice to resolve all outstanding issues, including a number of operational projects that XES discovered and disclosed since 2014. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which the Company serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. The Company is not able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of currently recorded reserves. The Company could, in future periods, incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2020, the Company had $601 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $86 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Revolver) to allow it to respond to future requests for proposals that require such credit support.

CNDT Q3 2020 Form 10-Q

Note 12 – Preferred Stock

Series A Preferred Stock

In December 2016, the Company issued 120,000 shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 million and an initial fair value of $142 million. The convertible preferred stock earns quarterly cash dividends at a rate of 8% per year ($9.6 million per year). Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393,000 shares (reflecting an initial conversion price of approximately $22.25 per share of common stock), subject to customary anti-dilution adjustments.

Note 13 – Earnings per Share

We did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data in whole dollars and shares in thousands)	2020	2019	2020	2019
Net income (loss)	$(7)	$(16)	$(107)	$(1,353)
Dividend - preferred stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders	$(9)	$(18)	$(114)	$(1,360)

Weighted average common shares outstanding	209,244	209,626	209,958	208,741
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance units / shares	—	—	—	—
Adjusted Weighted Average Common Shares Outstanding	209,244	209,626	209,958	208,741

Net Income (Loss) per Share:
Basic	$(0.04)	$(0.09)	$(0.54)	$(6.52)
Diluted	$(0.04)	$(0.09)	$(0.54)	$(6.52)

CNDT Q3 2020 Form 10-Q

Note 14 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

(in millions)	September 30, 2020	December 31, 2019
Other Current Assets
Prepaid expenses	$82	$70
Income taxes receivable	48	38
Value-added tax (VAT) receivable	24	20
Restricted cash	8	9
Net receivable from buyers of divested businesses	52	52
Other	98	94
Total Other Current Assets	$312	$283
Other Current Liabilities
Accrued liabilities	$253	$309
Litigation related accruals	73	178
Current operating lease liabilities	81	91
Restructure reserves	5	15
Income tax payable	9	11
Other taxes payable	17	16
Other	40	27
Total Other Current Liabilities	$478	$647
Other Long-term Assets
Internal use software, net	$158	$150
Deferred contract costs, net	75	84
Product software, net	61	40
Capitalized cloud computing implementation costs, net	41	40
Other	67	73
Total Other Long-term Assets	$402	$387
Other Long-term Liabilities
Deferred payroll tax related to the CARES Act(1)	$32	$—
Income tax liabilities	13	20
Unearned income	20	21
Restructuring reserves	5	6
Other	35	44
Total Other Long-term Liabilities	$105	$91
__________
(1)CARES ACT – Coronavirus Aid, Relief, and Economic Security Act.

CNDT Q3 2020 Form 10-Q

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

Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue from related parties	$6	$7	$19	$24
Purchases from related parties	$4	$4	$12	$22

The Company's receivable and payable balances with related party entities were not material as of September 30, 2020 and December 31, 2019.

Note 16 – Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segments:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2019	$821	$621	$60	$1,502
Foreign currency translation	2	(3)	5	4
Balance at September 30, 2020	$823	$618	$65	$1,506

In the first, second and third quarters of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair values of any of our reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for any of our reporting units.

To the extent the COVID-19 pandemic continues to disrupt the economic environment, such as a decline in the performance of the reporting units or loss of a significant contract or multiple significant contracts, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.

In addition, the Company has assessed whether any impairment of its amortizable assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of September 30, 2020.

CNDT Q3 2020 Form 10-Q

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

Headquartered in Florham Park, New Jersey, we have a team of approximately 65,000 associates, including approximately 2,100 furloughed associates as of September 30, 2020, servicing customers from service centers in 24 countries.

Executive Summary

We continue to transform our business through an intense focus on growth, quality, and efficiency – utilizing a programmatic and project management approach. Beginning in the first quarter of 2020 and through the third quarter of 2020, we have expanded the focus of our transformation initiative to include both permanent and temporary cost efficiencies, which we also refer to as a cost reduction program, aimed to offset as much of the COVID-19 related negative impacts as possible.

We intend to drive portfolio focus, operating discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments to achieve this mission and purpose. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy. During the three and nine months ended September 30, 2020, our strategy contributed to the following results:

•Revenue of $1,041 million and $3,108 million for the three and nine months ended September 30, 2020, respectively. An approximate $3 million favorable impact and $46 million unfavorable impact on revenue for the three and nine months ended September 30, 2020, respectively, was attributable to the COVID-19 pandemic or COVID-19 related effects.

•The approximate effect of the COVID-19 pandemic on our pre-tax income, which includes the net revenue impact and incremental costs, was a loss of $0 million and $52 million for the three and nine months ended September 30, 2020, respectively. In addition to reductions in certain direct costs, the Company also achieved certain temporary cost savings associated with our cost reduction program of $14 million and $48 million for the three and nine months ended September 30, 2020, respectively. These temporary cost actions were primarily driven by furloughs, reduced travel, vendor and facilities spend.

CNDT Q3 2020 Form 10-Q

•Strong new business signings results:
◦Another strong quarter of new business total contract value (TCV) signings of $468 million for the three months ended September 30, 2020, representing an increase of 100% compared to that of the prior year period and $1,415 million for the nine months ended September 30, 2020, representing an increase of 80% compared to that of the prior year period.

◦Annual recurring revenue signings of $96 million for the three months ended September 30, 2020, up 35% compared to that of the prior year period and $258 million for the nine months ended September 30, 2020, up 25% compared to that of the prior year period.

•The Company has shown year-over-year operational progress, including a reduction of the number of technology related incidents and outages, improvements in associate satisfaction survey results and increases in bonus payments from customers.

COVID-19 Outbreak

Throughout the COVID-19 pandemic, we have continued to provide critical and best-in-class services to our customers and their end-users, while ensuring the health and safety of our greatest assets - our associates. To address the potential impact to our business over the near-term, our Business Continuity team established a proactive plan in the first quarter of 2020 that has continued into the second and third quarters, which includes:

•Supporting our associates with a number of specific initiatives, including making improvements to our policies to extend short-term disability, providing extra supplemental sick leave coverage and introducing a hardship leave policy.

•At the end of the third quarter of 2020, approximately 75% of our workforce had been shifted to work-from-home. We will start a slow and measured approach to bringing associates back to Conduent offices, as appropriate. This will be a phased process and based on the specific COVID-19 conditions in certain geographies, as well as, business requirements.

•Increased sanitation and social distancing for required on-site essential associates.

•Draw down on our Senior Revolving Credit Facility (Revolver) as a precautionary measure.

In addition, the Company’s response to the COVID-19 pandemic has also resulted in diversion of management's time and delayed investments from strategic, transformational and technology initiatives which had been planned.

As the crisis continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and their end-users and the Company to continue to provide our mission-critical services and solutions.

Refer to the discussion of results of operations below for additional estimated quantification and discussion of COVID-19 pandemic related effects.

CNDT Q3 2020 Form 10-Q

Financial Review of Operations

	Three Months Ended September 30,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
Revenue	$1,041	$1,098	$(57)	(5)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	779	859	(80)	(9)%
Selling, general and administrative (excluding depreciation and amortization)	122	112	10	9%
Research and development (excluding depreciation and amortization)	—	1	(1)	(100)%
Depreciation and amortization	112	115	(3)	(3)%
Restructuring and related costs	20	8	12	150%
Interest expense	14	20	(6)	(30)%
Goodwill impairment	—	—	—	0%
(Gain) loss on divestitures and transaction costs	8	3	5	167%
Litigation costs (recoveries), net	—	2	(2)	(100)%
Other (income) expenses, net	(1)	(8)	7	(88)%
Total Operating Costs and Expenses	1,054	1,112	(58)

Income (Loss) Before Income Taxes	(13)	(14)	1
Income tax expense (benefit)	(6)	2	(8)
Net Income (Loss)	$(7)	$(16)	$9

	Nine Months Ended September 30,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
Revenue	$3,108	$3,368	$(260)	(8)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,406	2,644	(238)	(9)%
Selling, general and administrative (excluding depreciation and amortization)	349	360	(11)	(3)%
Research and development (excluding depreciation and amortization)	1	6	(5)	(83)%
Depreciation and amortization	344	342	2	1%
Restructuring and related costs	56	50	6	12%
Interest expense	46	60	(14)	(23)%
Goodwill impairment	—	1,351	(1,351)	(100)%
(Gain) loss on divestitures and transaction costs	14	19	(5)	(26)%
Litigation costs (recoveries), net	20	15	5	33%
Other (income) expenses, net	—	(8)	8	(100)%
Total Operating Costs and Expenses	3,236	4,839	(1,603)

Income (Loss) Before Income Taxes	(128)	(1,471)	1,343
Income tax expense (benefit)	(21)	(118)	97
Net Income (Loss)	$(107)	$(1,353)	$1,246

CNDT Q3 2020 Form 10-Q

Revenue

Revenue for the three and nine months ended September 30, 2020 decreased, compared to the prior year periods, primarily due to lost business and the effect of the COVID-19 pandemic across our Commercial Industries and our Transportation segments. These were partially offset by higher revenue due to COVID-19 related to increased volumes in our Government Services Solutions service offering within our Government Services segment and the ramp of new business.

Cost of Services (excluding depreciation and amortization)

Cost of services for the three months ended September 30, 2020 decreased, compared to the prior year period, driven by loss of business and lower volumes as well as our cost reduction program, which led to reductions in information technology, labor and real estate costs. Also contributing to the decline were lower costs to support volume loss resulting from the effect of the COVID-19 pandemic.

Cost of services for the nine months ended September 30, 2020 decreased, compared to the prior year period, mainly driven by loss of business, lower volumes, our cost reduction program, which led to reductions in information technology, labor and real estate costs, as well as divestitures completed in the first quarter of 2019. Also contributing to the decline were lower costs to support volume loss resulting from the effect of the COVID-19 pandemic.

The net impact to costs on our business due to the COVID-19 pandemic was an approximate $11 million and $42 million decrease for the three and nine months ended September 30, 2020, respectively. Included in this net impact were $14 million and $48 million of temporary cost savings associated with our cost reduction program. These temporary cost actions were primarily driven by furloughs, reduced travel, vendor and facilities spend. These cost reductions are split between Costs of services and Selling, general, and administrative.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

SG&A for the three months ended September 30, 2020 increased, compared to the prior year period, driven by increase in management incentive compensation due to certain business results meeting or exceeding internal targets, partially offset by our cost reduction program, which led to reductions in real estate, corporate overhead and labor costs, as well as temporary savings from lower travel expenses.

Lower SG&A for the nine months ended September 30, 2020, compared to the prior year period, was driven by divested SG&A expenses as well as our cost reduction program, which led to the reductions in real estate, corporate overhead and labor costs.

Restructuring and Related Costs

We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. Additionally, during the latter part of the first quarter of 2020, the Company began an expanded cost transformation program to partially offset the negative effects of the COVID-19 pandemic, also referred to as our cost reduction program. This resulted in increased Restructuring and related costs for the three months ended September 30, 2020. This included the elimination of approximately 300 positions and closure of approximately 5 facilities. The following are the components of our Restructuring and related costs:

CNDT Q3 2020 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Severance and related costs	$4	$1	$14	$17
Data center consolidation	8	—	16	18
Termination, asset impairment and other costs	6	7	20	13
Total net current period charges	18	8	50	48
Consulting and other costs(1)	2	—	6	2
Restructuring and related costs	$20	$8	$56	$50
___________
(1)Represents professional support costs associated with our strategic transformation program.

Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decrease in Interest expense for the three and nine months ended September 30, 2020, compared to the prior year periods, was driven primarily by lower interest rates, partially offset by a higher average debt balance that resulted from the $150 million withdrawn from our Senior Revolving Credit Facility (Revolver) in March 2020. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional information.

Goodwill Impairment

There were no goodwill impairment charges for the three and nine months ended September 30, 2020. The goodwill impairment for the three and nine months ended September 30, 2019 related to the write-down of the carrying values of all the Company's reporting units.

(Gain) Loss on Divestitures and Transaction Costs

The costs included in the three and nine months ended September 30, 2020 consist of professional fees related to the strategic review by the Company's Board of Directors and reserves for certain divestiture related litigation. The costs included in the nine months ended September 30, 2019 consist of $5 million of changes in estimates related to losses on divestitures, $2 million related to a loss on sale of assets and $12 million of transaction and related costs, $4 million of which relates to costs to remediate Payment Card Industry Data Security Standards compliance issues related to the sale of select standalone customer care contracts to Skyview Capital LLC.

Litigation Costs (Recoveries), Net

Net litigation costs for the nine months ended September 30, 2020 primarily consist of reserves for various matters that are subject to litigation and costs related to certain reimbursement matters with our former parent company, Xerox Corporation. Net litigation costs for the nine months ended September 30, 2019 primarily consist of the $13 million expense related to the Texas litigation.

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

CNDT Q3 2020 Form 10-Q

The effective tax rate for the three months ended September 30, 2020 was 46.2%, compared to (14.3)% for the three months ended September 30, 2019. The September 30, 2020 rate was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, the election of the high tax exception for Global Intangible Low Tax Income (GILTI), an increase in the U.S. federal tax credits and a benefit attributable to the 2019 return to provision adjustment, partially offset by audit adjustments. The effective tax rate for the three months ended September 30, 2019 was lower than the U.S. statutory rate of 21%, primarily due to pre-tax loss, tax from the geographic mix of income and the inclusion of GILTI.

Excluding the impact of true up for divestitures, amortization of intangible assets, restructuring costs and certain discrete tax items, the normalized effective tax rate for the three months ended September 30, 2020 was 23.0%. The normalized effective tax rate for the three months ended September 30, 2019 of 28.8% was predominantly impacted by the exclusion of the impact of divestitures, charges for amortization of intangible assets and restructuring costs.

The effective tax rate for the nine months ended September 30, 2020 was 16.4%, compared to 8.0% for the nine months ended September 30, 2019. The September 30, 2020 rate was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, increase in valuation allowances, audit adjustments and tax charges recognized on the vesting of employee equity awards, partially offset by an increase in the U.S. federal tax credits and a benefit attributable to the 2019 return to provision adjustment. The September 30, 2019 rate was lower than the U.S. statutory rate of 21%, primarily due to the goodwill impairment charge being partially non-deductible for tax and the geographic mix of income, partially offset by U.S. federal tax credits and tax benefits recognized on the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC.

Excluding the impact of the true up for divestitures, amortization of intangible assets, restructuring costs and certain discrete tax items, the normalized effective tax rate for the nine months ended September 30, 2020 was 27.4%. The normalized effective tax rate of 31.3% for the nine months ended September 30, 2019, was predominantly impacted by the goodwill impairment, divestitures, the Texas litigation reserve, charges for amortization of intangible assets and restructuring costs.

The Company believes it is reasonably possible that unrecognized tax benefits of approximately $13 million will reverse within 12 months due to an anticipated audit settlement.

Operations Review of Segment Revenue and Profit

In the first quarter of 2020, we realigned our sales organization and certain shared IT and other allocated functions to reflect how we currently manage our business.

In the third quarter of 2020, in order to provide greater visibility into the profitability of our segments, certain costs that were previously included in the Shared IT/Infrastructure and Corporate Costs (now referred to as Unallocated Costs) are being allocated to each of the reportable segments. All prior periods presented have been recast to reflect these changes.

Our financial performance is based on Segment Profit/(Loss) and Segment Adjusted EBITDA for the following three segments:

•Commercial Industries,
•Government Services, and
•Transportation.

Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.

Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.

CNDT Q3 2020 Form 10-Q

We continue to modernize a significant portion of our infrastructure with new systems and processes and consolidate our data centers as part of our transformation initiatives. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations. In addition, the Company’s COVID-19 response has also resulted in diversion of management's time and delayed investments from strategic, transformational and technology initiatives which had been planned. See Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A – Risk Factors of this Form 10-Q for additional information.

Results of financial performance by segment were:

	Three Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Unallocated Costs	Total
2020				Divestitures	Other
Revenue	$518	$348	$175	$—	$—	$—	$1,041
Segment profit (loss)	$32	$122	$26	$—	$6	$(98)	$88
Segment depreciation and amortization	$24	$6	$9	$—	$—	$14	$53
Adjusted EBITDA	$56	$128	$35	$—	$6	$(84)	$141

% of Total Revenue	49.8%	33.4%	16.8%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	10.8%	36.8%	20.0%	—%	—%	—%	13.5%

2019
Revenue	$578	$319	$201	$—	$—	$—	$1,098
Segment profit (loss)	$60	$70	$25	$—	$—	$(83)	$72
Segment depreciation and amortization	$27	$7	$9	$—	$—	$12	$55
Adjusted EBITDA	$87	$77	$34	$—	$—	$(71)	$127

% of Total Revenue	52.6%	29.1%	18.3%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	15.1%	24.1%	16.9%	—%	—%	—%	11.6%

CNDT Q3 2020 Form 10-Q

	Nine Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Unallocated Costs	Total
2020				Divestitures	Other
Revenue	$1,610	$969	$529	$—	$—	$—	$3,108
Segment profit (loss)	$99	$282	$56	$—	$9	$(258)	$188
Segment depreciation and amortization	$79	$19	$27	$—	$—	$41	$166
Adjusted EBITDA	$178	$301	$83	$—	$2	$(217)	$347

% of Total Revenue	51.8%	31.2%	17.0%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	11.1%	31.1%	15.7%	—%	—%	—%	11.2%

2019
Revenue	$1,782	$970	$579	$36	$1	$—	$3,368
Segment profit (loss)	$198	$202	$50	$1	$—	$(251)	$200
Segment depreciation and amortization	$76	$24	$27	$—	$—	$33	$160
Adjusted EBITDA	$274	$226	$81	$1	$—	$(218)	$364

% of Total Revenue	52.9%	28.8%	17.2%	1.1%	—%	—%	100.0%
Adjusted EBITDA Margin	15.4%	23.3%	14.0%	2.8%	—%	—%	10.8%

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three months ended September 30, 2020 decreased, compared to the prior year period, due to COVID-19 related volume declines and interest rate impact in our BenefitWallet business and prior year lost business. For the three months ended September 30, 2020, approximately $48 million of the revenue decline in the Commercial Industries segment was attributable to the COVID-19 pandemic or COVID-19 related effects. This was primarily due to the following year-over-year changes: 1) lower transaction processing volumes for client in the auto, dental and financial services industries within our Business Operations Solutions (BOS) service offering, 2) reduced workers compensation claims and commercial healthcare claims processing in our Commercial Healthcare Solutions (CHS) service offering, 3) reduced revenue from BenefitWallet in our HRS service offering, as a result of interest rate reductions and 4) a slightly reduced call volumes within our CXM service offering across travel and retail clients.

Commercial Industries revenue for the nine months ended September 30, 2020 decreased, compared to the prior year period, primarily driven by loss of business, as well as COVID 19 related volume declines and interest rate impact. For the nine months ended September 30, 2020, approximately $99 million of the revenue decline in the Commercial Industries segment was directly attributable to the effects of the COVID-19 pandemic.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for the three months ended September 30, 2020, compared to the prior year period, were mainly driven by overall revenue declines, the adverse effects of the COVID-19 pandemic and a certain non-recurring client item, partially offset by reductions from our cost reduction program.

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for the nine months ended September 30, 2020, compared to the prior year period, were mainly driven by overall revenue declines, the adverse effects of the COVID-19 pandemic and exit costs from prior year contract losses, partially offset by reductions from our cost reduction program.

CNDT Q3 2020 Form 10-Q

Government Services Segment

Revenue

Government Services revenue for the three months ended September 30, 2020 increased, compared to the prior year period, primarily driven by ramp of new business, volume increases and COVID-19 related volume increases. These increases were partially offset by prior year contract losses. For the three months ended September 30, 2020, approximately $68 million of the revenue increase in the Government Services segment was attributable to the COVID-19 pandemic or COVID-19 related effects. This was largely driven by the following year-over-year changes: 1) increases in the Supplemental Nutrition Assistance Program (SNAP) volumes and Pandemic SNAP volumes, 2) an increase in the number of citizens to which we distribute unemployment insurance benefits, and 3) one month of the additional unemployment insurance benefit distributions under the CARES Act. Within the unemployment benefit business, we generate revenue based on the amount of spending by card holders.

Government Services revenue for the nine months ended September 30, 2020 decreased, compared to the prior year period, primarily driven by contract losses, partially offset by ramp up of new business, volume increases and COVID-19 related volume increases in the second and third quarters of 2020. For the nine months ended September 30, 2020, approximately $114 million of revenue in the Government Services segment was attributable to the COVID-19 pandemic or COVID-19 related effects.

Segment Profit and Adjusted EBITDA

Increases in the Government Services segment profit and adjusted EBITDA margin for the three months ended September 30, 2020, compared to the prior year period, were mainly driven by increased revenue and reductions from our cost reduction program.

Increases in the Government Services segment profit and adjusted EBITDA margin for the nine months ended September 30, 2020, compared to the prior year period, were mainly driven by reductions from our cost reduction program.

Transportation Segment

Revenue

Transportation revenue for the three months ended September 30, 2020 decreased, compared to the prior year period, primarily driven by one-time equipment sales in the prior year and COVID-19 related impacts, partially offset by the ramp of new business. For the three months ended September 30, 2020, approximately $17 million of the revenue decline in the Transportation segment was attributable to the COVID-19 pandemic or COVID-19 related effects. The COVID-19 related impacts were primarily driven by volume pressure in Curbside Management Solutions service offering and project delays in the Transit Solutions and Public Safety service offerings.

Transportation revenue for the nine months ended September 30, 2020 decreased, compared to the prior year period, primarily driven by loss of business and COVID-19 related impact, partially offset by the ramp of new business. For the nine months ended September 30, 2020, approximately $61 million of the revenue decline in the Transportation segment was attributable to the COVID-19 pandemic or COVID-19 related effects. The COVID-19 related impacts were primarily driven by volume pressure in the Roadway Charging & Management Services and Curbside Management Solutions service offerings and project delays in the Transit Solutions service offering.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin for the three and nine months ended September 30, 2020 increased, compared to the prior year periods, mainly driven by reductions from our cost reduction program, partially offset by overall revenue declines and the adverse effects of the COVID-19 pandemic.

CNDT Q3 2020 Form 10-Q

Other

Segment Profit (Loss) and Adjusted EBITDA

Increase in Other segment profit for the nine months ended September 30, 2020, compared to the prior year period, was primarily due to the adjustment to the remaining California Medicaid Management Information System settlement liability of $7 million as a result of the contract expiration in March 2020. This benefit was removed from adjusted EBITDA for segment reporting purposes due to its non-recurring nature.

Unallocated Costs

Unallocated Costs for the three months ended September 30, 2020 increased, compared to the prior year period. This was primarily driven by the accrual for management incentive compensation due to certain business results meeting or exceeding internal targets and a one-time COVID-19 related item, partially offset by efficiencies created by our cost reduction program.

Unallocated Costs for the nine months ended September 30, 2020 was flat, compared to the prior year period. This was primarily driven by the efficiencies created by our cost reduction program, offset by an increase in shared infrastructure related IT due to some discrete non-recurring credits benefiting the prior year, as well as increased costs incurred due to the effects of the COVID-19 pandemic and increase in management incentive compensation due to certain business results meeting or exceeding internal targets.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV is the estimated total contractual revenue related to signed contracts, excluding the impact of divested business as required.

Total signings for the three and nine months ended September 30, 2020 increased, compared to the prior year periods, driven by increases in new business and renewal TCV signings. TCV signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.

For the three months ended September 30, 2020, the Company signed $468 million of new business, representing a 100% increase compared to the prior year period. Renewal TCV for the three months ended September 30, 2020 was $745 million, an increase of 46% compared to the prior year period. The Company continues to build the size and strength of the newly centralized sales team.

For the nine months ended September 30, 2020, the Company signed $1,415 million of new business, representing 80% increase compared to the prior year period. Renewal TCV for the nine months ended September 30, 2020 was $2,172 million, an increase of 26% compared to the prior year period.

The amounts in the following table exclude divestitures.

	Three Months Ended September 30,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
New business TCV	$468	$234	$234	100%
Renewals TCV	745	512	233	46%
Total Signings	$1,213	$746	$467	63%

Annual recurring revenue signings(1)	$96	$71	$25	35%
Non-recurring revenue signings(2)	$58	$43	$15	35%

CNDT Q3 2020 Form 10-Q

	Nine Months Ended September 30,		2020 vs. 2019
($ in millions)	2020	2019	$ Change	% Change
New Business TCV	$1,415	$787	$628	80%
Renewals TCV	2,172	1,724	448	26%
Total Signings	$3,587	$2,511	$1,076	43%

Annual recurring revenue signings(1)	$258	$207	$51	25%
Non-recurring revenue signings(2)	$178	$124	$54	44%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

The total new business pipeline at the end of both September 30, 2020 and 2019 was $22.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.

Critical Accounting Policies

COVID-19 Outbreak

The Company is experiencing disruptions to its business, costs, operations, supply chain, and customer demand for its services and solutions due to the rapid and widening spread of the COVID-19 pandemic. While we experienced expansion of volumes and revenues in some of our service offerings, mainly increases in certain government subsidy programs such as SNAP and Unemployment Insurance, these were more than offset by declines in retail call volumes, large banking, healthcare, automotive and other client volume declines in transaction processing, interest rate exposure in our BenefitWallet business, declines in our tolling business, which is part of our Transit solutions service offering, and our Curbside management solutions volume, among other challenges. We expect similar challenges and potential declines in volume ahead of us, but we also anticipate other factors to offset these declines such as leveraging automation, focusing on temporary and long-term cost solutions through re-engineering our operating model and leveraging our work-from-home infrastructure.

The Company also continues to monitor the potential effect on the carrying values of certain assets. These foregoing factors and other factors, which may worsen, can be expected to have a material adverse effect on our business, operations, financial results and capital resources. The ultimate effect of the COVID-19 pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and effects of COVID-19 and the actions taken to contain the pandemic or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of potential impacts on our business, our services and business offerings or our operating results, financial condition and cash flow. Management uses significant judgment in determining the impact of the COVID-19 pandemic on its financial results for the current period and for any future periods. Changes in management's assumptions and judgment relating to the impact of COVID-19 could significantly affect the amounts disclosed in the MD&A – Financial Review of Operations and the MD&A – Operations Review of Segment Revenue and Profit, as the effect of the COVID-19 pandemic remains ongoing. For additional information on various COVID-19 impacts, uncertainties and risks, see Part I, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report on Form 10-K), as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020.

CNDT Q3 2020 Form 10-Q

Capital Resources and Liquidity

As of September 30, 2020, and December 31, 2019, total cash and cash equivalents were $488 million and $496 million, respectively. The Company also has a $750 million Revolver for its various cash needs, of which $150 million was drawn in March 2020 as a precautionary measure in response to the COVID-19 pandemic, and $8 million issued for letters of credit. The net amount available to be drawn upon under our Revolver as of September 30, 2020, was $592 million.

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

As of September 30, 2020, our total long-term debt outstanding was $1.7 billion of which $78 million was due within one year. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional debt information.

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

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2020	2019	Better (Worse)
Net cash provided by (used in) operating activities	$(11)	$(216)	$205
Net cash provided by (used in) investing activities	$(92)	$(253)	161
Net cash provided by (used in) financing activities	$99	$(60)	159

Historically the Company generates the majority of its cash from operating activities in the latter part of the year.

Operating activities

The net improvement in cash used in operating activities of $205 million, compared to the prior year period, was primarily related to accelerated collections of Accounts receivable of $49 million, timing of payments of Accounts payable and other current liabilities of $40 million, lower net cash income tax payments of $39 million, the deferral of payroll taxes allowed by the CARES Act of $32 million, lower management incentive payments and the impact of lower headcount on payroll of $28 million and other working capital changes of $17 million.

Investing activities

The decrease in cash used in investing activities of $161 million was primarily due to decreased spending for capital expenditures and the absence of the HSP acquisition which occurred in the first quarter of 2019 and lower divestiture payments.

Financing activities

The increase in cash from financing activities was primarily related to the $150 million draw down from our $750 million Revolver and lower tax payment related stock compensation payments of $9 million.

CNDT Q3 2020 Form 10-Q

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

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNDT Q3 2020 Form 10-Q

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

CNDT Q3 2020 Form 10-Q

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

CNDT Q3 2020 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Sales of Unregistered Securities during the Quarter ended September 30, 2020

During the quarter ended September 30, 2020, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)Issuer Purchases of Equity Securities during the Quarter ended September 30, 2020

None.

CNDT Q3 2020 Form 10-Q

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

CNDT Q3 2020 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ BRIAN J. WEBB-WALSH
Brian J. Webb-Walsh Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2020

CNDT Q3 2020 Form 10-Q