Form 10-K
period 2020-12-31
CONDUENT Inc
filed 2021-02-24
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Small reporting company	☐	Emerging growth company	☐

CNDT 2020 Annual Report

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2020 was $499,054,949.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class		Outstanding at January 31, 2021
Common Stock,	$0.01 par value	212,149,685

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Notice of 2021 Annual Meeting of Shareholders and Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

CNDT 2020 Annual Report

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

Important factors and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to: government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; risk and impact of geopolitical events, natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; changes in tax and other laws and regulations; risk and impact of potential goodwill and other asset impairments; our significant indebtedness; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to receive dividends or other payments from our subsidiaries; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes; changes in government regulation and economic, strategic, political and social conditions; changes in the volatility of our stock price and the risk of litigation following a decline in the price of our stock; the impact of the ongoing COVID-19 pandemic; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no

CNDT 2020 Annual Report

obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.

CNDT 2020 Annual Report

CONDUENT INCORPORATED
FORM 10-K
December 31, 2020

CNDT 2020 Annual Report

PART I

ITEM 1. BUSINESS

In this Form 10-K, unless the content otherwise dictates, "Conduent", the "Company", "we" or "our" mean Conduent Incorporated and its consolidated subsidiaries.

Our Business

As one of the largest business process services companies in the world, we deliver mission-critical services and solutions on behalf of businesses and governments – creating exceptional outcomes for our clients and the millions of people who count on them. Through people, process, expertise in transaction-intensive processing and technology such as analytics and automation, our services and solutions create value by improving efficiencies, reducing costs and enabling revenue growth. A majority of Fortune 100 companies and over 500 government entities depend on us every day to manage their business processes and essential interactions with their end-users.

With roots as one of the original pioneers in global business process outsourcing, we bring deep and diversified expertise across a broad range of industry segments. Our commercial portfolio includes leading solutions in attractive markets such as end-user customer experience management, transaction processing services, healthcare and human resource and learning services. For example, we are a leading provider of medical bill review. In 2020, we administered bill review for 50% of the workers compensation medical claims in the U.S resulting in $16 billion of savings on behalf of our clients.

We serve a vast range of the public sector including market leading transportation and government solutions including payments and eligibility. For example, our systems process over 55% of Supplemental Nutrition Assistance Program (SNAP) payments on behalf of government entities.

We create value for our clients through efficient global service delivery combined with a personalized and seamless experience for the end-user. We apply our expertise, technology and innovation to continually modernize our offerings for improved customer and constituent satisfaction and loyalty, increased process efficiency and rapid response to changing market dynamics.

With approximately 63,000 associates globally as of December 31, 2020, we provide differentiated services to medium and large businesses and governments around the world.

Conduent is a New York corporation, organized in 2016. Our common stock began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the NASDAQ Global Select Market (NASDAQ), where it remains listed under the ticker "CNDT".

Our Strategic Focus

Our vision is to become the leading business services partner of choice for businesses and governments globally. Through our dedicated associates, we deliver mission-critical services and solutions on behalf of businesses and governments, creating valuable outcomes for our clients and the millions of people who count on us. To achieve this mission and purpose, we are focused on delivering outcomes simultaneously across three dimensions: Growth, Efficiency and Quality. Our strategy is designed to deliver value by creating profitable growth, expanding operating margins, focusing on process efficiencies, and deploying a disciplined capital allocation strategy.

We have identified specific execution strategies across Growth, Efficiency and Quality.

Growth: Our opportunity for growth comes from understanding our clients’ businesses, strengthening our relationships, and driving valuable outcomes for our clients that enable them to reduce costs, improve efficiencies and grow their businesses. To capitalize on the growth opportunities, we are focused on the following strategies:

•Sales Performance Optimization: In 2019, we centralized sales activities under a Chief Revenue Officer and have been making steady investments in sales training and process improvements. We continue to

CNDT 2020 Annual Report

improve client responsiveness and increase sales coverage, including in international markets. We are providing our sales team with regular training tailored for their roles, streamlined processes, and implemented systems to equip them with modern tools that enable them to perform their jobs more efficiently and effectively. In 2020, we began efforts to enhance our delivery by bringing standardization in core services, creating efficiencies through automation and optimizing our cost structure by shifting to a shared services model. The dedication and expertise of our employees have resulted in Conduent serving a majority of Fortune 100 companies, including:

•17 of top 20 health plans,
•6 of top 10 pharma companies,
•6 of top 10 automakers, and
•9 of top 10 U.S. banks.

•Cross-Sell and Bundling Opportunities: Our sales organization is seeking to exploit cross-selling opportunities across our roster of clients, leveraging our portfolio of market-leading services and solutions, including customer care, finance and accounting services and human resources and learning services. Specific sales enablement training, marketing campaigns and sales incentive structures are being created to enable this initiative.

•Offering Development: We have augmented our portfolio of services and solutions with innovative technology capabilities, including data analytics, robotic process automation (RPA) tools and machine learning capabilities, to create differentiated, high-value services for our clients and penetrate attractive market segments.

As we improved our quality and efficiency, our clients have renewed contracts with us and given us more work in adjacent service lines, and we’ve gained new clients who have put their trust in us. We have also had a significant improvement in our client Net Promotor scores for the second year in a row. Driving our clients’ success has fueled our success. We are measuring more immediate success in “Growth” through revenue retention and new business signings, among other metrics. These changes have already started bearing fruit with new business signings increasing by 94% in 2020 compared to 2019.

Efficiency: We continue to find ways to reduce costs and deliver more effectively via increased efficiencies. We have simplified and standardized our operating model by removing redundant management layers and implementing more robust processes to enable faster decision-making and greater transparency. In addition, we aim to unlock further efficiencies through the following strategies:

•Automation: We will continue to invest in embedding automation capabilities into operations, including document processing and intelligent virtual assistant customer care tools. Artificial intelligence and machine learning algorithms will complement RPA tools by improving processes through pattern recognition. Additionally, we are exploiting synergies from sharing and coordinating automation capabilities across our various lines of business.

•Technology Consolidation: We are identifying and rationalizing duplicative technology systems across our lines of business. Centralizing technology systems will drive economies of scale, amplify the impact of investments, and will create consistent, resilient service delivery.

•Delivery Optimization: We are exploring several delivery optimization opportunities such as identifying common activities across our businesses and delivering them via shared service models, exploiting new staffing models including work for home and flexible “gig worker” models, and optimizing our geographic footprint.

We responded with agility to clients’ shifting needs and received positive client feedback for our services and proactivity throughout the COVID-19 pandemic. We are measuring success in “Efficiency” by associate retention and improved adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) margin, among other metrics.

CNDT 2020 Annual Report

Quality: Our clients count on consistent, high-quality service delivery. We have made significant progress in reducing incidents, improving operational stability, and significantly boosting client confidence and satisfaction by focusing on the following strategies:

•Proactive, Real time Monitoring of Applications and Service Performance: We are investing in artificial intelligence and machine learning technologies to proactively monitor and prevent incidents. In 2020, we opened a state-of-the-art global IT command center in Sandy, UT to deliver more seamless and reliable service to our global clients.

•Data Center Optimization: We are standardizing our technology footprint to improve performance and lower costs. As part of this, we have launched a data center optimization program to consolidate our multiple data centers into a select few.

•Improve End User Experience: We are improving user interface/user experience across our offerings by introducing self-service tools, launching mobile apps and leveraging analytics to create deeper insights.

Our focus on quality is leading to improved client confidence and satisfaction. We are measuring success in “Quality” by indicators such as service level agreement performance, technology incident rates, and client satisfaction.

Investments Strategy: To achieve our business goals, we will invest in a disciplined manner, focused on allocating capital and investing to meet the needs of our clients and support our pivot to growth. Our balanced investment approach falls into three broad categories:

•Opportunities to optimize, where we have significant scale and where we believe that with process improvements, automation, and an investment into the current offerings, we can improve the end-user experience, reduce our cost of delivery, expand our margins, and further capture additional “share”. Examples such as high-volume outbound print and mail services and contact center services fit in this category.

•Opportunities to enhance, where we have strong client relationships and a long history of servicing the markets we operate in, legacy technology that needs to be refreshed or modernized. Examples such as benefit management services in the government sector for healthcare, unemployment insurance and child support fit into this category.

•Opportunities to expand, where we believe we have the permission to play and win, and we see the payback as more significant than the other businesses. These businesses, augmented with new capabilities, perhaps supplemented by modest acquisitions, will address market dynamics, and provide additional growth opportunities. Our Healthcare and Transportation businesses are expansion opportunities.

Our Market Opportunity

We estimate our addressable market size in the global business process service industry to be over $200 billion in 2020, according to third-party industry reports. We consider ourselves to be a leader across several segments of this large, diverse and growing market by providing business process services spanning many industries.

Ongoing competitive pressures and increasing demand for further productivity gains have motivated businesses and government organizations to outsource elements of their day-to-day operations to accelerate performance and innovation. As a result, our clients have become more focused on their core businesses and the range of outsourced activities has expanded. Increasing globalization has also required many companies to optimize cost structures to retain competitiveness and business process services have become a key component of this strategy.

The ongoing shift to next-generation software and automation technologies is driving greater demand for, and expectation of, efficiency and personalization by the constituents and customers of the businesses and governments we serve. Business process services that streamline operational processes have the potential to meaningfully enhance productivity for businesses and governments and improve satisfaction for their customers and constituents.

CNDT 2020 Annual Report

Segments

We organize, manage and report our business through three reportable segments:

Commercial Industries: Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and better experiences for their consumers and employees. Our Commercial Industries segment is our largest segment, with segment revenue for 2020 of $2.2 billion, representing 52% of our total revenues.

Government Services: Our Government Services segment provides government-centric business process services to U.S. federal, state, local and foreign governments for public assistance, health services, program administration, transaction processing and payment services. Our solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations. Government Services segment revenue for 2020 was $1.3 billion, representing 31% of our total revenues.

Transportation: Our Transportation segment provides systems and support, as well as revenue-generating services, to government clients. On behalf of government agencies and authorities in the transportation industry, we deliver mission-critical public safety, mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers. Transportation segment revenue for 2020 was $719 million, representing 17% of our total revenues.

We present segment financial information in Note 3 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

Our Service Offerings

Commercial Industries

Our solutions and services include Customer Experience Management (CXM), Business Operations Solutions (BOS), Commercial Healthcare Solutions and Human Resources & Learning Services (HRLS).

•Customer Experience Management
◦We deliver a full range of customer contact services, including customer care, technical support, loyalty management, and outbound and inbound sales. Through multi-channel communications, automation, and analytics, and labor efficiencies, we help our clients to reduce costs, enable scale and drive revenue growth and efficiencies. We serve marquee clients across multiple sectors including financial services, health & life sciences, manufacturing & automotive, aerospace & defense, consumer goods, retail, technology & telecom, travel, transportation, and hospitality sectors. In 2020, we handled 196 million contact center interactions. The CXM business generally generates income on a per call, per call center employee, or per percentage of sales made basis.

•Business Operations Solutions

CNDT 2020 Annual Report

◦In our BOS business, we help our clients to transform business processes by automating and streamlining mission-critical operations through our deep industry experience and the latest technology solutions, to drive efficiencies, improve security and enable revenue growth, while enhancing the end-user experience. Our solutions span customer communications, document & data management, payments processing, and finance, accounting, and procurement. We generate revenue in a variety of ways within this business. Within the customer communication solution, our print and mail service fee is a blended rate per impression or itemized as a service and supplies rate. We also charge to create and send electronic forms of communication, or for postage services, hosting web portals, and for data storage for future retrieval for compliance reasons. Within the document & data management solution we generally generate revenue based on number of transactions completed. A transaction can be the handling of an envelope, a document, a page, or a piece of paper or can be billed based on time spent working on behalf of our clients. Within the Finance, Accounting, and Procurement (FAP) solution, we generate revenue by charging clients for Finance, Accounting & Procurement services rendered based on various methods including fixed price per employee, fixed price for all services rendered, variable price based on transactions processed, outcome based pricing based on achieving specific targeted performance and a hybrid of these pricing methods.

◦In the BOS business, we also offer a range of Banking Operations solutions including lockbox management, check processing, and loan processing. For these services, we generate revenue by collections charges per productive hour of employees time, licensing fees for our Loan Manager platform, charges by the number of loans received on the Blitzdocs platform (mortgage processing) and by charging a fee for each check processed, among others.

•Commercial Healthcare Solutions
◦On behalf of the healthcare industry, we deliver administration, clinical support, and medical management solutions across the health ecosystem to reduce costs, increase compliance and enhance utilization, while improving health outcomes and experience for members and patients. Our solutions span: trials, sales, access, and adherence to pharmaceutical clients; case management, performance management and patient safety for hospital clients; medical bill review, claims processing, care integration, subrogation and payment integrity solutions to managed care companies; and workers compensation medical bill review, mailroom/data capture and medical management services to claims payers and third-party administrators. Through our solutions provided to pharmaceutical clients, we generate revenue either based on a per employee, per transaction basis or a per resource per hour basis. Through our workers compensation and medical bill review services, we generate revenue on a per click and outcome basis. Through our medical bill review, claims processing, and payment integrity solutions provided to managed care companies, we generate revenue on a per member per month basis for use of our platform, as a percentage of what we collect for the provider, or a monthly or annual fee.

•Human Resources and Learning Services
◦We provide services to help our clients support their employees at all stages of employment from on-boarding through retirement. Our solutions span Health Savings Account Solutions, Benefits Solutions, HR & Payroll Solutions, and Learning Solutions. On behalf of global organizations and governments, we deliver mission-critical, technology-enabled HR services and solutions that improve business processes across the employee journey to maximize business performance, while increasing employee satisfaction, engagement and overall well-being. These solutions span health, benefits, payroll, onboarding and learning administration, annual enrollment, wealth & retirement, HR, talent, and workforce management. Depending on the solution, we generate revenue in a variety of ways. For our Health Savings Account (HSA) Solutions business, we generate revenue via account fees, interchange fees on debit cards, and interest-related revenues as a result of balance fees from depository banks who hold cash deposited into the Savings Account business.

◦As of December 31, 2020, we managed approximately 1 million active HSAs with $2.7 billion of assets under management. In addition to managing HSAs, we manage Flexible Savings Accounts and other Notional Accounts on behalf of corporations providing incremental benefits to their employees. Within our Benefits Solutions, we principally generate revenue based on the number of employees and retirees we support, as well as, by transaction-based pricing for transactions such as qualified domestic relations orders, Consolidated Omnibus Budget Reconciliation Act (COBRA) and Affordable Care Act

CNDT 2020 Annual Report

(ACA) administration. Within our HR & Payroll Solutions, we generate revenue principally per client’s employee per period (month / year) pricing, with banding to address periodic variations in client employee headcount. Within our Learning Solutions, we generate revenue principally by transaction-based pricing per unit of production along with fixed monthly governance fees.

Government Services

Our Government solutions and services include Government Healthcare Solutions and Government Service Solutions.

•Government Healthcare Solutions
◦We provide medical management and fiscal agent care management services, eligibility and enrollment services and support to Medicaid programs and federally funded U.S. government healthcare programs in 29 states and the District of Columbia. Seven of these states receive eligibility and enrollment services only. Our services include a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, contact center services, application processing, premium billing, disease surveillance and outbreak management, and case management solutions. Our case management solutions provide disease surveillance and outbreak management to make it easy to process and access large volumes of digital data. Foreign governments also use our disease surveillance and outbreak case management solution. This can be used to track public health metrics (such as diseases like COVID-19, vitals, and birth defects), perform electronic visit verification, and more. These services help states, counties, and countries optimize their costs by streamlining access to care and improving patient health outcomes through population health management, while helping families in need, by improving beneficiary support. Within the Government Healthcare Solutions business, our revenue is primarily fixed fee or variable price based on a per call or per interaction basis.

•Government Service Solutions
◦With more than $110 billion disbursed annually, we are a leader in government payment disbursements for federally sponsored programs like Supplemental Nutrition Assistance Program (SNAP), commonly known as food stamps and Women, Infant and Children (WIC) as well as government-initiated cash disbursements such as child support and Unemployment Insurance (UI). We deliver electronic payments for government services in 33 states, including 107 prepaid debit card programs, 26 Electronic Benefit Transfer (EBT) programs, 13 EBT for WIC programs and 7 Electronic Child Care programs. In our SNAP payments solution, we generate revenue based on the number of cases or number of card holders. Within our UI payment solution, we generate revenue based on interchange fees and spending on cards as a percentage of transactions. Given the increased unemployment rates in the U.S. in 2020 as well as the federal stimulus supplemental benefits, this solution saw significantly increased activity in 2020.

◦We also offer a broad set of child support services predominately to State Disbursement Units (SDUs), including processing and distributing payment, child support payment cards, childcare credentialing and case management, among others, to help states comply with federal standards. Within the child support solution, the way we generate revenue varies by state, but it is generally either per financial transaction, per call, fixed price, or for development.

Transportation

On behalf of government agencies and authorities in the global transportation industry, we deliver fare collection, violation management, notification, mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers.

•Roadway Charging and Management Services
•Our electronic tolling, urban congestion management and mileage-based user solutions help clients keep up with an ever-changing environment and get more travelers where they need to go while generating revenue for much-needed infrastructure improvements. Our solutions include vehicle passenger detection systems, electronic toll collection, automated license plate recognition and

CNDT 2020 Annual Report

congestion management solutions. We generate revenue based on a combination of fixed fee and transaction-based pricing. The transaction-based component can be per account per month, per notice mailed, per active account, per violations fees received, or per image-based transaction.

•Transit Solutions
•For today’s train, bus, subway, metro or other transit travelers, we aim to make journeys more personalized and convenient while increasing capacity and profitability for authorities and agencies. We combine the latest in fare collection and intelligent mobility so that clients can get the added efficiency of having a single point of contact for all their transit solutions. Within transit we primarily generate revenue via implementation of end projects (hardware and software, maintenance services, repair and sale of spare parts), and the building and operation of fare collection systems.

•Curbside Management Solutions
•We deliver intelligent curbside management systems that simplify parking programs and deliver convenient and hassle-free experience for drivers. Our curbside solutions include citation and permit administration, parking enforcement, and curbside demand management. In 2020, we processed over 6.3 million payments and collected over $525 million annually for citations and delinquent revenue collections. We generate revenue based on violations issued, payment processing transactions, collections activities or a fixed fee for our service.

•Public Safety Solutions
•Public safety is a priority in every community, especially as budgets shrink and populations grow. We provide data analytics, automated photo enforcement and other public safety solutions to make streets and communities safer. Our photo enforcement systems include red light, fixed and mobile speed, school bus, work zone, school zone, bus lane only, high occupancy and other enforcement systems. The majority of our contracts within this business are fixed fee based on the number of enforced locations.

•Commercial Vehicles
◦Although a small part of our transportation business, we provide computer-aided dispatch/automatic vehicle location technology to help customers manage their fleet operations.

Our Competitive Strengths

We possess certain competitive strengths that distinguish us from our competitors, including:

Leadership in attractive growth markets – We are a large player in business process services delivering exceptional outcomes for our clients at an unparalleled scale. Our clients continue to outsource key business processes to improve efficiencies and to accelerate performance and digital transformation. Additionally, clients are moving beyond services for back-office functions in order to drive customer satisfaction and loyalty. The increase in globalization and cost competition continues to accelerate, forcing companies to seek ways to stay ahead of the competition. These factors, along with clients and their customers demanding more personalized, seamless and secure solutions, are collectively driving the ongoing shift to next-generation solutions and services. Through our portfolio of services and solutions, we have reached significant scale in our interactions including:

•Healthcare – U.S. healthcare spending is expected to rise from 17.7% of GDP in 2019 to 19.7% of GDP by 2028 and is projected to grow at an average rate of 5.4% per year for 2019-2028. As one of the most regulated industries, healthcare providers must balance increased utilization with heightened complexity and new financial pressures such as government budget challenges to significantly reduce reimbursements, reimbursement penalties for hospital readmissions and shift from fee-for-service to “value-based” population health management. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving 17 of the top 20 U.S. managed healthcare plans and providing administrative and care management solutions to Medicaid programs and federally funded U.S. government healthcare programs in 29 states and the District of Columbia. Three out of every four U.S. insured patients are touched by Conduent. Conduent’s healthcare capabilities have been recognized by NelsonHall, HfS Research, KLAS and Everest Group.

•Transportation – Traffic congestion continues to increase as urbanization and changing demographics take hold globally. As a result, optimized transportation systems are becoming critical to increase efficiency while

CNDT 2020 Annual Report

maintaining strict safety requirements. Electronic toll collection, public transit and parking all represent key growth drivers as governments at all levels increasingly focus on transportation infrastructure. We are an award-winning innovator in parking management.

•Business Operations Solutions – We provide high volume print and mail services, enrollment processing and personalized and targeted marketing and communications to large corporations and are a leading provider in this market with more than 3.3 billion documents captured, indexed and classified annually.

Global delivery expertise – Our scale and global delivery network enables us to deliver our proprietary technology, differentiated service offerings and service capabilities expertly to clients around the world. We have operations in 22 countries including India, Philippines, Jamaica, Guatemala, Mexico, Romania, Dominican Republic and several locations within the United States, giving our customers the option for "onshore", "nearshore" or "offshore" outsourced business process services. This global delivery model enables us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2020, 51% of our employees were located in high cost countries and 49% were located in low cost countries.

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

Recurring revenue model supported by a loyal, diverse client base – We have a broad and diverse base of clients in countries across geographies and industries, including a majority of the Fortune 100, many Fortune 1,000 companies and midsize businesses and many governmental entities. Our close client relationships and successful client execution support our stable recurring revenue model and high renewal rates.

Competition

Although we encounter competition in all areas of our portfolio, we are a leader in many categories. We compete on the basis of technology, performance, quality, reliability, reputation, price, and customer service and support. We consider our "onshore", “near shore” and “offshore” delivery capabilities to be a competitive advantage. Our competitors range from large international companies to relatively small firms. Our competitors include:

•Large multinational service providers such as Accenture, Aon Hewitt, Cognizant, Hewlett-Packard Enterprise, TTEC and Teleperformance;
•Traditional business process outsourcing companies such as Genpact, EXL Services and Exela
•Human resource, payroll processing and human capital management providers such as ADP, Paychex, Alight and Willis Towers Watson;
•Healthcare-focused IT and service solutions providers such as Cerner, Optum and Maximus;
•HSA administrators such as Health Equity, HSA Bank and WexHealth;
•U.S. Federal focused government services such as CACI International and DXC Technology;
•Transportation multi-nationals such as Roper/TransCore, Cubic, Kapsch and Verra Mobility; and
•Smaller niche business processing service providers and in-house departments that perform functions that could be outsourced.

Sales and Marketing

We market and sell our business process solutions and services to both potential and existing clients through our global sales and business development teams. Additionally, we have dedicated “solution architects” who work with clients to better understand their business requirements and to develop custom-tailored solutions to meet their unique needs. Our clients include commercial businesses of many sizes and industries as well as public sector enterprises.

Our solutions help solve clients' business issues and help them achieve their desired business outcomes. We leverage our broad portfolio of offerings and dedicated team of associates to package solutions that exactly meet clients’ needs, while taking a disciplined approach to pricing and contracting. Our sales efforts typically involve

CNDT 2020 Annual Report

extended selling cycles where our deep domain and industry expertise is critical to winning new business. We maintain strong relationships with our clients from initial engagement to implementation and on-going service delivery.

Intellectual Property

Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 1,020 patents and pending applications. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. These patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general, no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

In the United States, we own 62 registered trademarks reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our trademarks.

People and Culture

Headcount
We draw on the skills, expertise, and experience of our talented and diverse global workforce to deliver mission-critical services and solutions that drive exceptional client outcomes. We have approximately 63,000 associates in 22 countries working towards a common vision and purpose, with 45% located in North America and the remainder located primarily in our delivery centers in Asia Pacific, Latin America and Caribbean, and Europe. Our three reportable segments, Commercial Industries, Government Services and Transportation house the majority of our associates with approximately 45,000, 6,000 and 3,000 associates, respectively.

Conduent Diversity & Inclusion (D&I)
We draw strength from the diversity of our global workforce and we believe that creating an inclusive culture where all associates can bring their authentic selves to work creates value for all our stakeholders.

Conduent’s diversity and inclusion efforts are central in creating an engaging culture for all associates, providing a competitive advantage in serving our clients, and growing our business. We furthered our commitment to D&I in several ways over the past year including naming a Global Head of Diversity and Inclusion, Walter Frye, reporting directly to our Chief Executive Officer. Mr. Frye, who in partnership with leaders and functions across our global locations, will lead our efforts to launch new strategies that will enhance D&I practices and capabilities. We also relaunched seven Employee Impact Groups to engage our associates, and live our core value of being open and inclusive. As of December 31, 2020, the percentage of females in our global workforce exceeds gender parity.

Employee Learning & Development
As a services company, we believe our people are our most important asset, which is why we invest in associate growth and development programs. We are focused on building a workplace where our people can do their best work and have access to the learning tools and resources they need to excel in their role, stay competitive and grow their skill set. We offer our associates modern, digital world-class learning platforms that help them learn anywhere, anytime on a wide range of topics including technology, professional and business-related. As a result, we have been successful in building a culture of continuous learning, with employees taking charge of their learning & development. In addition to our digital platforms, employees are also provided job-specific technical training when they are onboarded and during the course of their professional journey as required. Our learning platforms have wide adoption with about 2.47 million learning assets completed in 2020 with strong learning effectiveness scores

CNDT 2020 Annual Report

for satisfaction, skill improvement and application of learning on the job. We also ensure that our employees complete regulatory and compliance training on topics required based on their role and geography.

COVID-19
Throughout the Coronavirus (or COVID-19) pandemic, the Conduent team has continued to provide critical and best-in-class services to our clients and their end users, while ensuring the health and safety of our greatest asset, our associates.

We have been extremely focused on creating the safest possible working environments for our associates. We demonstrated our resiliency by quickly enabling approximately 75% of our employees to work from home through improved digital solutions. We implemented stringent safety protocols at all our operational sites, including frequently and thoroughly cleaning all facilities, modifying our workspaces to allow for physical distancing, mandating face coverings, providing personal protective equipment (PPE) to associates, requiring pre-entry daily health screening, and leveraging Maven, our proprietary platform, for case management and contact tracing. We have continued taking steps to connect our associates with resources that support their health and well-being. Conduent associates have access to several mental health and well-being resources, including free monthly webinars through our benefits provider. We also revised our time off policies to provide our associates more options to take time off for COVID-19 related sickness or hardships. The feedback from our associates throughout the pandemic has been very positive, especially in terms of our efforts to provide a safe work environment.

Corporate Ethics

We operate according to our Ethics and Compliance Program (Program), which is focused on sustaining an ethical culture and designed to meet general governance and specific industry, regulatory, and legal requirements. The Program is based on our core values, including personal accountability, and overseen by Conduent’s Ethics Office.

Conduent’s Code of Business Conduct (Code) is the foundation of our Program. Our Code embodies and reinforces Conduent’s commitment to the highest standards of integrity and sets forth our expectations for ethical leadership, job performance, and compliance with the Code and Company policies. It is designed to help associates recognize ethics and compliance issues before they arise and to deal appropriately with issues that occur.

Conduent Finance Employees are additionally required to act in accordance with our supplemental Finance Code of Conduct. Our associates are required to complete annual business ethics training. Conduent’s Ethics Office periodically solicits associate input to gauge our ethical culture and help identify areas for continuing improvements.

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

Seasonality

Our revenues can be affected by various factors such as our clients’ demand patterns for our services, which includes peak windows for benefit enrollment, new product launches by clients, and busy retail and travel seasons.

Availability of Company Information

Our internet address is www.conduent.com. In the Investor Information section of our Internet website, you will find our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and any amendments to these reports and statements. We make these documents available free of charge as soon as we can after we have filed them with, or furnished them to, the SEC.

CNDT 2020 Annual Report

The SEC maintains an internet address (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Information about our Executive Officers

The following is a list of the executive officers of Conduent as of February 24, 2021.

Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of our by-laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
Clifford Skelton*	65	Chief Executive Officer	2019	2019
Mark Brewer	56	Executive Vice President, Transportation & Head of Enterprise Accounts	2020	2019
Louis Keyes	53	Executive Vice President, Chief Revenue Officer	2020	2020
Michael Krawitz	51	Executive Vice President, General Counsel & Secretary	2019	2019
Mark Prout	57	Executive Vice President, Chief Information Officer	2019	2020
Brian J. Webb-Walsh	45	Executive Vice President & Chief Financial Officer	2017	2017
Stephen Wood	54	Vice President, Corporate Controller	2020	2020
_____________________________
*Member of Conduent Board of Directors

Each of the officers named above has been an officer or an executive of Conduent or its subsidiaries for less than five years. As of February 24, 2021, there are no family relationships among any of the executive officers named above and any of our directors.

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

CNDT 2020 Annual Report

Mr. Brewer joined Conduent as Chief Operating Officer Transportation in June 2019 and was appointed Executive Vice President and Global Head of Public Sector in November 2019. He became Executive Vice President, Transportation & Head of Enterprise Accounts in October 2020. Prior to joining Conduent, he served as Senior Vice President and Managing Director of Diebold Nixdorf from 2018 to 2019. Prior to that Mr. Brewer was Global Vice President for DXC’s Technology, Enterprise Application and Cloud Businesses from 2016 to 2018. He also held a variety of leadership roles at IBM Corporation for over 20 years, in Europe, Asia and the Americas.

Mr. Keyes joined Conduent as Global Head of Sales in September 2019. He was appointed Executive Vice President, Chief Revenue Officer in December 2020. Prior to joining Conduent, he served as Executive Vice President, Chief Sales Officer at York Risk Services from October 2017 to September 2019. Prior to York Risk Services, he was Senior Vice President at Fiserv Inc. between 2009 and 2017 where he led Enterprise Accounts and large sales teams. Mr. Keyes has also held senior executive leadership roles at Hewlett-Packard Enterprise Services and Electronic Data Systems Corporation.

Mr. Michael Krawitz has served as Executive Vice President, General Counsel and Secretary since November 2019. Prior to joining Conduent, from June 2015 to November, 2019, Mr. Krawitz was Executive Vice President, General Counsel and Corporate Secretary of insurance services firm York Risk Services Group, a portfolio company of Onex Corp. From 2014 to 2015, he was Chief Legal Officer of Veriteq Corp., a biotech company. From 1999 to 2014, Mr. Krawitz held leadership roles in public and private companies in the technology and finance sectors. Mr. Krawitz began his career at Fried Frank and was educated at Cornell University and Harvard Law School.

Mr. Prout joined Conduent as Head of Information Technology in June of 2019. He was appointed Executive Vice President, Chief Information Officer in September 2019. Prior to joining Conduent, between 2005 and 2019, Mr. Prout served as Chief Technology Officer and held several IT leadership positions at Fiserv. Prior to Fiserv, he served as CIO of Cendian Corporation. Mr. Prout has also held various leadership positions at United Parcel Service.

Mr. Webb-Walsh has served as the Chief Financial Officer of Conduent since 2017. He served as the Chief Financial Officer of Xerox Services between January 2016 and December 2016. Prior to this, Mr. Webb-Walsh was Senior Vice President of Finance for the Government Healthcare Group and the Platform Development and Systems Integration Group of Xerox Services. Mr. Webb-Walsh joined Xerox Corporation in 1997 and held a variety of leadership positions there.

Mr. Wood has served in his current role as the Company’s Corporate Controller since August 2020 and was designated as its Principal Accounting Officer effective December 2020. Prior to joining the Company, Mr. Wood spent 15 years at Fiserv in finance and accounting leadership positions. From December 2016 to May 2020, Mr. Wood served as Vice President & Chief Financial Officer of Fiserv Output Solutions, from March 2009 to December 2016, Mr. Wood served as Vice President & Controller over a number of different operating groups and from January 2005 to March 2009 Mr. Wood led International Finance & Accounting operations. Mr. Wood is a Chartered Global Management Accountant with an MBA with distinction from Warwick Business School.

CNDT 2020 Annual Report

ITEM 1A. RISK FACTORS

Business and Operational Risks

Our government contracts are subject to appropriation of funds, termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, and some of our revenues are derived from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, failures to enact appropriation legislation (e.g., a government "shut-down"), government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt or funding constraints, have resulted in, and in the future could result in, lower governmental sales and our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Additionally, if the government discovers what it considers to be improper or illegal activities or contractual non-compliance (including improper billing or non-compliant performance of contract requirements), we may be subject to various civil and criminal penalties and administrative sanctions, which has occurred in the past and may in the future include termination of contracts, forfeiture of profits, suspension of payments, contractual service penalties, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could materially adversely affect our results of operations and financial condition. Moreover, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

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

CNDT 2020 Annual Report

We rely to a significant extent on third-party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers; if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, our results of operations and financial condition could be materially adversely affected.

Our ability to service our customers and clients and deliver and implement solutions depends to a large extent on third-party providers such as subcontractors, a relatively small number of primary software vendors, software application developers, utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. Our results of operations and financial condition have been and in the future may be materially adversely affected and we might incur significant additional liabilities if any of our third-party providers (1) do not meet their service level obligations, (2) do not meet our or our clients’ expectations, (3) terminate or refuse to renew their relationships with us, or (4) offer their products to us with less advantageous prices and other terms than previously offered.

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

CNDT 2020 Annual Report

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

CNDT 2020 Annual Report

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

We have experienced certain disruptions in our operations and service delivery performance issues as a result of some of our information technology infrastructure that is outdated and that needs to be enhanced and updated, which disruptions have adversely impacted client and delivery performance. As a result, we are investing in modernizing a significant portion of our information technology infrastructure with new systems and processes and consolidating our data centers. This also includes investments in our data centers and networks, enhancement, modernization and consolidation of our IT infrastructure and customer-facing technologies, enhanced cybersecurity and movement to cloud-based technology. We expect that these changes will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations and our service delivery to customers, could result in contractual penalties or damage claims from customers, could occur over a period longer than planned, and could require greater than expected investment and other internal and external resources. It may also take longer to realize the intended favorable benefits from an enhanced technology infrastructure than we expected, or that disruptions may continue to occur while we enhance this infrastructure.

The process of consolidating our data center involves inherent risks and may cause disruptions to our operations. In October 2018, we suffered a significant outage as a result of a data center migration, which resulted in unplanned system unavailability and disruption for our customers. We plan to undertake several data center migrations in the future and, in the course of these data migrations, could potentially experience significant service outages. Future service disruptions could hinder our ability to attract new customers, cause us to incur legal liability, contractual penalties or issue service credits to our customers and cause us to lose current customers, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

CNDT 2020 Annual Report

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

Legal, Compliance and Data Security Risks

We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information and personal health information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous laws and regulations in the United States (both federal and state) and foreign laws and regulations designed to protect both individually identifiable information and personal health information, including the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), and the regulations promulgated under HIPPA governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, and the European Union General Data Protection Regulation (GDPR) (effective May 25, 2018), which imposes stringent data protection requirements and significant penalties for noncompliance and has had a significant impact on how we process and handle certain data.

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

We process, support and execute financial transactions, and disburse funds, on behalf of both government and commercial customers, often in partnership with financial institutions. This activity includes receiving debit and credit card information, processing payments for and due to our customers and disbursing funds on payment or debit cards to payees of our customers. As a result, we are subject to numerous laws and regulations in the United States (both federal and state) and in foreign jurisdictions, including the Electronic Fund Transfer Act, as amended, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (including the so-called Durbin Amendment), as amended, the Gramm-Leach-Bliley Act (also known as the Financial Modernization Act of 1999), as amended, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT ACT), as amended. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of certain financial transactions and related support services. These laws are subject to frequent changes, and new statutes and regulations in this area may be enacted at any time. Changes to existing laws, the introduction of new laws in this area or our failure to comply with existing laws that are

CNDT 2020 Annual Report

applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and civil and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions and allegations by our customers, partners and clients that we have not performed our contractual obligations. Any of these could materially adversely affect our results of operations and financial condition.

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

CNDT 2020 Annual Report

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

In some of our services lines, we are contractually subject to industry data security standards. These industry data security standards include Card Brand (Visa, Mastercard, American Express, Discover and JCB) operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a data security standard applicable to companies that collect, store or transmit payment card data. Another industry standard is the Health Information Trust Alliance (HITRUST) which applies to aspects of the healthcare industry in addition to other industries. While we are taking steps to achieve future compliance and/or certification for our systems, we may not be compliant now, and in the future we may not be able to maintain compliance with PCI DSS, HITRUST and other applicable industry standards. We are taking steps to achieve compliance and/or certification for our systems, but we cannot assure that these efforts will be successful in the time period required or at all. Any failure to comply fully or materially with PCI DSS, HITRUST and other applicable industry standards now or at any point in the future may provide customers the right to terminate contracts with us or to enforce provisions obligating us to reimburse them for any penalties or costs incurred by them as a result of our non-compliance, or subject us to other fines, penalties, damages or civil liability, each of which could have a material adverse effect on our business, financial condition and results of operations. In addition, failure to meet PCI DSS standards could result in the loss of our ability to accept credit card payments and the failure to meet HITRUST standards could impact our ability to service customers in the healthcare and other industries, both of which could have a material adverse impact on our business, results of operations and financial condition.

Our results of operations and financial condition could be materially adversely affected by legal and regulatory matters.

We are potentially subject to various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities laws; governmental and non-governmental entity contracting, servicing and governmental entity procurement laws; intellectual property laws; environmental laws; employment laws; the Employee Retirement Income Security Act of 1974 (ERISA); and other laws, regulations and contractual undertakings, as discussed under Note 17 – Contingencies and Litigation to our Consolidated Financial Statements. If developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or if any of these matters result in an adverse judgment

CNDT 2020 Annual Report

or are settled for significant amounts above any existing accruals, it could materially adversely affect our results of operations and financial condition in the period or periods in which such change in determination, judgment or settlement occurs. There can be no assurances as to the favorable outcome of any claim, lawsuit, investigation or proceeding. It is possible that a resolution of one or more such proceedings, through judgment, settlement or otherwise, could require us to make substantial payments to satisfy judgments, fines or penalties or settlement amounts, any of which could materially adversely affect our results of operations and financial condition. Additionally, the terms of dismissal, settlement, release or other resolution may permit certain claims to be reopened under certain conditions. Claims, lawsuits investigations and proceedings involving the Company could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain services, requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. In addition, it can be very costly to defend litigation and these costs could materially adversely affect our results of operations and financial condition. Refer to Note 17 – Contingencies and Litigation to our Consolidated Financial Statements.

Financial Risks

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2020, our goodwill balance was $1.5 billion, which represented 35.9% of total consolidated assets. Refer to Note 9 – Goodwill and Intangible Assets, Net to our Consolidated Financial Statements for additional information about our 2019 goodwill impairment.

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

CNDT 2020 Annual Report

•incur or guarantee additional indebtedness or sell disqualified or preferred stock;
•pay dividends on, make distributions in respect of, repurchase or redeem capital stock;
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

CNDT 2020 Annual Report

affect our results of operations and financial condition. These risks could impair our ability to effectively provide services to our customers and keep our costs aligned to our associated revenues and market requirements.

Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as RPA, to absorb the level of pricing pressures on our services through cost improvements and to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through restructuring actions or information technology initiatives, our ability to offset labor cost inflation and competitive price pressures would be impaired, each of which could materially adversely affect our results of operations and financial condition.

If we are unable to collect our receivables for billed or unbilled services, our results of operations and financial condition could be materially adversely affected.

The profitability of certain of our large contracts depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. Actual losses on client balances could differ from current estimates and, as a result, may require adjustment of our receivables for unbilled services. Our receivables include long-term contracts. Over the course of a long-term contract, our customers’ financial condition may change such that their ability to pay their obligations, and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the federal, state and local governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its project, and the amounts of such recoveries may not meet our expectations or cover our costs. Timely collection of client balances also depends on our ability to complete our contractual commitments (such as our ability to achieve specified milestones in percentage-of-completion contracts) and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and financial condition could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our results of operations and financial condition could be materially adversely affected.

A decline in revenues from or a loss or failure of significant clients could materially adversely affect our results of operations and financial condition.

Our results of operations and financial condition could be materially adversely affected by the loss or failure of significant clients or any significant reduction in revenue volumes from our significant clients, which has occurred in the past and could occur in the future. Some of our clients are in business sectors which have experienced significant financial difficulties or consolidation, and/or the reduction of volumes or their inability to make payments to us, as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration, nonrenewal or early termination (including termination for convenience) or business or financial failure or deterioration. Economic and political conditions could affect our clients’ businesses and the markets they serve. Competition from other service providers and bringing these services in-house could also be expected to adversely impact our revenues.

We have non-recurring revenue, which subjects us to a risk that our revenues and cash flows from operations may fluctuate from period to period.

Revenue generated from our non-recurring services may fluctuate due to factors both within and outside of our control. Our mix of non-recurring and recurring revenues is impacted by acquisitions as well as growth in our non-recurring lines of business, as well as our strategic decisions to exit or reduce our services in particular service areas. There is less predictability and certainty in the timing and amount of revenues generated by our non-recurring services and, accordingly, our results of operations and financial condition could be materially adversely affected by the timing and amount of revenues generated from our non-recurring services

The failure to obtain or maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs, access to capital markets and ability to post surety or performance bonds to support clients’ contracts.

Any future downgrades to our credit rating could negatively impact our ability to renew contracts with our existing clients, limit our ability to compete for new clients, result in increased premiums for surety or performance bonds to

CNDT 2020 Annual Report

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

Our business is significantly dependent on telephone and data services provided by various local and long distance telephone and data service providers around the world. Accordingly, any disruption of these services could materially adversely affect our results of operations and financial condition. We have taken steps to mitigate our exposure to service disruptions by investing in redundant circuits, although there is no assurance that the redundant circuits would not also suffer disruption. Any inability to obtain telephone or data services at favorable rates could materially adversely affect our results of operations and financial condition. Where possible, we have entered into long-term contracts with various providers to mitigate short-term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone or data services that is not recoverable through an increase in the price of our services could materially adversely affect our results of operations and financial condition. In addition, a number of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable, and while there are backup systems in many of our operating facilities, an extended outage of utility or network services could materially adversely affect our results of operations and financial condition.

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

COVID-19 Pandemic Related Risks

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

CNDT 2020 Annual Report

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

•Further, our management has been focused on mitigating the impact of the COVID-19 pandemic, which has required and will continue to require a substantial investment of time and resources across our enterprise. This has resulted and can be expected to continue to result in a diversion of management attention, resources and previously planned investments away from strategic, operational and technological initiatives which had been intended to improve customer demand, new business opportunities, business retention, service delivery, potential divestitures or acquisitions, and the overall profitability of our business and we cannot predict how long this may continue.

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

CNDT 2020 Annual Report

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

The COVID-19 pandemic continues to rapidly evolve, and additional material impacts and disruptions are likely to occur. These and other factors, which may worsen, can be expected to have a material adverse impact on our business, operations, financial results and capital resources. The ultimate impact of the COVID-19 pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, continued emergence of new strains of COVID-19, the availability of an effective vaccine and the speed with which it is administered to the public, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long-term, among others. We do not yet know and cannot predict the full extent of potential impacts on our business, our services and business offerings or our operating results and financial condition.

CNDT 2020 Annual Report

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, California, Mexico, Guatemala, India, the Philippines, Jamaica and Romania. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2020 was approximately 5.9 million square feet at an annual operating cost (lease costs and expenses) of approximately $158 million and was composed of 207 leased properties and 4 owned properties. We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.

We had 0.6 million square feet of our leased and owned properties that became surplus in 2020 due to the implementation of our efficiency initiatives to consolidate our real estate footprint. We aggressively managed our surplus properties through early terminations and subleasing of leased properties and the sale of owned properties. As a result, approximately 0.8 million square feet of the surplus property portfolio were resolved during the year ended December 31, 2020. Additional leased and owned properties may become surplus in the future as we continue to optimize our workforce location strategy based on existing conditions and leverage enhanced work-from-home capabilities. We are obligated to maintain our leased surplus properties through required contractual lease periods and plan to dispose of or sublease these properties.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 17 – Contingencies and Litigation to the Consolidated Financial Statements in Part II, Item 8 is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CNDT 2020 Annual Report

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information

The common stock of Conduent began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the NASDAQ, where it remains listed under the ticker "CNDT".

Common Shareholders of Record

There were 24,475 shareholders of record as of January 31, 2021.

Conduent Common Stock Dividends

We did not pay any dividends on our common stock in 2020. We intend to retain future earnings for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends on our common stock for the foreseeable future.

Performance Graph

Sales of Unregistered Securities During the Quarter Ended December 31, 2020

None

Securities Authorized for Issuance Under Existing Equity Compensation Plans

CNDT 2020 Annual Report

Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from Item 12—Securities Authorized for Issuance Under Existing Equity Compensation Plans.

CNDT 2020 Annual Report

ITEM 6. SELECTED FINANCIAL DATA
In accordance with amendments to Regulation S-K effective February 10, 2021, we have elected to early apply the guidance allowing for the omission of selected financial data for each of the five prior fiscal years.

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Revenues	$1,051	$1,016	$1,041	$1,055	$4,163
Costs and Expenses	1,102	1,080	1,054	1,066	4,302
Loss before Income Taxes	(51)	(64)	(13)	(11)	(139)
Income tax (benefit) expense	(2)	(13)	(6)	—	(21)
Net Loss	$(49)	$(51)	$(7)	$(11)	$(118)

Loss per Share(2):
Basic	$(0.24)	$(0.25)	$(0.04)	$(0.07)	$(0.61)

Diluted	$(0.24)	$(0.25)	$(0.04)	$(0.07)	$(0.61)

2019
Revenues	$1,158	$1,112	$1,098	$1,099	$4,467
Costs and Expenses(1)	1,496	2,231	1,112	1,734	6,573
Loss before Income Taxes	(338)	(1,119)	(14)	(635)	(2,106)
Income tax (benefit) expense	(30)	(90)	2	(54)	(172)
Net Loss	$(308)	$(1,029)	$(16)	$(581)	$(1,934)

Loss per Share(2):
Basic	$(1.49)	$(4.94)	$(0.09)	$(2.76)	$(9.29)

Diluted	$(1.49)	$(4.94)	$(0.09)	$(2.76)	$(9.29)
 _________________
(1)First quarter, second quarter, fourth quarter and full year 2019 include goodwill impairment charge of $284 million, $1.1 billion, $601 million and approximately $2.0 billion, respectively. Refer to Note 9 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.
(2)The sum of quarterly loss per share may differ from the full-year amounts due to rounding.

CNDT 2020 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Conduent. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes in this Form 10-K for the year ended December 31, 2020. This MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.

Overview

With revenues of $4.2 billion, we are a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience.

Headquartered in Florham Park, New Jersey, we have a team of approximately 63,000 people as of December 31, 2020, servicing customers from service centers in 22 countries. In 2020, 10% of our revenue was generated outside the U.S.

Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate.

We organize and manage our businesses through three reportable segments.
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
•Government Services – Our Government Services segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance, health services, program administration, transaction processing and payment services. Our solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.
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

CNDT 2020 Annual Report

Significant 2020 Actions

•Strong new business signings results – A strong year of new business with total contract value (TCV) signings of $1,934 million in 2020, representing an increase of 94% compared to that of the prior year period.

•Draw down on revolver – In March 2020, we drew down $150 million of our $750 million Senior Credit Facility (Revolver) as a precautionary measure in response to the COVID-19 pandemic. This amount was repaid in December 2020.

•Cost savings initiative – Beginning in the first quarter of 2020, we expanded the focus of our efficiency initiatives to include both permanent and temporary cost efficiencies, aimed to offset as much of the COVID-19 related negative impacts as possible. We announced an initial target amount of approximately $100 million of cost savings impact in 2020 and subsequently increased this amount throughout the year. We achieved approximately $145 million of cost savings impact in 2020 in both permanent savings, such as headcount and vendor optimization, and temporary savings, such as furloughs and reduced travel.

•Operational improvements – We have made significant progress on our “Growth”, “Quality”, and “Efficiency” initiatives by leveraging changes to people, process, and technology. Specific actions have included standardizing governance processes for client implementations, account management, and incident response, centralizing and enhancing the salesforce, restructuring to leverage a shared services model and addressing spans and layers, instituting a global IT command center, continuing to make progress on the data center consolidation plan, among others. These actions have resulted in improvements across the “Growth”, “Quality”, and “Efficiency” pillars. For example, we have shown a significant reduction of the number of technology-related incidents and outages, improvements in associate satisfaction survey results, and increases in service level agreement payments from customers.

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

•Litigation settlement – In February 2019, we reached a settlement agreement and release with the State of Texas ("State") and the Texas Department of Health and Human Services, which was amended in May 2019 ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Company was required to pay the State $236 million, of which $118 million was paid in 2019 and the remaining $118 million paid in January 2020. Refer to Note 17 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding this litigation settlement.

•Goodwill impairment – During 2019, we performed interim goodwill impairment assessments for all our reporting units which resulted in a cumulative impairment charge of $2.0 billion. Refer to Note 9 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for details regarding the facts and circumstances that led to this impairment charge.

COVID-19 Outbreak

Throughout the COVID-19 pandemic, we have continued to provide critical and best-in-class services to our customers and their end-users, while ensuring the health and safety of our associates. To address the potential impact to our business over the near-term, our Business Continuity team established a proactive plan in the first quarter of 2020 that has continued throughout the year, which includes:

CNDT 2020 Annual Report

•Supporting our associates with a number of specific initiatives, including making improvements to our policies to extend short term disability, providing extra supplemental sick leave coverage and introducing a hardship leave policy.

•Increased sanitation and social distancing for required on-site essential associates.

At the end of 2020, approximately 75% of our workforce had shifted to work-from-home. We will start a slow and measured approach to bring associates back to our offices, as appropriate. This will be a phased process based on the specific COVID-19 conditions in certain geographies, as well as, business requirements.

As the crisis continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and their end-users as well as the Company's needs and to continue to provide our mission-critical services and solutions.

For the year ended December 31, 2020, we estimated an $85 million unfavorable impact on revenue was attributable to the COVID-19 pandemic or COVID-19 related effects. In addition to reductions in certain direct costs, we also achieved certain temporary cost savings associated with our cost reduction program which were estimated to be $59 million for the year ended December 31, 2020. These temporary cost actions were primarily driven by pandemic related furloughs, reduced travel, vendor and facilities spend. The estimated effect of the COVID-19 pandemic on our pre-tax income, which includes the net revenue impact, incremental costs and benefit from temporary cost savings was a reduction of $23 million for the year ended December 31, 2020.

Refer to the discussion of results of operations below for additional discussion of COVID-19 pandemic related effects.

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

Specific risks associated with these critical accounting policies are discussed in the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Leases

The Company determines if an arrangement is a lease at the inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company accounts for lease and non-lease components separately for its equipment leases, based on the estimated standalone price of each component, and combines lease and non-lease components for its real estate leases. The Company's leases generally do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a

CNDT 2020 Annual Report

collateralized basis over the term of a lease within a particular currency environment. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding our lease accounting policies.

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

Intangible Assets

The fair values of identifiable intangible assets are primarily estimated using an income approach. These estimates include market participant assumptions and require projected financial information, including assumptions about future revenue growth and costs necessary to facilitate the projected growth. Other key inputs include assumptions about technological obsolescence, customer attrition rates, brand recognition, the allocation of projected cash flows to identifiable intangible assets and discount rates. We regularly review for impairment intangible assets with finite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:
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

Application of the interim and annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment of the fair value of each reporting unit. We currently have six reporting units which support our three reportable segments: Customer Experience Management, Business Operations Solutions, Commercial Healthcare and Human Resources and Learning Services (together comprising Commercial Industries), Government Services and Transportation.

Our annual quantitative impairment test of goodwill was performed as of October 1, 2020.

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

CNDT 2020 Annual Report

When performing our discounted cash flow analysis for each reporting unit, we incorporate the use of projected financial information and discount rates that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue and expense projections, restructuring activities, capital spending trends and investment in working capital to support anticipated revenue growth or other changes in the business. The selected discount rates consider the risk and nature of the respective reporting units' cash flows, appropriate capital structure and rates of return that market participants would require to invest their capital in our reporting units.

We believe these assumptions are appropriate and reflect our forecasted long-term business model and consider our historical results as well as the current economic environment and markets that we serve. The most significant assumption used in the goodwill analysis relates to the discount rates (ranging from 12.25% to 13.00%) and long-term organic growth rates (ranging from 2.5% to 3.0%) for the reporting units within the Commercial Industries, Government Services and Transportation reportable segments.

Based on our quantitative assessments, we concluded that the fair value of our reporting units exceeded their respective carrying values and, accordingly, we did not record any goodwill impairment charge in the year ended December 31, 2020.

During 2019, we performed interim goodwill impairment assessments for all our reporting units which resulted in a cumulative impairment charge of $2.0 billion. Refer to Note 9 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for details regarding the facts and circumstances that led to this impairment charge.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our provision will change based on discrete or other nonrecurring events such as audit settlements, tax law changes, changes in valuation allowances and other factors, that may not be predictable. In the event that there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $294 million and $309 million had valuation allowances of $83 million and $72 million at December 31, 2020 and 2019, respectively.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $23 million, $24 million and $20 million at December 31, 2020, 2019 and 2018, respectively.

Refer to Note 16 – Income Taxes to the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.

CNDT 2020 Annual Report

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

Refer to Note 17 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding loss contingencies.

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

Other Developments

SEC Rule - Modernize and Enhance Management’s Discussion and Analysis and other Financial Disclosures
In November 2020, the SEC adopted amendments to modernize, simplify and enhance certain financial disclosures called for by Regulation S-K, and related rules and forms, in a manner that reduces the costs and burdens on registrants while continuing to provide material information to investors. The amendments are also designed to improve the readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information.
The provisions of the rule that have the most significant impact on our disclosures under Regulation S-K and the content of this Form 10-K include: (i) elimination of the requirement to include a five year financial highlights table in the Form 10-K; (ii) amending the requirement to present quarterly financial information for the two most recent years in tabular form to a principals-based approach to discuss material retrospective changes; (iii) elimination of the requirement to present a tabular summary of contractual obligations; (iv) adding a requirement to state the principal objectives of the MD&A; and (v) adding a requirement to present and discuss critical accounting estimates in the MD&A.
We will be required to comply with these amendments for our Form 10-K for the year ended December 31, 2021. Early application is permitted for each amended item. We have elected to apply the guidance to eliminate the disclosure of the five-year highlights for this Form 10-K for the year ended December 31, 2020.

CNDT 2020 Annual Report

Financial Information

The section below provides a comparative discussion of our consolidated results of operations for the year ended December 31, 2020 and 2019. See Item 7. MD&A–Financial Information in our Annual Report on Form 10-K for the year ended December 31, 2019, for a comparative discussion of our consolidated results of operations between 2019 and 2018.

	Year Ended December 31,		2020 vs. 2019
(in millions)	2020	2019	$ Change	% Change
Revenue	$4,163	$4,467	$(304)	(7)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	3,209	3,494	$(285)	(8)%
Selling, general and administrative (excluding depreciation and amortization)	468	479	$(11)	(2)%
Research and development (excluding depreciation and amortization)	1	8	(7)	(88)%
Depreciation and amortization	459	459	—	—%
Restructuring and related costs	67	71	(4)	(6)%
Interest expense	60	78	(18)	(23)%
Goodwill impairment	—	1,952	(1,952)	n/m
Loss on divestitures and transaction costs	17	25	(8)	(32)%
Litigation costs, net	20	17	3	18%
Other (income) expenses, net	1	(10)	11	(110)%
Total Operating Costs and Expenses	4,302	6,573	(2,271)

Loss Before Income Taxes	(139)	(2,106)	1,967
Income tax expense (benefit)	(21)	(172)	151
Net Loss	$(118)	$(1,934)	$1,816

Revenue

Revenue for 2020 decreased, compared to the prior year, mainly driven by lost business and the effects of the COVID-19 pandemic across our Commercial and Transportation segments. These were partially offset by increases from the ramp of new business and increases in COVID-19 related revenues in our Government segment.

We estimated approximately $85 million of the revenue decline for the year was attributable to the net effect of the COVID-19 pandemic or COVID-19 related effects.

Cost of Services (excluding depreciation and amortization)

Cost of services for 2020 decreased, compared to the prior year, mainly driven by lost business, our efficiency initiatives and cost actions. Also contributing to the decline were lower costs to support volume loss resulting from the effects of the COVID-19 pandemic.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

SG&A for 2020 declined, compared to the prior year, mainly driven by reductions in real estate costs, lower corporate overhead costs and reductions in labor costs, including reductions in 401(k) costs, partially offset by increases in certain other employee costs.

CNDT 2020 Annual Report

Depreciation and Amortization

Depreciation and amortization (D&A) for 2020 was flat compared to the prior year due to D&A on new capital expenditure spend being offset by the run-off of D&A on older assets.

Restructuring and Related Costs

We engage in a series of restructuring programs related to downsizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Year Ended December 31,
(in millions, except headcount in whole numbers)	2020	2019
Severance and related costs	$14	$28
Data center consolidation	23	21
Termination, asset impairment and other costs	22	18
Total Net Current Period Charges	59	67
Consulting and other costs(1)	8	4
Restructuring and Related Costs	$67	$71
Reduction in headcount(2)	1,600	1,300
__________

(1)Represents professional support costs associated with certain strategic transformation programs.
(2)Relates to headcount reductions worldwide associated with Severance and related costs

Refer to Note 10 – Restructuring Programs and Related Costs to the Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decrease in Interest expense for 2020, compared to the prior year, was driven primarily by lower interest rates, partially offset by a higher average debt balance that resulted from the $150 million withdrawn from our Senior Revolving Credit Facility (Revolver) in March 2020. Refer to Note 12 – Debt to the Consolidated Financial Statements for additional information.

Goodwill Impairment

There was no goodwill impairment identified for 2020. The goodwill impairment for 2019 related to the write-down of the carrying values of all of the reporting units. Refer to Note 9 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for additional information.

CNDT 2020 Annual Report

Loss on Divestitures and Transaction Costs

The costs included in 2020 amount consist of professional fees related to the strategic review by the Company's Board of Directors and reserves for certain divestiture related litigation. The costs in 2019 consist of transaction and related costs, changes in estimates related to losses on divestitures and a loss on sale of assets.

Litigation Costs, Net

Net litigation costs for 2020 primarily consist of reserves for various matters that are subject to litigation and costs related to certain reimbursement matters with our former parent company, Xerox Corporation. Net litigation costs for 2019 consist primarily of the recognition of the $13 million discount on the fair value of the Texas litigation liability established in 2018, due to the 2019 acceleration of the payment terms of the settlement.

Refer to Note 17 – Contingencies and Litigation to the Consolidated Financial Statements for additional information.

Other (Income) Expenses, Net

Other (income) expenses, net primarily includes foreign currency transaction losses (gains), interest income and the Student Loan business shut-down costs.

Income Taxes

The 2020 effective tax rate was 15.1%, compared to 8.2% for 2019. The 2020 rate was lower than the U.S. statutory rate of 21% primarily due to geographic mix of income, tax settlements and valuation allowances partially offset by tax credits. The 2019 rate was lower than the statutory rate, primarily due to the goodwill impairment charge being partially non-deductible for tax and the geographic mix of income, partially offset by U.S. federal tax credits and tax benefits recognized on the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC.

Excluding the impact of amortization, restructuring and discrete tax items the normalized effective tax rate for 2020 was 27.3%. The normalized effective tax rate of 30.0% for 2019, was predominately impacted by the exclusion of the impact of goodwill impairment, divestitures, the Texas litigation reserve, amortization and restructuring. The decline in the normalized effective tax rate from 2019 to 2020 is attributable to an increase in tax credits, favorable changes to certain U.S. tax rules and geographic mix of income in 2020.

The Company believes it is reasonably possible that unrecognized tax benefits of approximately $14 million will reverse within 12 months due to anticipated audit settlements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law. The CARES Act provides for various tax relief and tax incentive measures. The payment of the employer share of payroll taxes for the remainder of 2020 was deferred to 2021 and 2022 under the CARES Act, which provided a temporary operating cash flow benefit. The CARES Act also retroactively allowed for the immediate recovery of qualified improvement property (QIP) costs rather than over a 39 year recovery period, resulting in additional tax deductions for 2018 and 2019. Lastly, the CARES Act provided an elective five-year carry back for net operating losses (NOLs) incurred in taxable years starting after December 31, 2017, and before January 1, 2021. This allowed the Company to carry back the loss it incurred in 2019 to 2018, resulting in a tax refund.

CNDT 2020 Annual Report

Operations Review of Segments

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

The section below provides a comparative discussion of our financial performance by segment between the year ended December 31, 2020 and 2019. As described in Note 3 – Segment Reporting to our Consolidated Financial Statements, in 2020 we realigned our sales organization and certain shared IT and other allocated functions and reallocated certain costs that were previously included in the Shared IT/Infrastructure and Corporate Costs (now referred to as Unallocated Costs) to each of the reportable segments. All prior periods presented have been recast to reflect these changes. We include a discussion of our recast financial performance by segment for the years ended December 31, 2019 and 2018 immediately after the discussion of financial performance for the years ended December 31, 2020 and 2019 below.

Segment Performance Review - 2020 compared to 2019

(in millions)	Commercial Industries	Government Services	Transportation	Other		Unallocated Costs	Total
Year Ended Dec 31, 2020				Divestitures	Other
Total Revenue	$2,163	$1,281	$719	$—	$—	$—	$4,163
Segment profit (Loss)	$150	$372	$82	$—	$9	$(348)	$265
Adjusted EBITDA	$258	$397	$117	$—	$2	$(294)	$480

% of Total Revenue	52.0%	30.8%	17.2%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	11.9%	31.0%	16.3%	—%	—%	—%	11.5%

Year Ended Dec 31, 2019
Total Revenue	$2,385	$1,263	$781	$36	$2	$—	$4,467
Segment profit (Loss)	$270	$279	$69	$1	$(1)	$(345)	$273
Adjusted EBITDA	$376	$311	$108	$1	$(1)	$(301)	$494

% of Total Revenue	53.4%	28.3%	17.5%	0.8%	—%	—%	100.0%
Adjusted EBITDA Margin	15.8%	24.6%	13.8%	2.8%	(50.0)%	—%	11.1%

CNDT 2020 Annual Report

Commercial Industries Segment

Revenue

Commercial Industries revenue for 2020 decreased, compared to the prior year, due to an estimated $158 million of negative COVID-19 impacts as well as prior year lost business. This pressure was partially offset by new business ramp. The COVID-19 impact is primarily due to the following year-over-year changes: 1) lower transaction processing volumes for clients within our BOS service offering, 2) reduced workers compensation claims and commercial healthcare claims processing in our Commercial Healthcare Solutions service offering, 3) reduced revenue from our HSA offering "BenefitWallet" (within our HRLS business) as a result of interest rate reductions, 4) slightly reduced call volumes within our CXM service offering across travel and retail clients, and 5) COVID-19 related delays of new business ramp across multiple clients and offerings.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA for 2020, compared to the prior year, were mainly driven by overall revenue declines, one-time items, certain employee costs and the adverse effects of the COVID-19 pandemic, partially offset by reductions from the cost savings program.

Government Services Segment

Revenue

Government Services revenue for 2020 increased, compared to the prior year, primarily driven by an estimated $149 million of COVID-19 related benefit. These increases were partially offset by prior year contract losses. The COVID-19 benefit is largely driven by the following year-over-year changes: 1) increases in the Supplemental Nutrition Assistance Program (SNAP) volumes and Pandemic SNAP volumes, 2) an increase in the number of citizens to which we distribute unemployment insurance benefits, and 3) incremental additional unemployment insurance benefit distributions provided by the CARES Act.

Segment Profit and Adjusted EBITDA

Increases in the Government Services segment profit and adjusted EBITDA for 2020, compared to the prior year, were primarily driven by higher margin revenue mix due to COVID-19, the cost savings program and lower IT costs associated with contract losses.

Transportation Segment

Revenue

Transportation revenue for 2020 decreased, compared to the prior year, primarily driven by an estimated $76 million of negative COVID-19 related volume impacts as well as lost business, partially offset by the ramp of new business. The COVID-19 related impacts were primarily driven by volume pressure in the Curbside Management Solutions and Roadway Charging & Management service offerings, as well as volume pressure and project delays in the Transit Solutions service offering.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA for 2020 increased, compared to the prior year, primarily driven by the cost savings program and revenue mix.

CNDT 2020 Annual Report

Other

Revenue

Other revenue for 2020 decreased, compared to the prior year, driven mainly by the divestiture completed in early 2019.

Segment Profit (Loss) and Adjusted EBITDA

Increase in Other segment profit for 2020 compared to the prior year, was primarily due to the adjustment to the remaining California Medicaid Management Information System settlement liability of $7 million as a result of the contract expiration in March 2020. This benefit was removed from adjusted EBITDA for segment reporting purposes due to its non-recurring nature.

Unallocated Costs

Improvements in adjusted EBITDA within our Unallocated Costs for 2020, compared to the prior year, were mainly driven by the efficiencies created by the cost reduction initiative, partially offset by an increase in costs incurred due to the effects of the COVID-19 pandemic and an increase in certain employee costs.

Segment Performance Review - 2019 compared to 2018

(in millions)	Commercial Industries	Government Services	Transportation	Other		Unallocated Costs	Total
Year Ended December 31, 2019				Divestitures	Other
Total Revenue	$2,385	$1,263	$781	$36	$2	$—	$4,467
Segment profit (Loss)	$270	$279	$69	$1	$(1)	$(345)	$273
Adjusted EBITDA	$376	$311	$108	$1	$(1)	$(301)	$494

% of Total Revenue	53.4%	28.3%	17.4%	0.8%	—%	—%	100.0%
Adjusted EBITDA Margin	15.8%	24.6%	13.8%	2.8%	(50.0)%	—%	11.1%

Year Ended December 31, 2018
Total Revenue	$2,550	$1,351	$729	$752	$11	$—	$5,393
Segment profit (Loss)	$346	$296	$61	$98	$(4)	$(375)	$422
Adjusted EBITDA	$454	$328	$99	$105	$(2)	$(344)	$640

% of Total Revenue	47.3%	25.1%	13.5%	13.9%	0.2%	—%	100.0%
Adjusted EBITDA Margin	17.8%	24.3%	13.6%	14.0%	(18.2)%	—%	11.9%

Commercial Industries Segment

Revenue

Commercial Industries revenue for 2019 decreased, compared to the prior year, primarily driven by contract losses, volume pressure, price pressure upon renewals, strategic exits and currency fluctuations. These losses were partially offset by revenue from new contracts.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for 2019, compared to the prior year, were mainly driven by the overall revenue declines, partially offset by reductions in labor and real estate costs from our efficiency initiatives.

CNDT 2020 Annual Report

Government Services Segment

Revenue

Government Services revenue for 2019 decreased, compared to the prior year, primarily driven by contract losses and pricing and scope changes associated with a large renewal. These declines were partially offset by ramp of new business.

Segment Profit and Adjusted EBITDA

Decreases in the Government Services segment profit and adjusted EBITDA margin for 2019, compared to the prior year, were mainly driven by lower revenue, partially offset by lower IT and delivery costs.

Transportation Segment

Revenue

Transportation revenue for 2019 increased, compared to the prior year, primarily driven by ramp of new business and volume increases.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin for 2019 increased, compared to the prior year, mainly driven by increased revenue and reduced labor and real estate costs from our efficiency initiatives.

Other

Revenue

Other revenue for 2019 decreased, compared to the prior year, driven mainly by the divestitures completed in 2018 and 2019 and the run-off of our Student Loan Services business.

Segment Profit (Loss) and Adjusted EBITDA

Decreases in Other segment profit and adjusted EBITDA for 2019, compared to the prior year, were primarily due to divestitures completed in 2019 and 2018 and the run-off of our Student Loan Services business.

Unallocated Costs

Improvements in segment loss and adjusted EBITDA within our Unallocated Costs for 2019, compared to the prior year, were mainly due to reductions in IT and corporate overhead costs.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV is the estimated total contractual revenue related to signed contracts, excluding the impact of divested business as required.

For the year ended December 31, 2020, the Company signed $1,934 million of new business, representing a 94% increase compared to the prior year. Renewal TCV for the year ended December 31, 2020 was $2,809 million, an increase of 26% compared to the prior year.

CNDT 2020 Annual Report

The amounts in the following table exclude divestitures.

	Year Ended December 31,		2020 vs. 2019
(in millions)	2020	2019	$ Change	% Change
New business TCV	$1,934	$996	$938	94%
Renewals TCV	2,809	2,230	579	26%
Total Signings	$4,743	$3,226	$1,517	47%

New business annual recurring revenue (ARR) signings(1)	$353	$281	$72	26%
New business non-recurring revenue (NRR) signings(2)	$255	$166	$89	54%
___________
(1)New business ARR measures the revenue from recurring services provided to the client for any new business signing. ARR represents the recurring services provided to a customer with the opportunity for renewal at the end of the contract term.
(2)New business NRR measures the non-recurring revenue for any new business signing, including (i) signing value of any contract with term less than 12 months and (ii) signing value of project based revenue, not expected to continue long term.

Total signings for 2020 increased, compared to the prior year, primarily due to strong conversion of the pipeline as a result of centralizing the sales organization, new sales leadership, top-grading and expanding of sales headcount, new sales bidding processes, and a simplified go-to-market strategy, among other initiatives.

Capital Resources and Liquidity

As of December 31, 2020 and 2019, total cash and cash equivalents were $450 million (of which approximately $150 million was cash in foreign locations) and $496 million (of which approximately $124 million was cash in foreign locations), respectively. The Company also has a $750 million revolving line of credit for its various cash needs, of which $7 million has been utilized for letters of credit as of December 31, 2020.

As of December 31, 2020, there were $1.5 billion outstanding borrowings under our Credit Agreement of which $82 million was due within one year. Refer to Note 12 – Debt to the Consolidated Financial Statements for additional debt information.

In January 2019, we acquired Health Solution Plus, a software provider of healthcare payer administration solutions for a total base consideration of $90 million. This acquisition is part of the Commercial Industries segment. Refer to Note 5 – Business Acquisition to the Consolidated Financial Statements for additional information regarding this acquisition.

In February 2019, we reached a settlement agreement and release with the State of Texas ("State") and the Texas Department of Health and Human Services, which was amended in May 2019 ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Company was required to pay the State $236 million, of which $118 million was paid in 2019 and the remaining $118 million paid in January 2020. Refer to Note 17 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding this litigation settlement.

Refer to the Capital Market Activity section below for additional information regarding our capital activity.

Cash Flow Analysis

The following summarizes our cash flows for the two years ended December 31, 2020, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,		Change
(in millions)	2020	2019	2020 vs. 2019
Net cash provided by (used in) operating activities	$161	$132	$29
Net cash provided by (used in) investing activities	(134)	(310)	176
Net cash provided by (used in) financing activities	(74)	(85)	11

Operating Activities

CNDT 2020 Annual Report

The net improvement in cash flow from operating activities of $29 million, compared to the prior year, was primarily attributable to the deferral of payroll taxes allowed by the CARES Act and other COVID-19 related relief of $57 million, lower income tax payments of $47 million and other working capital changes of $44 million, partially offset by the timing of collection of receivables of $119 million.

Investing Activities

The decrease in cash used in investing activities of $176 million, compared to the prior year, was primarily due to the HSP acquisition in 2019 and decreased spending for capital expenditures. Spending related to modernizing our IT infrastructure for both customer-facing and internal functions continued but was on a downward trajectory compared to the higher 2019 and 2018 levels.

Financing Activities

The decrease in cash used in financing activities for 2020, compared to the prior year, was primarily due to lower tax payments related to stock compensation of $10 million for the year ended December 31, 2020, compared to $21 million for the prior year.

Sales of Accounts Receivable

The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the years ended December 31, 2020, 2019 and 2018 was $(22) million, $51 million and $23 million, respectively. The net impact from the sales of accounts receivable represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of: (i) collections prior to the end of the year and (ii) currency.

Financial Instruments

Refer to Note 13 – Financial Instruments to the Consolidated Financial Statements for additional information.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

At December 31, 2020, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2021	2022	2023	2024	2025	Thereafter
Total debt, including finance lease obligations(1)	$90	$598	$804	$36	$—	$—
Interest on debt(2)	42	41	30	9	5	—
Minimum operating lease commitments(3)	95	71	47	37	27	59
Estimated Purchase Commitments(4)	67	24	11	3	—	—
Total	$294	$734	$892	$85	$32	$59
_______________
(1)Total debt represents principal debt and finance leases. Refer to Note 12 – Debt to the Consolidated Financial Statements for additional information regarding debt.
(2)Refer to Note 12 – Debt in the Consolidated Financial Statements for additional information.
(3)Refer to Note 8 – Leases to the Consolidated Financial Statements for additional information.
(4)We enter other purchase commitments with vendors in the ordinary course of business, generally IT-related expenditures. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

CNDT 2020 Annual Report

Other Contingencies and Commitments

As more fully discussed in Note 17 – Contingencies and Litigation to the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In addition, refer to the preceding table for the Company's contractual cash obligations and other commercial commitments and Note 17 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding contingencies, guarantees and indemnifications.

CNDT 2020 Annual Report

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

Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 13 – Financial Instruments to the Consolidated Financial Statements for additional discussion on our financial risk management.

Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2020, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2020. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2020 would have an impact on our cumulative translation adjustment portion of equity of approximately $60 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $596 million at December 31, 2020.

Interest Rate Risk Management

The consolidated weighted-average interest rates related to our total debt for 2020 approximated 2.34% for Term A Loan due 2022, 3.82% for Term B Loan due 2023, 10.90% for Senior Notes due 2024 and 5.29% for finance lease obligations. As of December 31, 2020, $1,470 million of our total debt of $1,528 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2020, a 10% increase in market interest rates would decrease the fair values of such financial instruments by less than $1 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by less than $1 million.

CNDT 2020 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Conduent Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conduent Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

CNDT 2020 Annual Report

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

Goodwill Impairment Assessment

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,528 million as of December 31, 2020. The goodwill associated with the Commercial Industries reportable segment, Government Services reportable segment and Transportation reportable segment was $837 million, $623 million and $68 million, respectively. Management tests goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. As disclosed by management, the annual quantitative impairment test of goodwill was performed as of October 1, 2020. Impairment testing for goodwill is done at the reporting unit level. The fair value of reporting units is determined using a combination of both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis based upon the forecasted future business results of reporting units. The market approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. There was no impairment identified for the year ended December 31, 2020. As disclosed by management, the most significant assumptions used in the goodwill analysis relate to the long-term organic growth rates as well as the discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting units; (ii) a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate management’s cash flow projections and significant assumptions related to the long-term organic growth rates and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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

CNDT 2020 Annual Report

testing the completeness, accuracy and relevance of underlying data used in the estimate; and evaluating the significant assumptions used by management related to the long-term organic growth rates and the discount rates. Evaluating management’s assumptions related to the long-term organic growth rates involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of each reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analysis and certain significant assumptions, including the discount rates.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 24, 2021

We have served as the Company’s auditor since 2016.

CNDT 2020 Annual Report

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

/s/ CLIFFORD SKELTON	/s/ BRIAN WEBB-WALSH	/s/ STEPHEN WOOD
Chief Executive Officer	Chief Financial Officer	Corporate Controller & Principal Accounting Officer

CNDT 2020 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2020	2019	2018
Revenue	$4,163	$4,467	$5,393
Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	3,209	3,494	4,182
Selling, general and administrative (excluding depreciation and amortization)	468	479	560
Research and development (excluding depreciation and amortization)	1	8	11
Depreciation and amortization	459	459	460
Restructuring and related costs	67	71	81
Interest expense	60	78	112
Loss on extinguishment of debt	—	—	108
Goodwill impairment	—	1,952	—
Loss on divestitures and transaction costs	17	25	42
Litigation costs, net	20	17	227
Other (income) expenses, net	1	(10)	5
Total Operating Costs and Expenses	4,302	6,573	5,788
Loss Before Income Taxes	(139)	(2,106)	(395)
Income tax expense (benefit)	(21)	(172)	21
Net Loss	$(118)	$(1,934)	$(416)
Basic Loss per Share	$(0.61)	$(9.29)	$(2.06)
Diluted Loss per Share	$(0.61)	$(9.29)	$(2.06)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2020 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2020	2019	2018
Net Loss	$(118)	$(1,934)	$(416)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	8	3	(31)
Reclassification of currency translation adjustments on divestitures	—	15	42
Reclassification of divested benefit plans and other	—	(1)	62
Unrecognized gains (losses), net	—	1	1
Changes in benefit plans, net	1	—	—
Other Comprehensive Income (Loss), Net	9	18	74

Comprehensive Loss, Net	$(109)	$(1,916)	$(342)
__________
(1)All amounts are net of tax. Tax effects were immaterial. Refer to Note 20 – Other Comprehensive Income (Loss) for information about pre-tax amounts.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2020 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2020	2019
Assets
Cash and cash equivalents	$450	$496
Accounts receivable, net	670	652
Contract assets	151	155
Other current assets	306	283
Total current assets	1,577	1,586
Land, buildings and equipment, net	305	342
Operating lease right-of-use assets	246	271
Intangible assets, net	187	426
Goodwill	1,528	1,502
Other long-term assets	413	387
Total Assets	$4,256	$4,514
Liabilities and Equity
Current portion of long-term debt	$90	$50
Accounts payable	182	198
Accrued compensation and benefits costs	237	174
Unearned income	133	108
Other current liabilities	450	647
Total current liabilities	1,092	1,177
Long-term debt	1,420	1,464
Deferred taxes	97	111
Operating lease liabilities	207	229
Other long-term liabilities	108	91
Total Liabilities	2,924	3,072

Contingencies (See Note 17)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,899	3,890
Retained earnings (deficit)	(2,313)	(2,185)
Accumulated other comprehensive loss	(398)	(407)
Total Equity	1,190	1,300
Total Liabilities and Equity	$4,256	$4,514

Shares of common stock issued and outstanding	212,074	211,511
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2020 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(118)	$(1,934)	$(416)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	459	459	460
Contract inducement amortization	2	3	3
Goodwill impairment	—	1,952	—
Deferred income taxes	(21)	(220)	(75)
Loss from investments	(3)	(4)	(2)
Amortization of debt financing costs	7	7	11
Loss on extinguishment of debt	—	—	108
Loss on divestitures and sales of fixed assets, net	6	8	—
Stock-based compensation	20	24	38
Allowance for doubtful accounts	2	3	—
Changes in operating assets and liabilities:
Accounts receivable	(14)	107	133
Other current and long-term assets	(36)	(14)	(111)
Accounts payable and accrued compensation	39	(15)	(14)
Restructuring liabilities	—	10	8
Other current and long-term liabilities	(174)	(257)	161
Net change in income tax assets and liabilities	(8)	3	(17)
Other operating, net	—	—	(4)
Net cash provided by (used in) operating activities	161	132	283
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(76)	(148)	(179)
Proceeds from sale of land, buildings and equipment	—	2	13
Cost of additions to internal use software	(63)	(67)	(45)
Payments for acquisitions, net of cash acquired	—	(90)	—
Proceeds (payments) from divestitures, net of cash	5	(7)	675
Other investing, net	—	—	(4)
Net cash provided by (used in) investing activities	(134)	(310)	460
Cash Flows from Financing Activities:
Proceeds from revolving credit facility and other loans	155	—	—
Payments on revolving credit facility	(150)	—	—
Payments on debt	(55)	(54)	(519)
Debt issuance fee payments	—	—	(3)
Premium on debt redemption	—	—	(95)
Payment of contingent consideration related to acquisition	(4)	—	—
Taxes paid for settlement of stock-based compensation	(10)	(21)	(10)
Dividends paid on preferred stock	(10)	(10)	(10)
Net cash provided by (used in) financing activities	(74)	(85)	(637)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	3	(8)
Increase (decrease) in cash, cash equivalents and restricted cash	(47)	(260)	98
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	505	765	667
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$458	$505	$765
 ___________
(1)Includes $8 million, $9 million and $9 million of restricted cash as of the years ended December 31, 2020, 2019 and 2018, respectively, that was included in Other current assets on their respective Consolidated Balance Sheets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2020 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Conduent Shareholders’ Equity
Balance at December 31, 2017	$2	$3,850	$171	$(494)	$3,529
Dividend - preferred stock, $80/per share	—	—	(10)	—	(10)
Cumulative effect of accounting change - revenue standard	—	—	17	—	17
Reclassification of amounts impacted by Tax Reform	—	—	5	(5)	—
Stock option and incentive plans, net	—	28	—	—	28
Comprehensive Income (Loss):
Net Loss	—	—	(416)	—	(416)
Other comprehensive income (loss), net	—	—	—	74	74
Total Comprehensive Income (Loss), Net	—	—	(416)	74	(342)
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$3,222
Dividend - preferred stock, $80/per share	—	—	(10)	—	(10)
Cumulative effect of accounting change - lease standard	—	—	(8)	—	(8)
Stock option and incentive plans, net	—	12	—	—	12
Comprehensive Income (Loss):
Net Loss	—	—	(1,934)	—	(1,934)
Other comprehensive income (loss), net	—	—	—	18	18
Total Comprehensive Income (Loss), Net	—	—	(1,934)	18	(1,916)
Balance at December 31, 2019	$2	$3,890	$(2,185)	$(407)	$1,300
Dividend - preferred stock, $80/per share	—	—	(10)	—	(10)
Stock option and incentive plans, net	—	9	—	—	9
Comprehensive Income (Loss):
Net Loss	—	—	(118)	—	(118)
Other comprehensive income (loss), net	—	—	—	9	9
Total Comprehensive Income (Loss), Net	—	—	(118)	9	(109)
Balance at December 31, 2020	$2	$3,899	$(2,313)	$(398)	$1,190
 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2020 Annual Report

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

Basis of Presentation

The Company's Consolidated Financial Statements included the historical basis of assets, liabilities, revenues and expenses of the individual businesses of the Company, including joint ventures and partnerships over which the Company has a controlling financial interest. The Company has prepared the Consolidated Financial Statements pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. All intercompany transactions and balances have been eliminated.

The Company has evaluated subsequent events through February 24, 2021 and no material subsequent events were identified.

Conduent Incorporated is a New York corporation, organized in 2016. Our common stock began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the NASDAQ Global Select Market (NASDAQ), where it remains listed under the ticker "CNDT".

Use of Estimates

The Company prepared the Consolidated Financial Statements using financial information available at the time of preparation, which requires it to make estimates and assumptions that affect the amounts reported. The Company's most significant estimates pertain to the intangible assets, valuation of goodwill, contingencies and litigation and income taxes. These estimates are based on management's best knowledge of current events, historical experience, and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

As of December 31, 2020, the impact of the outbreak of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

CNDT 2020 Annual Report

New Accounting Standards

Income Taxes: In December 2019, the Financial Accounting Standards Board (FASB) issued final guidance that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (ASC) 740, Income Taxes. The Company has analyzed the guidance and this guidance is not expected to have a material impact on the Company's income tax provision. The Company is not early adopting the guidance; as such, the guidance will be effective beginning in tax year 2021.

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

Recently Adopted Accounting Standards

Credit Losses: In June 2016, the FASB updated the accounting guidance related to measurement of credit losses on financial instruments, which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The guidance replaces the incurred loss model with an expected loss model referred to as current expected credit loss (CECL). The CECL model requires us to measure lifetime expected credit losses for financial instruments held at the reporting date using historical experience, current conditions and reasonable supportable forecasts. The Company adopted the new guidance as of January 1, 2020 and the adoption of the new guidance did not have a material impact on its Consolidated Financial Statements.

Summary of Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, including money market funds and investments with original maturities of three months or less.

Receivable Sales

In 2020, 2019 and 2018, the Company sold certain accounts receivable and derecognized the corresponding receivable balance. Refer to Note 6 – Accounts Receivable, Net for more details on the Company's receivable sales.

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

Refer to Note 7 – Land, Buildings, Equipment and Software, Net for further discussion.

Internal Use and Product Software

Internal Use Software: The Company capitalizes direct costs associated with developing, purchasing or otherwise acquiring software for internal use and amortizes these costs on a straight-line basis over the expected useful life of the software, beginning when the software is implemented. Costs for upgrades and enhancements that will not result in additional functionality are expensed as incurred. Amounts incurred for Internal Use Software are included in Cash Flows from Investing Activities.

CNDT 2020 Annual Report

Product Software: The Company also capitalizes certain costs related to the development of software solutions to be sold to its customers upon reaching technological feasibility. These costs are amortized on a straight-line basis over the estimated economic life of the software. Amounts incurred for Product Software are included in Cash Flows from Operations. The Company performs annual reviews to ensure that unamortized Product Software costs remain recoverable from estimated future operating profits (net realizable value or NRV). Costs to support or service licensed software are charged to Costs of services as incurred.

Internal use and Product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Refer to Note 7 – Land, Buildings, Equipment and Software, Net for further information.

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement, which includes renewal options that are reasonably certain to be exercised. Capitalized amounts related to such arrangements are recorded within Other current assets and Other long-term assets in the Consolidated Balance Sheets. The amortization expense and the associated hosting fees are included in Cost of services and Selling, general and administrative expenses, depending on the nature of the underlying use of the cloud computing arrangement, in the Company’s Consolidated Statements of Income (Loss).

Refer to Note 7 – Land, Buildings, Equipment and Software, Net for further information.

Leases
The Company adopted the new lease guidance as of January 1, 2019, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company determines if an arrangement is a lease at the inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company has operating and finance leases for real estate and equipment. Operating leases are included in Operating lease ROU assets, Other current liabilities, and Operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in Land, buildings and equipment, net, Current portion of long-term debt, and Long-term debt in the Company's Consolidated Balance Sheets.

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

Refer to Note 8 – Leases for further information.

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

CNDT 2020 Annual Report

The Company tests goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. Impairment testing for goodwill is done at the reporting unit level. The Company determined the fair value of its reporting units utilizing a combination of both an Income Approach and a Market Approach. The Income Approach utilizes a discounted cash flow analysis based upon the forecasted future business results of its reporting units. The Market Approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit

Refer to Note 9 – Goodwill and Intangible Assets, Net for further information.

Other Intangible Assets

Other intangible assets primarily consist of assets acquired through business combinations, primarily installed customer base. Other intangible assets are amortized on a straight-line basis over their estimated economic lives unless impairment is identified.

Refer to Note 9 – Goodwill and Intangible Assets, Net for further information.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, including buildings, equipment, internal use software, product software, right-of-use assets and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company's primary measure of fair value is based on forecasted cash flows.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are based on differences between U.S. GAAP reporting and tax bases of assets or liabilities and based on current tax laws, regulations and rates.

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

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Company has unrecognized tax benefits for uncertain tax positions. The Company follows U.S. GAAP which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease its effective tax rate, as well as impact its operating results.

CNDT 2020 Annual Report

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Reform). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI were recognized for the year ended December 31, 2020.

On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, which provides for coronavirus related tax relief as well as an omnibus appropriations package that extends various expiring tax provisions. The work opportunity tax credit has been extended through December 31, 2025, and a 100% deduction for the cost of business meals is allowed for 2021 and 2022, which will provide a permanent benefit. The Consolidated Appropriations Act is not expected to have a material impact on the Company's income tax provision.

Refer to Note 16 – Income Taxes for further discussion.

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

Once the Company determines the performance obligations, the Company determines the transaction price, which is based on fixed and variable consideration. Typical forms of variable consideration include variable pricing based on the number of transactions processed or usage-based pricing arrangements. Variable consideration is also present in the form of volume discounts, tiered and declining pricing, penalties for service level agreements, performance bonuses and credits. In circumstances where the Company meets certain requirements to allocate variable consideration to a distinct service within a series of related services, it allocates variable consideration to each distinct period of service within the series. In limited circumstances, if the Company does not meet those requirements, it includes an estimate of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines standalone selling prices based on the prices charged to customers or by using expected cost plus margin.

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

CNDT 2020 Annual Report

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

Refer to Note 2 – Revenue for further discussion.

CNDT 2020 Annual Report

Note 2 – Revenue

Disaggregation of Revenue

During the first quarter of 2020, the Company changed how it presents its disaggregated revenue by major service offering. This change had no impact on disaggregated revenue by reportable segments or the timing of revenue recognition. All prior periods presented have been revised to reflect this change.

The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segments. Refer to Note 3 – Segment Reporting for additional information on the Company's reportable segments.

	Year Ended December 31,
(in millions)	2020	2019	2018
Commercial Industries:
Customer experience management	$648	$669	$710
Business operations solutions	566	632	716
Commercial healthcare solutions	431	482	445
Human resource and learning services	518	602	679
Total Commercial Industries	2,163	2,385	2,550
Government Services:
Government healthcare solutions	603	675	727
Government services solutions	678	588	624
Total Government Services	1,281	1,263	1,351
Transportation:
Roadway charging & management services	318	327	300
Transit solutions	248	254	226
Curbside management solutions	72	107	109
Public safety solutions	73	83	79
Commercial vehicles	8	10	15
Total Transportation	719	781	729
Other:
Divestitures	—	36	752
Education	—	2	11
Total Other	—	38	763
Total Consolidated Revenue	$4,163	$4,467	$5,393

Timing of Revenue Recognition:
Point in time	$110	$144	$142
Over time	4,053	4,323	5,251
Total Revenue	$4,163	$4,467	$5,393

The Company's contracts with customers are broadly similar in nature throughout the Company's major service offerings. The following is a description of the major service offerings:

Customer Experience Management: The Company offers a range of services that help its clients support their end-users. This includes in-bound and out-bound call support for both simple and complex transactions, technical support and patient assistance. The Company also provides multi-channel communication support (both print and digital) across a range of industries.

Business Operations Solutions: The Company helps its clients improve communications with their customers and constituents, whether it is on paper, on-line or through other communication channels. The Company also offers a broad array of flexible transaction processing services that include data entry, scanning, image processing, enrollment processing, claims processing, high volume offsite print and mail services and file indexing. The

CNDT 2020 Annual Report

Company serves clients by managing their critical finance, accounting and procurement processes. These services include general accounting and reporting, billing and accounts receivable and purchasing, accounts payable and expense management services. The Company also offers wholesale and retail lockbox services and process auto and mortgage loans in the United States.

Commercial Healthcare Solutions: The Company delivers administration, clinical support and medical management solutions across the health ecosystem to reduce costs, increase compliance and enhance utilization, while improving health outcomes and experience for members and patients. The Company's solutions span: trials, sales, access, and adherence to pharmaceutical clients; case management, performance management and patient safety for hospital clients; medical bill review, claim processing, care integration, subrogation and payment integrity solutions to managed care companies; and workers compensation medical bill review, mailroom/data capture and medical management services to claims payers and third-party administrators.

Human Resource and Learning Services: The Company helps its clients support their employees at all stages of employment from initial on-boarding through retirement. The Company delivers mission-critical, technology-enabled HR services and solutions that improve business processes across the employee journey to maximize business performance, while increasing employee satisfaction, engagement and overall well-being. These solutions span health, benefits, payroll, onboarding and learning administration, annual enrollment, wealth & retirement, HR, talent, and workforce management.

Government Healthcare Solutions: The Company provides medical management and fiscal agent care management services, eligibility and enrollment services and support to Medicaid programs and federally funded U.S. government healthcare programs. The Company's services include a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, contract center services, application processing, premium billing, disease surveillance and outbreak management and case management solutions.

Government Services Solutions: The Company is a leader in government payment disbursements for federally sponsored programs like SNAP, commonly known as food stamps and Women, Infant and Children (WIC) as well as government-initiated cash disbursements such as child support and unemployment benefits.

Roadway Charging & Management Services: The Company's electronic tolling, urban congestion management and mileage-based user solutions help clients keep up with an ever-changing environment and get more travelers where they need to go while generating revenue for much-needed infrastructure improvements. The Company's solutions include vehicle passenger detection systems, electronic toll collection, automated license plate recognition and congestion management solutions.

Transit Solutions: The Company aims to make journeys more personalized and convenient while increasing capacity and profitability for authorities and agencies. The Company combines the latest in fare collection and intelligent mobility so that clients can get the added efficiency of having a single point of contact for all their transit solutions.

Curbside Management Solutions: The Company delivers intelligent curbside management systems that simplify parking programs and deliver convenient and hassle-free experience for drivers. The Company's curbside solutions include citation and permit administration, parking enforcement and curbside demand management.

Public Safety Solutions: The company provides data analytics, automated photo enforcement and other public safety solutions to make streets and communities safer. Photo enforcement systems include red light, fixed and mobile speed, school bus, work zone, school zone, bus lane only, high occupancy and other forms of photo enforcement systems.

Commercial Vehicles: The Company provides computer-aided dispatch/automatic vehicle location technology to help customers manage their fleet operations.

CNDT 2020 Annual Report

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

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	December 31, 2020	December 31, 2019
Contract Assets (Unearned Income)
Current contract assets	$151	$155
Long-term contract assets(1)	13	10
Current unearned income	(133)	(108)
Long-term unearned income(2)	(29)	(21)
Net Contract Assets (Unearned Income)	$2	$36
Accounts receivable, net	$670	$652
__________
(1)Presented in Other long-term assets in the Consolidated Balance Sheets
(2)Presented in Other long-term liabilities in the Consolidated Balance Sheets

Revenues of $101 million and $101 million were recognized during the years ended December 31, 2020 and 2019, respectively, related to the Company's unearned income at December 31, 2019 and January 1, 2019. The Company had no material asset impairment charges related to contract assets for the year ended December 31, 2020.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at December 31, 2020, was approximately $1.2 billion. The Company expects to recognize approximately 82% of this revenue over the next 2 years and the remainder thereafter.

Costs to Obtain and Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. The net book value of these costs, which was $23 million and $18 million as of December 31, 2020 and 2019, respectively, are included in Other long-term assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. These costs are amortized in Depreciation and amortization over the term of the contract or the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.

In addition, the Company may provide inducement payments to secure customer contracts. These inducement payments are capitalized and amortized as a reduction of revenue over the term of the customer contract. The net book value of these costs totaled $21 million and $21 million as of December 31, 2020 and 2019, respectively, and are included in Other long-term assets.

Also, the Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. The net book value of

CNDT 2020 Annual Report

these costs, which comprise set-up/transition activities, was $32 million and $45 million as of December 31, 2020 and 2019, respectively, and are classified in Other long-term assets on the Consolidated Balance Sheets. Contract fulfillment costs are expensed to Depreciation and amortization as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.

These costs are periodically reviewed for impairment.

The amortization of costs incurred to obtain and fulfill a contract, excluding contract inducements, for the years ended December 31, 2020, 2019 and 2018, were $41 million, $42 million and $50 million, respectively.

The expected amortization expense for the next five years and thereafter for these costs is as follows:

2021	2022	2023	2024	2025	Thereafter
$36	$8	$4	$2	$2	$24

Note 3 – Segment Reporting

The Company's reportable segments correspond to how it organizes and manages the business, as defined by the Company's Chief Executive Officer, who is also its Chief Operating Decision Maker (CODM), and are aligned to the industries in which the Company's clients operate. The Company's segments involve the delivery of business process services and include service arrangements where it manages a customer's business activity or process.

In 2020, the Company realigned its sales organization and certain shared IT and other allocated functions and reallocated certain costs that were previously included in the Shared IT/Infrastructure and Corporate Costs (now referred to as Unallocated Costs) to each of the reportable segments. All prior periods presented have been recast to reflect these changes.

The Company's financial performance is based on Segment Profit/(Loss) and Segment Adjusted EBITDA for its three reportable segments (Commercial Industries, Government Services and Transportation), Other and Unallocated Costs. The Company's CODM does not evaluate operating segments using discrete asset information.

•Commercial Industries: The Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, the Company operates on its clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for the Company's clients and their consumers and employees.

•Government Services: The Government Services segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance program administration, transaction processing and payment services. The solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.

•Transportation: The Transportation segment provides systems and support, as well as revenue-generating services, to government clients. On behalf of government agencies and authorities in the transportation industry, the Company delivers mission-critical mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers.

Other includes the Company's divestitures and the Student Loan business, which the Company exited in the third quarter of 2018.

Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.

CNDT 2020 Annual Report

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Unallocated Costs	Total
2020				Divestitures	Other
Revenue	$2,163	$1,281	$719	$—	$—	$—	$4,163
Segment profit (loss)	$150	$372	$82	$—	$9	$(348)	$265
Segment depreciation and amortization	$108	$25	$35	$—	$—	$54	$222
Adjusted EBITDA	$258	$397	$117	$—	$2	$(294)	$480

2019
Revenue	$2,385	$1,263	$781	$36	$2	$—	$4,467
Segment profit (loss)	$270	$279	$69	$1	$(1)	$(345)	$273
Segment depreciation and amortization	$106	$31	$35	$—	$—	$44	$216
Adjusted EBITDA	$376	$311	$108	$1	$(1)	$(301)	$494

2018
Revenue	$2,550	$1,351	$729	$752	$11	$—	$5,393
Segment profit (loss)	$346	$296	$61	$98	$(4)	$(375)	$422
Segment depreciation and amortization	$108	$35	$38	$7	$2	$31	$221
Adjusted EBITDA	$454	$328	$99	$105	$(2)	$(344)	$640

The following is a reconciliation of segment profit (loss)/adjusted EBITDA to income (loss) before income taxes:

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2020	2019	2018
Loss Before Income Taxes	$(139)	$(2,106)	$(395)
Reconciling items:
Amortization of acquired intangible assets	239	246	242
Restructuring and related costs	67	71	81
Interest expense	60	78	112
Loss on extinguishment of debt	—	—	108
Goodwill impairment	—	1,952	—
Loss on divestitures and transaction costs	17	25	42
Litigation costs, net	20	17	227
Other (income) expenses, net	1	(10)	5
Segment Pre-Tax Income (Loss)	$265	$273	$422
Segment depreciation and amortization	222	216	221
NY MMIS/HE charge (credit)	—	1	(3)
CA MMIS charge (credit)	(7)	—	—
Other adjustments	$—	$4	$—
Adjusted EBITDA	$480	$494	$640

CNDT 2020 Annual Report

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
(in millions)	2020	2019	2018	2020	2019
United States	$3,748	$4,000	$4,748	$628	$612
Europe	357	386	497	44	53
Other areas	58	81	148	114	137
Total Revenues and Long-Lived Assets	$4,163	$4,467	$5,393	$786	$802
__________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net, (iii) Product software, net and (iv) Operating lease right-of-use assets.

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

The weighted average amortization periods are 7 years, 15 years and 1.5 years for Developed technology, Customer relationships and Trademarks and trade names, respectively. The acquired goodwill is associated with the Company's Commercial Industries segment. This acquired goodwill, while tax deductible, includes $7 million related to contingent consideration payable that was not tax deductible until it was earned and paid. During the third quarter of 2020, the contingent consideration payable was settled. The goodwill recognized is attributable primarily to

CNDT 2020 Annual Report

expected synergies and the assembled workforce of HSP. The Developed technology is classified as Product Software within Other long-term assets on the Consolidated Balance Sheets.

The Company has not presented separate results of operations or combined pro forma financial information of the Company and the acquired business because the results of operations of the acquired business are considered immaterial.

Note 6 – Accounts Receivable, Net

The Accounts receivable, net balance of $670 million and $652 million at December 31, 2020 and 2019, respectively, included allowance for doubtful accounts of $2 million and $2 million at December 31, 2020 and 2019, respectively.

The Company enters into factoring agreements in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to third-party financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. Cash proceeds from these arrangements are included in cash flow from operating activities in the Consolidated Statements of Cash Flows.

Accounts receivable sales for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
(in millions)	2020	2019
Accounts receivable sales	$529	$204

Note 7 - Land, Buildings, Equipment and Software, Net

Land, buildings and equipment, net was as follows:

	Estimated Useful Lives	December 31,
(in millions except as noted)	(Years)	2020	2019
Land		$1	$1
Building and building equipment	25 to 50	7	7
Leasehold improvements	Varies	268	267
IT, other equipment and office furniture	3 to 15	869	964
Other	4 to 20	2	3
Construction in progress		35	50
Subtotal		1,182	1,292
Accumulated depreciation		(877)	(950)
Land, Buildings and Equipment, Net		$305	$342

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $125 million, $123 million and $121 million, respectively.

CNDT 2020 Annual Report

Internal Use and Product Software

Internal use and Product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Internal Use and Product Software as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2020	2019	2018
Internal use software	$63	$70	$47
Product software	36	9	8

	December 31,
(in millions)	2020	2019
Internal use software, at cost	$524	$508
Accumulated amortization	(361)	(358)
Internal use software, net(1)	$163	$150

Product software, at cost	$144	$104
Accumulated amortization	(72)	(64)
Product software, net(1)	$72	$40

Useful lives of our Internal use and Product software generally vary from one to seven years. Amortization expense for Internal use and Product software for the years ended December 31, 2020, 2019 and 2018 was $54 million, $48 million and $46 million, respectively.

Cloud Computing Arrangements

Cloud computing implementation costs are included in Other current assets and Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Cloud computing implementation costs as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2020	2019	2018
Cloud computing implementation costs	$3	$39	$5

(in millions)	December 31,
Capitalized Costs, Net	2020	2019
Cloud computing implementation costs, at cost	$47	$44
Accumulated amortization	(6)	(2)
Cloud computing implementation costs, net(1)	$41	$42
__________
(1)Refer to Note 11 – Supplementary Financial Information for additional information on the current and long-term portions of this asset.

Useful lives of Cloud computing implementation costs are three to five years. Amortization expense for Cloud computing implementation costs for the years ended December 31, 2020, 2019 and 2018 were $4 million, $2 million and $0 million, respectively.

CNDT 2020 Annual Report

Note 8 - Leases

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

The components of lease costs were as follows:

	Year Ended December 31,
(in millions)	2020	2019
Finance Lease Costs:
Amortization of right of use assets	$8	$10
Interest on lease liabilities	1	1
Total Finance Lease Costs	$9	$11
Operating lease costs:
Base rent	$95	$112
Short-term lease costs	5	12
Variable lease costs(1)	26	30
Sublease income	(3)	(7)
Total Operating Lease Costs	$123	$147
__________
(1)Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in millions)	2020	2019
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$117	$137
Operating cash flows from finance leases	1	1
Total Cash Flow from Operating Activities	$118	$138

Financing cash flow from finance leases	$11	$11

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$73	$32
Finance leases	$14	$2

Supplemental balance sheet information related to leases was as follows:

CNDT 2020 Annual Report

	December 31,
(in millions)	2020	2019
Operating lease assets:
Operating lease right-of-use assets	$246	$271
Operating lease liabilities:
Other current liabilities	$81	$91
Operating lease liabilities	207	229
Total Operating Lease Liabilities	$288	$320

Finance lease assets:
Land, buildings and equipment, net	$19	$14
Finance lease liabilities:
Current portion of long-term debt	$8	$7
Long-term debt	12	10
Total Finance Lease Liabilities	$20	$17

The Company's leases generally do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate that the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment.

The weighted average discount rates and weighted average remaining lease terms for operating and finance leases as of December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average discount rates	6.1%	5.3%	5.5%	4.8%
Weighted average remaining lease term (in years)	5	3	5	3

Maturities of operating and finance lease liabilities as of December 31, 2020 were as follows:

	December 31, 2020
(in millions)	Operating Lease Payments	Finance Lease Payments
2021	$95	$8
2022	71	7
2023	47	4
2024	37	2
2025	27	—
Thereafter	59	—
Total undiscounted lease payments	336	21
Less imputed interest	48	1
Present value of lease liabilities	$288	$20

CNDT 2020 Annual Report

Note 9 - Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2018	$1,391	$1,376	$641	$3,408
Foreign currency translation	—	(1)	(1)	(2)
Acquisitions	49	—	—	49
Impairment	(618)	(754)	(580)	(1,952)
Other	(1)	—	—	(1)
Balance at December 31, 2019	$821	$621	$60	$1,502
Foreign currency translation	16	2	8	26
Balance at December 31, 2020	$837	$623	$68	$1,528

Gross goodwill	$2,390	$1,377	$648	$4,415
Accumulated impairment	(1,553)	(754)	(580)	(2,887)
Balance at December 31, 2020	$837	$623	$68	$1,528

The Company performed its annual goodwill impairment test for the year ended December 31, 2020 as of October 1, 2020. This testing did not identify any goodwill impairment and, accordingly, no impairment charge was recorded.

To the extent the COVID-19 pandemic continues to disrupt the economic environment, such as a decline in the performance of the reporting units or loss of a significant contract or multiple significant contracts, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.

2019 Goodwill Impairment Charge

In the first quarter of 2019, the Transportation reporting unit experienced unanticipated losses of certain customer contracts, lower than expected new customer contracts and higher costs of delivery, and as a result, the growth of this reporting unit decreased resulting in its fair value being below its carrying value by an estimated $284 million. Accordingly, the Company recorded a pre-tax impairment charge of $284 million for the three months ended March 31, 2019.

In the second quarter of 2019, there were further unanticipated losses of certain customer contracts, lower potential future volumes and lower than expected new customer contracts. This led to actual results being below budget and a further downward revision of the long-term forecast across all the Company's reporting units. As a consequence of the business performance and the strategy pivot due to changes in management that occurred in the second quarter of 2019, the Company performed an interim goodwill impairment assessment for all its reporting units which resulted in a pre-tax impairment charge of $1.1 billion for the three months ended June 30, 2019.

As of December 31, 2019, the Company performed an interim impairment assessment due to a triggering event caused by further unanticipated contract losses within the Government Services reporting unit, and as result, management performed a goodwill impairment assessment for this reporting unit as of December 31, 2019, which resulted in a pre-tax impairment charge of $512 million.

In addition, in the fourth quarter of 2019, the Company recorded an immaterial correction to the impairment charges recorded in the first and second quarters to properly reflect the impact of tax-deductible goodwill on the previous impairments as well as the related income tax benefit. The cumulative impairment charge for the year ended December 31, 2019 was approximately $2.0 billion.

CNDT 2020 Annual Report

Intangible Assets, Net

Net intangible assets were $187 million at December 31, 2020 of which $176 million, $8 million and $3 million relate to our Commercial Industries, Government Services and Transportation segments, respectively. Intangible assets were comprised of the following:

		December 31, 2020			December 31, 2019
(in millions except years)	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 years	$2,890	$2,703	$187	$2,920	$2,494	$426
Technology, patents and non-compete	0 years	—	—	—	1	1	—
Total Intangible Assets		$2,890	$2,703	$187	$2,921	$2,495	$426

Amortization expense related to intangible assets was $239 million, $246 million and $242 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense is expected to approximate $134 million in 2021, $13 million in 2022, $7 million in 2023, $6 million in 2024 and $4 million in 2025.

CNDT 2020 Annual Report

Note 10 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and Related Costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $23 million, $21 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Management continues to evaluate the Company's business and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

A summary of the Company's restructuring program activity during the two years ended December 31, 2020 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Balance at December 31, 2018	$13	$36	$—	$49
Provision	33	30	15	78
Changes in estimates	(5)	(6)	—	(11)
Total Net Current Period Charges(1)	28	24	15	67
Charges against reserve and currency	(26)	(32)	(15)	(73)
Reclassification to operating lease ROU assets(2)	—	(22)	—	(22)
Balance at December 31, 2019	$15	$6	$—	$21
Provision	13	27	15	55
Changes in estimates	1	3	—	4
Total Net Current Period Charges(1)	14	30	15	59
Charges against reserve and currency	(26)	(33)	(15)	(74)
Balance at December 31, 2020	$3	$3	$—	$6
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.
(2)Relates to the adoption of the new lease guidance.

We also recorded costs related to professional support services associated with the implementation of certain strategic transformation programs of $8 million, $4 million and $3 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segments:

CNDT 2020 Annual Report

	Year Ended December 31,
(in millions)	2020	2019	2018
Commercial Industries	$11	$24	$26
Government Services	1	1	1
Transportation	2	2	3
Other	—	—	6
Unallocated Costs	45	40	42
Total Net Restructuring Charges	$59	$67	$78

CNDT 2020 Annual Report

Note 11 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

	December 31,
(in millions)	2020	2019
Other Current Assets
Prepaid expenses	$73	$70
Income taxes receivable	48	38
Value-added tax (VAT) receivable	21	20
Restricted cash	8	9
Current portion of capitalized cloud computing implementation costs, net	8	5
Net receivable from buyers of divested businesses	53	52
Other	95	89
Total Other Current Assets	$306	$283
Other Current Liabilities
Accrued liabilities	$229	$309
Litigation related accruals	73	178
Current operating lease liabilities	81	91
Restructure reserves	1	15
Income tax payable	16	11
Other taxes payable	16	16
Other	34	27
Total Other Current Liabilities	$450	$647
Other Long-term Assets
Internal use software, net	$163	$150
Deferred contract costs, net(2)	76	84
Product software, net	72	40
Cloud computing implementation costs, net	33	37
Other	69	76
Total Other Long-term Assets	$413	$387
Other Long-term Liabilities
Deferred payroll tax related to the CARES Act(1)	$24	$—
Income tax liabilities	15	20
Unearned income	29	21
Restructuring reserves	5	6
Other	35	44
Total Other Long-term Liabilities	$108	$91
__________
(1)The CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The current portion of this liability is included in Accrued compensation and benefits costs.
(2)Represents capitalized costs associated with obtaining or fulfilling a contract with a customer. The balances at December 31, 2020 and 2019 are expected to be amortized over a weighted average remaining life of approximately 11 and 12 years, respectively. See Note 2 – Revenue for more information.

CNDT 2020 Annual Report

Note 12 – Debt

The Company classifies its debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. The Company defers costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in the Consolidated Statements of Income (Loss).

Long-term debt was as follows:

		December 31,
(in millions)	Weighted Average Interest Rates at December 31, 2020(1)	2020	2019

Term loan A due 2022	2.34%	$654	$664
Term loan B due 2023	3.82%	816	824
Senior notes due 2024	10.90%	34	34
Finance lease obligations	5.29%	20	17
Other loans		4	—
Principal Debt Balance		$1,528	$1,539
Debt issuance costs and unamortized discounts		(18)	(25)
Less: current maturities		(90)	(50)
Total Long-term Debt		$1,420	$1,464
 ____________
(1)Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.

Scheduled principal payments due on long-term debt for the next five years are as follows:

2021	2022	2023	2024	2025	Total
$90	$598	$804	$36	$—	$1,528

Credit Facility
On December 7, 2016, the Company entered into a senior secured credit agreement (Credit Agreement) among the Company, its subsidiaries: Conduent Business Services, LLC (CBS), Affiliated Computer Services International B.V. and Conduent Finance, Inc. (CFI), the lenders party thereto and JP Morgan Chase Bank, N.A., as the administrative agent. The Credit Agreement contains senior secured credit facilities (Senior Credit Facilities) consisting of:

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

During the first quarter of 2020, the Company borrowed $150 million of its $750 million Revolving Credit Facility, which was subsequently fully repaid in December 2020. As of December 31, 2020, the Company has utilized $7 million of its revolving credit facility capacity to issue letters of credit. The net amount available to be drawn upon under the Credit Agreement as of December 31, 2020 was $743 million.

The Credit Agreement permits the Company to incur incremental term loan borrowings and /or increase commitments under the revolving credit facility, subject to certain limitations and satisfaction of certain conditions. Currently additional term loans of up to $300 million are permitted.

CNDT 2020 Annual Report

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

The Credit Agreement contains certain customary affirmative and negative covenants, restrictions and events of default. The Credit Agreement requires the total net leverage ratio for December 31, 2020 and thereafter not to exceed 3.75 to 1.00.

Senior Notes

The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the existing and future domestic subsidiaries of CFI or CBS that guarantee the obligations under the Senior Credit Facilities.

Interest is payable semi-annually. The Issuers may redeem the Senior Notes, in whole or in part, at any time on or after December 15, 2020, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to but excluding the redemption date. No Senior Notes were redeemed between December 15, 2020 and December 31, 2020.

Interest

Interest paid on short-term and long-term debt amounted to $51 million, $69 million, $100 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Interest expense and interest income were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Interest expense	$60	$78	$112
Interest income(1)	2	6	7
 ____________
(1)Included in Other (income) expenses, net on the Consolidated Statements of Income (Loss).

CNDT 2020 Annual Report

Note 13 – Financial Instruments

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. The Company manages its exposure to these market risks through regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. The Company enters into limited types of derivative contracts to manage foreign currency exposures that it hedges. The primary foreign currency market exposures include the Philippine Peso and Indian Rupee. The fair market values of all the Company's derivative contracts change with fluctuations in interest rates or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all derivative activities are reflected as cash flows from operating activities.

The Company does not believe there is significant risk of loss in the event of non-performance by the counterparty associated with its derivative instruments because these transactions are executed with a major financial institution. Further, the Company's policy is to deal only with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Summary of Foreign Exchange Hedging Positions

At December 31, 2020 and 2019, the Company had outstanding forward exchange with gross notional values of $180 million and $207 million, respectively. At December 31, 2020, approximately 77% of these contracts mature within three months, 9% in three to six months, 11% in six to twelve months and 3% in greater than 12 months.

The following is a summary of the primary hedging positions and corresponding fair values:

	December 31, 2020		December 31, 2019
(in millions)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Currencies Hedged (Buy/Sell)
Philippine Peso/U.S. Dollar	$53	$1	$57	$1
Indian Rupee/U.S. Dollar	52	1	85	1
Euro/U.S. Dollar	17	—	—	—
Mexican Peso/U.S. Dollar	2	—	—	—
All Other	56	—	65	—
Total Foreign Exchange Hedging	$180	$2	$207	$2
____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet.

CNDT 2020 Annual Report

Note 14 – Fair Value of Financial Assets and Liabilities

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

(in millions)	December 31, 2020	December 31, 2019
Assets:
Foreign exchange contract - forward	$2	$2
Total Assets	$2	$2
Liabilities:
Foreign exchange contracts - forward	$—	$—
Total Liabilities	$—	$—

Summary of Other Financial Assets and Liabilities

The estimated fair values of other financial assets and liabilities were as follows:

	December 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,420	$1,378	$1,464	$1,449
Contingent consideration payable	$—	$—	$4	$4

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

The fair value of the contingent consideration payable related to the HSP acquisition was measured using a Monte Carlo simulation model and calibrated to management’s financial projections of the acquired business. The value of the contingent consideration payable was then estimated to be the arithmetic average of all simulation paths, discounted to the valuation date (Level 3). During the third quarter of 2020, the contingent consideration payable was settled.

The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

CNDT 2020 Annual Report

Note 15 – Employee Benefit Plans

Defined Benefit Plans

In 2018, all the U.S. and the majority of the international plan assets and obligations were sold as part of the divestiture of the U.S. human resource consulting and actuarial business and the human resource consulting and outsourcing business located in Canada and the U.K. The Company's remaining benefit obligations and plan assets at December 31, 2020 were $13 million and $2 million, respectively. The Company's remaining benefit obligations and plan assets at December 31, 2019 were $14 million and $2 million, respectively.

Defined Contribution Plans

The Company has post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and the Company matches a portion of the employee contributions. Beginning in 2019, the Company suspended its match to the 401(k) plan for all U.S. salaried employees and extended the suspension to all U.S. hourly employees in the second quarter of 2020. However, the match was reinstated for all U.S. employees in November of 2020.

The Company recorded charges related to its defined contribution plans of $6 million in 2020, $9 million in 2019 and $28 million in 2018.

Note 16 - Income Taxes

Loss before income taxes (pre-tax income (loss)) was as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Domestic loss	$(186)	$(2,177)	$(411)
Foreign income	47	71	16
Loss Before Income Taxes	$(139)	$(2,106)	$(395)

Provision (benefit) for income taxes were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Federal Income Taxes
Current	$(22)	$(3)	$35
Deferred	(17)	(170)	(62)
Foreign Income Taxes
Current	18	47	41
Deferred	(4)	(8)	(6)
State Income Taxes
Current	5	5	20
Deferred	(1)	(43)	(7)
Total Provision (Benefit)	$(21)	$(172)	$21

CNDT 2020 Annual Report

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	(2.1)%	(0.2)%	(3.7)%
Change in valuation allowance for deferred tax assets	0.6%	(1.2)%	(1.7)%
State taxes, net of federal benefit	(2.1)%	1.8%	(2.3)%
Tax-exempt income, credits and incentives	5.1%	0.3%	2.2%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(0.9)%	(0.2)%	1.6%
Divestitures(2)	—%	0.2%	(20.3)%
Goodwill impairment(3)	—%	(14.1)%	—%
Unrecognized tax benefits	(1.2)%	(0.3)%	(1.9)%
Audit and other tax return adjustments	(5.3)%	0.1%	0.2%
Other	—%	0.8%	(0.4)%
Effective Income Tax Rate	15.1%	8.2%	(5.3)%
 _______________
(1)    The “Foreign rate differential adjusted for U.S. taxation of foreign profits” includes the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
(2)    2018 divestitures include nondeductible goodwill allocated to divested businesses.
(3)    Goodwill impairment represents adjustments for impairment of non-deductible component of goodwill.

On a consolidated basis, the Company received a refund of $(1) million and paid a total of $46 million and $108 million in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2020, 2019 and 2018, respectively.

Unrecognized Tax Benefits and Audit Resolutions

The Company recognizes tax liabilities when, despite its belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Where the Company has determined that its tax return filing position does not satisfy the more-likely-than-not recognition threshold, the Company has recorded no tax benefits.

The Company is also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of its operations. Ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact its operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.

As of December 31, 2020, the Company had $23 million of unrecognized tax benefits, of which $21 million, if recognized, would impact the Company's effective tax rate. Due to expected settlements, the Company estimates that $14 million of the total unrecognized tax benefits will reverse within the next twelve months.

CNDT 2020 Annual Report

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2020	2019	2018
Balance at January 1	$24	$20	$15
Additions related to current year	—	1	3
Additions related to prior years positions	3	7	5
Reductions related to prior years positions	—	(3)	—
Settlements with taxing authorities(1)	(4)	(1)	(1)
Currency	—	—	(2)
Balance at December 31	$23	$24	$20
 _______________

(1)2020 and 2019 settlement resulted in $4 million and $1 million cash paid, respectively.

The Company maintains offsetting benefits from other jurisdictions of $15 million, $16 million and $15 million, at December 31, 2020, 2019 and 2018, respectively. The Company recognized interest and penalties accrued on unrecognized tax benefits within income tax expense. The Company had $13 million, $14 million and $10 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2020, 2019 and 2018, respectively. In the U.S., the Company is no longer subject to U.S. federal income tax examinations for years before 2015. With respect to major foreign jurisdictions, the years generally remain open back to 2003.

Deferred Income Taxes

The Company is indefinitely reinvested in the undistributed earnings of its foreign subsidiaries with respect to the U.S. These foreign subsidiaries have aggregate cumulative undistributed earnings of $280 million as of December 31, 2020. For years after 2017, the Tax Reform does allow for certain earnings to be repatriated free from U.S. Federal taxes. However, the repatriation of earnings could give rise to additional tax liabilities. The Company has also not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable. The Company has provided for deferred taxes with respect to certain unremitted earnings of foreign subsidiaries that are not indefinitely reinvested between foreign subsidiaries outside of the U.S.

CNDT 2020 Annual Report

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(in millions)	2020	2019
Deferred Tax Assets
Net operating losses and capital loss carryforward	$96	$122
Operating reserves, accruals and deferrals	57	33
Deferred compensation	7	11
Settlement reserves	17	44
Operating lease liabilities	68	78
Tax credits	42	14
Other	7	7
Subtotal	294	309
Valuation allowance	(83)	(72)
Total	$211	$237

Deferred Tax Liabilities
Unearned income	$27	$53
Intangibles and goodwill	100	143
Depreciation	75	47
Operating lease right-of-use assets	57	65
Other	26	23
Total	$285	$331

Total Deferred Taxes, Net	$(74)	$(94)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $11 million and an increase of $28 million, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

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

At December 31, 2020, we had tax credit carryforwards of $42 million available to offset future income taxes which will expire between 2027 and 2040 if not utilized. We also had net operating loss carryforwards for income tax purposes of $634 million that will expire between 2021 and 2040, if not utilized; and $189 million available to offset future taxable income indefinitely. We had $8 million of capital loss carryforwards for income tax purposes that will expire in 2024, if not utilized, and $11 million available to offset future capital gains income indefinitely.

CNDT 2020 Annual Report

Note 17 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of December 31, 2020. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the consolidated financial position or liquidity. As of December 31, 2020, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

CNDT 2020 Annual Report

Litigation Against the Company

State of Texas v. Xerox Corporation, Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleged that Conduent State Healthcare LLC (f/k/a Xerox State Healthcare, LLC and ACS State Healthcare) (“CSH”), Conduent Business Services LLC (“CBS”) and Conduent Incorporated (“CI”) (collectively, CSH, CBS and CI are referred to herein as the "Conduent Defendants") and Xerox Corporation (together with the Conduent Defendants, the “Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). In February 2019 a settlement agreement and release was reached among the Defendants, the State and HHSC which was amended in May 2019 ("Texas Agreement"). Pursuant to the terms of the Texas Agreement, the Conduent Defendants were required to pay the State of Texas $236 million, of which $118 million was paid in 2019 and the remaining $118 million paid in January 2020. The case has been dismissed with prejudice with a full release and discharge of the Defendants.

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

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC’s (“CBS”) select standalone customer care call center business (the “Business”) to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (the “Notes”). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty, indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020 Conduent filed a Counterclaim against Skyview seeking the outstanding balance on the notes, the amounts owed for the Jamaica deferred closing, and other Transition Services Agreement and late rent payment obligations. Conduent denies all of the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and will vigorously defend itself against these claims. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT 2020 Annual Report

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

Conduent Business Services, LLC v. Cognizant Business Services, LLC: On April 12, 2017, Conduent Business Services LLC (“Conduent”) filed a lawsuit against Cognizant Business Services Corporation (“Cognizant”) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between Conduent and Cognizant, as amended and supplemented (the “Contract”). The Contract contains certain minimum purchase obligations by Conduent through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to Conduent under Conduent’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, Conduent seeks damages in excess of $150 million. During the first quarter of 2018, Conduent provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. Conduent also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. In its answer, Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the contract and an alleged $25 million termination fee. Cognizant's second amended counterclaim increased its damages to $89 million. Conduent will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT 2020 Annual Report

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

Guarantees and Indemnifications

Indemnifications Provided as Part of Contracts and Agreements

Acquisitions/Divestitures:

The Company has indemnified, subject to certain deductibles and limits, the purchasers of businesses or divested assets for the occurrence of specified events under certain of its divestiture agreements. In addition, the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants, including such matters as adequate title to assets sold, intellectual property rights and certain income taxes arising prior to the date of acquisition. Where appropriate, an obligation for such indemnifications is recorded as a liability at the time of the acquisition or divestiture. Since the obligated amounts of these types of indemnifications are often not explicitly stated or are contingent on the occurrence of future events, the overall maximum amount, or range of amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, the Company has not historically made significant payments for these indemnifications. Additionally, under certain of the Company's acquisition agreements, it has provided for additional consideration to be paid to the sellers if established financial targets are achieved within specific timeframes post-closing. The Company has recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from divestitures and contingent consideration provided for by acquisitions are not expected to be material to the Company's financial position, results of operations or cash flows.

Other Agreements:

The Company is also party to the following types of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters:
•Guarantees on behalf of the Company's subsidiaries with respect to real estate leases. These lease guarantees may remain in effect subsequent to the sale of the subsidiary.
•Agreements to indemnify various service providers, trustees and bank agents from any third-party claims related to their performance on the Company's behalf, with the exception of claims that result from the third-party's own willful misconduct or gross negligence.
•Guarantees of the Company's performance in certain services contracts to its customers and indirectly the performance of third parties with whom the Company has subcontracted for their services. This includes indemnifications to customers for losses that may be sustained as a result of the Company's performance of services at a customer's location.

CNDT 2020 Annual Report

In each of these circumstances, payment is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract and such procedures also typically allow the Company to challenge the other party's claims. In the case of lease guarantees, the Company may contest the liabilities asserted under the lease. Further, obligations under these agreements and guarantees may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments it made.

Intellectual Property Indemnifications

The Company does not own all of the software that it uses to run its business. Instead, the Company licenses this software from a small number of primary vendors. The Company indemnifies certain software providers against claims that may arise as a result of the Company's use or its subsidiaries', customers' or resellers' use of their software in the Company's services and solutions. These indemnities usually do not include limits on the claims, provided the claim is made pursuant to the procedures required in the services contract.

Indemnification of Officers and Directors

The Company's corporate by-laws require that, except to the extent expressly prohibited by law, the Company must indemnify its officers and directors against judgments, fines, penalties and amounts paid in settlement and reasonable expenses, including attorneys' fees, incurred in connection with civil or criminal action or proceedings or any appeal, as it relates to their services to the Company and its subsidiaries. Although the by-laws provide no limit on the amount of indemnification, the Company may have recourse against its insurance carriers for certain payments made by the Company. However, certain indemnification payments may not be covered under the Company's directors' and officers' insurance coverage. The Company also indemnifies certain fiduciaries of its employee benefit plans for liabilities incurred in their service as fiduciary whether or not they are officers of the Company. Finally, in connection with the Company's acquisition of businesses, it may become contractually obligated to indemnify certain former and current directors, officers and employees of those businesses in accordance with pre-acquisition by-laws or indemnification agreements or applicable state law.

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2020, the Company had $610 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $98 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Credit Facility) to allow it to respond to future requests for proposals that require such credit support.

CNDT 2020 Annual Report

Note 18 - Preferred Stock

Series A Preferred Stock

In connection with the December 31, 2016 separation from the Company's former parent company (Separation), the Company issued 120,000 shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 million and an initial fair value of $142 million. The Series A convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 million per year). Each share of the Series A convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393,000 shares (reflecting an initial conversion price of approximately $22.25 per share of common stock), subject to customary anti-dilution adjustments.

If the closing price of the Company's common stock exceeds 137% of the initial conversion price for 20 out of 30 trading days, the Company has the right to cause any or all of the Series A convertible preferred stock to be converted into shares of common stock at the then applicable conversion rate. The Series A convertible preferred stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for the Company's common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Conduent's common stock, the holder of Series A convertible preferred stock has the right to require the Company to redeem any or all of the Series A convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including, the redemption date. As a result of the contingent redemption feature, the Series A convertible preferred stock is classified as temporary equity and reflected separately from permanent equity in the Consolidated Balance Sheets.

Note 19 – Shareholders’ Equity

Preferred Stock

As of December 31, 2020, the Company had one class of preferred stock outstanding. Refer to Note 18 – Preferred Stock for further information. The Company is authorized to issue approximately 100 million shares of convertible preferred stock at $0.01 par value per share.

Common Stock

The Company has 1 billion authorized shares of common stock at $0.01 par value per share. At December 31, 2020, 17 million shares were reserved for issuance under the Company's incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.

Stock Compensation Plans

Certain of the Company's employees participate in a long-term incentive plan. The Company's long-term incentive plan authorizes the issuance of restricted stock units / shares (RSU), performance stock units / share (PSU) and non-qualified stock options to employees. Stock-based compensation expense includes expense based on the awards and terms previously granted to the employees.

Stock-based compensation expense was as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Stock-based compensation expense, pre-tax	$20	$24	$38
Income tax benefit recognized in earnings	3	—	7

Restricted Stock Units / Shares Compensation expense is based upon the grant date market price. The compensation expense is recorded over the vesting period based on management's estimate of the number of shares expected to vest. The Company’s RSU awards typically vest in three separate and equal tranches over a three-year period. Each tranche vests annually, at December 31, following the date of grant.

CNDT 2020 Annual Report

In 2020, the Company issued 389 thousand Deferred Stock Units (DSU) to non-employee members of the Board of Directors. DSU awards typically vest in accordance with certain service conditions.

Performance Stock Units / Shares: The Company has granted PSUs under various scenarios including:

•PSUs that vest contingent upon its achievement of certain specified financial performance criteria over a three-year period. If the three-year actual results exceed the stated targets, then the plan participants have the potential to earn additional shares of common stock, which cannot exceed 100% of the original grant. The fair value of these PSUs is based upon the market price of Conduent's common stock on the date of the grant. Compensation expense is recognized over the vesting period, which is two years and nine months from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.
•PSUs that vest contingent upon the increase of Conduent’s stock price to certain levels over a two year and nine-month period from the date of grant. These PSUs also have a service requirement that must be met in order for them to vest. The fair value of these PSUs is based upon a Monte Carlo simulation. Compensation expense is recognized over the vesting period based on management's estimate of the number of shares expected to vest.

Employee Stock Options: Stock options were issued by a former parent company and were converted to Conduent's common stock upon the Separation. As of December 31, 2020, these options have expired. Conduent has not issued any new stock options.

Summary of Stock-based Compensation Activity

	2020		2019		2018
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units / Shares
Outstanding at January 1	1,741	$13.07	2,399	$16.90	3,125	$16.29
Granted	7,778	2.25	2,503	12.57	1,246	18.82
Vested	(2,816)	4.99	(2,135)	15.54	(1,501)	17.30
Canceled	(1,083)	6.11	(1,026)	15.68	(471)	16.62
Outstanding at December 31	5,620	3.49	1,741	13.07	2,399	16.90

Performance Stock Units / Shares
Outstanding at January 1	3,597	$16.17	4,557	$16.76	5,429	$16.55
Granted	7,010	1.37	1,229	13.35	730	18.64
Vested	(3,163)	7.33	(1,069)	15.64	(980)	17.12
Canceled	(1,991)	11.91	(1,120)	16.00	(622)	16.59
Outstanding at December 31	5,453	3.83	3,597	16.17	4,557	16.76

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2020 was as follows (in millions):

Awards	Unrecognized Compensation	Remaining Weighted-Average Expense Period (Years)
Restricted Stock Units / Shares	$13	1.7
Performance Stock Units / Shares	3	1.5
Total	$16

CNDT 2020 Annual Report

The aggregate intrinsic value of outstanding RSUs and PSUs awards were as follows (in millions):

Awards	December 31, 2020
Restricted Stock Units / Shares	$27
Performance Stock Units / Shares	26

The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards were as follows:

(in millions)	December 31, 2020			December 31, 2019			December 31, 2018
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units / Shares	$13	$—	$3	$17	$—	$4	$20	$—	$4
Performance Stock Units / Shares	14	—	2	11	—	2	18	—	4
Stock Options	—	—	—	—	—	—	2	2	—

Note 20 – Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2020		2019		2018
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Currency Translation
Currency translation adjustments, net	$8	$8	$3	$3	$(31)	$(31)
Reclassification of currency translation adjustments on divestitures	—	—	15	15	42	42
Translation adjustments gains(losses)	$8	$8	$18	$18	$11	$11
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	$—	$—	$1	$1	$2	$1
Changes in cash flow hedges reclassed to earnings(1)	—	—	(1)	—	(1)	—
Net Unrealized Gains (Losses)	$—	$—	$—	$1	$1	$1

Defined Benefit Plans Gains (Losses)
Reclassification of divested benefit plans and other	$—	$—	$1	$(1)	$65	$62
Net actuarial/prior service gains (losses)	1	1	—	—	—	—
Changes in Defined Benefit Plans Gains (Losses)	$1	$1	$1	$(1)	$65	$62

Other Comprehensive Income (Loss)	$9	$9	$19	$18	$77	$74
____________________________

(1)Reclassified to Cost of services - refer to Note 13 – Financial Instruments for additional information regarding our cash flow hedges.
Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

CNDT 2020 Annual Report

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2017	$(437)	$1	$(58)	$(494)
Reclassification of amounts impacted by Tax Reform	—	—	(5)	(5)
Other comprehensive income (loss) before reclassifications	(31)	1	—	(30)
Amounts reclassified from accumulated other comprehensive loss	42	—	62	104
Net current period other comprehensive income (loss)	11	1	62	74
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)
Other comprehensive income (loss) before reclassifications	3	1	—	4
Amounts reclassified from accumulated other comprehensive loss	15	—	(1)	14
Net current period other comprehensive income (loss)	18	1	(1)	18
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)
Other comprehensive income (loss) before reclassifications	8	—	1	9
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	8	—	1	9
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT 2020 Annual Report

Note 21 – Earnings (Loss) per Share
We did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted loss per share of common stock:

	Year Ended December 31,
(in millions, except per share data. Shares in thousands)	2020	2019	2018
Net Loss per Share:
Net loss	$(118)	$(1,934)	$(416)
Dividend - preferred stock	(10)	(10)	(10)
Adjusted Net Loss Available to Common Shareholders	$(128)	$(1,944)	$(426)
Weighted average common shares outstanding	210,018	209,318	206,056

Basic Loss per Share	$(0.61)	$(9.29)	$(2.06)

Diluted Loss per Share:
Net loss from continuing operations	$(118)	$(1,934)	$(416)
Dividend - preferred stock	(10)	(10)	(10)
Adjusted Net Loss Available to Common Shareholders	$(128)	$(1,944)	$(426)
Weighted average common shares outstanding	210,018	209,318	206,056

Diluted Loss per Share	$(0.61)	$(9.29)	$(2.06)

There were no securities excluded from the computation of diluted earnings per share for being either contingently issuable shares or shares that if included would have been anti-dilutive for any of the years ended December 31, 2020, 2019 or 2018.

CNDT 2020 Annual Report

Note 22 – Related Party Transactions

During the third quarter of 2019, Carl C. Icahn and his affiliates (shareholders) increased their ownership interest in the Company. In the normal course of business, the Company provides services to, and purchases from, certain related parties with the same shareholders. The services provided to these entities included those related to human resources, end-user support and other services and solutions. The purchases from these entities included office equipment and related services and supplies. Revenue and purchases from these entities were included in Revenue and Costs of services or Selling, general and administrative, respectively, on the Company's Consolidated Statements of Income (Loss).

Transactions with related parties were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenue from related parties	$24	$33	$45
Purchases from related parties	$36	$46	$41

The Company's receivable and payable balances with related party entities were not material as of December 31, 2020 and 2019.

CNDT 2020 Annual Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

CNDT 2020 Annual Report

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 23, 2021, the Company further modified the compensation arrangement of the Company’s Chief Executive Officer, Clifford Skelton, as reflected in that letter agreement entered into between the Company and Mr. Skelton (the “2021 Letter Agreement”). In connection with such modification, the Compensation Committee of the Board of Directors set the salary of Mr. Skelton at $775,000 per annum. Mr. Skelton is eligible to participate in the Company’s Annual Performance Incentive Plan at a target level of 135% of his salary with a potential payout range between zero and 200% of target. Mr. Skelton will also be eligible to participate in the Company’s Long Term Incentive Plan (“LTIP”), which is payable in equity. His LTIP target annual award increased from $3,000,000 to $4,000,000.

The foregoing description of the 2021 Letter Agreement is a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to the 2021 Letter Agreement which is filed as Exhibit 10.6(d)(iii) to this Annual Report on Form 10-K and incorporated herein by reference. Other than the terms set forth in the 2021 Letter Agreement, Mr. Skelton’s employment terms remain the same as set forth in Mr. Skelton’s existing letter agreements as previously disclosed by the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business–Information About Our Executive Officers." The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2021 Annual Meeting of Stockholders (the 2021 Proxy Statement). The 2021 Proxy Statement is expected to be filed within 120 days after the end of our fiscal year ended December 31, 2020.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Report" of our 2021 Proxy Statement.

The information required by this Item regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2021 Proxy Statement.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer (Finance Code of Conduct). The Finance Code of Conduct can be found on our website at: https://www.conduent.com/corporate-governance/ethics-and-compliance/. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2021 Proxy Statement and is incorporated here by reference. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report.

CNDT 2020 Annual Report

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item included under the following captions under “Proposal 1 - Election of Directors” in our 2021 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2020”, “Outstanding Equity Awards at 2020 Fiscal Year-End”, “Option Exercises and Stock Vested in 2020”, “Potential Payments upon Termination or Change in Control”, “Annual Director Compensation", "Equity Compensation Plan Information", "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2021 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference to the subsections entitled "Securities Ownership," and “Equity Compensation Plan Information” under “Proposal 1 - Election of Directors” in our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1 - Election of Directors” in our 2021 Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2021 Proxy Statement.
ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.Index to Financial Statements filed as part of this report:

•Report of Independent Registered Public Accounting Firm;
▪Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2020;
▪Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2020;
▪Consolidated Balance Sheets as of December 31, 2020 and 2019;
▪Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020;
▪Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2020;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

2.Financial Statement Schedules:

CNDT 2020 Annual Report

▪Schedule II–Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2020.

3.The exhibits filed herewith are set forth in the exhibit Index included herein.

(b)    Management contracts or compensatory plans or arrangements listed that are applicable to the executive officers named in the Summary Compensation Table which appears in the Registrant's 2021 Proxy Statement or to our directors are preceded by an asterisk (*).

SCHEDULE II

Valuation and Qualifying Accounts

For the three years ended December 31, 2020

(in millions)		Balance at beginning of period	Additions charged to expense(1)(4)	Amounts (credited) charged to other income statement accounts (2)	Deductions and other, net of recoveries (3)(4)	Balance at end of period
Allowance for Losses:
2020	Accounts Receivable	$2	$1	$—	$(1)	$2
2019	Accounts Receivable	1	3	—	(2)	2
2018	Accounts Receivable	2	—	—	(1)	1

Tax Valuation Allowance:
2020	Tax Valuation	72	17	—	(6)	83
2019	Tax Valuation	44	38	—	(10)	72
2018	Tax Valuation	35	17	—	(8)	44
 __________
(1)Account Receivables/Contract Assets: additions charged to expense represent bad debt provisions relate to estimated losses due to credit and similar collectability issues.
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

CNDT 2020 Annual Report

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
Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817)
10.1(a)
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

CNDT 2020 Annual Report

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
Incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K dated March 10, 2017. (See SEC File Number 001-37817).
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

CNDT 2020 Annual Report

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
*10.6(b)(ii)	Form of Agreement under the ECPNED.
Incorporated by reference to Exhibit 10.6(b)(ii) to the Registrant's Annual Report on Form 10-K dated March 10, 2017. (See SEC File Number 001-37817).
*10.6(a)(vi)	Form of Restricted Stock Unit Award Agreement 2020 under the PIP.
Incorporated by reference to Exhibit 10 6(a)(vi) to the Registrant’s Quarterly Report on form 10-Q dated May 8, 2020. (See SEC File Number 001-37817).
*10.6(a)(vii)	Form of Performance Restricted Stock Unit Award Agreement 2020 under the PIP.
Incorporated by reference to Exhibit 10 6(a)(vii) to the Registrant’s Quarterly Report on form 10-Q dated May 8, 2020. (See SEC File Number 001-37817).
*10.6.(c)	Registrant's Executive Change in Control Severance Plan dated as of April 25, 2017.
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 28, 2017. (See SEC File Number 001-37817).
*10.6(d)	Letter Agreement dated May 21, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(h) to the Registrant’s Current Report on Form 8-K dated May 28, 2019. (See SEC File Number 001-37817).
*10.6(d)(i)	Letter Agreement dated August 6, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(j) to the Registrant’s Current Report on Form 8-K dated August 7, 2019. (See SEC File Number 001-37817).
*10.6(d)(ii)	Letter Agreement dated February 25, 2020 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(e)(ii) to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817).
*10.6(d)(iii)	Letter Agreement dated February 23, 2021 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
*10.6(e)	Letter Agreement dated September 6, 2016 between Xerox Corporation and Brian Webb-Walsh regarding compensation arrangements.
Incorporated by reference to Exhibit 10.13 to Registrant’s Amendment No. 4 to Form 10 dated October 21, 2016. (See SEC File Number 001-37817).
*10.6(f)	Letter Agreement dated May 15, 2019 between Conduent Incorporated and Mark S. Brewer.
Incorporated by reference to Exhibit 10.6(h) to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817).
*10.6(g)	Letter Agreement dated November 5, 2019 between Conduent Incorporated and Michael Krawitz.
Incorporated by reference to Exhibit 10.6(i) to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817).

21.1	List of subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

CNDT 2020 Annual Report

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT 2020 Annual Report

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ CLIFFORD SKELTON
Clifford Skelton Chief Executive Officer

February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 24, 2021

Signature	Title
Principal Executive Officer:
/S/ CLIFFORD SKELTON	Chief Executive Officer and Director
Clifford Skelton
Principal Financial Officer:
/S/ BRIAN WEBB-WALSH	Executive Vice President and Chief Financial Officer
Brian Webb-Walsh
Principal Accounting Officer:
/S/ STEPHEN WOOD	Vice President, Corporate Controller and Principal Accounting Officer
Stephen Wood

/S/ HUNTER GARY	Director
Hunter Gary
/S/ KATHY HIGGINS VICTOR	Director
Kathy Higgins Victor
/s/ SCOTT LETIER	Director and Chairman of the Board
Scott Letier
/s/ JESSE LYNN	Director
Jesse Lynn
/s/ STEVEN MILLER	Director
Steven Miller
/S/ MICHAEL MONTELONGO	Director
Michael Montelongo
/S/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández

CNDT 2020 Annual Report