Form 10-Q
period 2021-03-31
CONDUENT Inc
filed 2021-05-05
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at April 30, 2021
Common Stock,	$0.01 par value	212,388,620

CNDT Q1 2021 Form 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) and any exhibits to this Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” “aim,” “should,” “could,” “forecast,” “target,” “may,” "continue to," "if,” “growing,” “projected,” “potential,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, all statements regarding the anticipated effects of the novel coronavirus, or COVID-19, pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, and markets, results of operations and financial condition and anticipated actions to be taken by management to sustain our business during the economic uncertainty caused by the pandemic and related governmental and business actions, as well as other statements that are not strictly historical in nature, are forward looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein as anticipated, believed, estimated, expected or intended or using other similar expressions.
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Form 10-Q, any exhibits to this Form 10-Q and other public statements we make. Our actual results may vary materially from those expressed or implied in our forward-looking statements. These forward-looking statements are also subject to the significant continuing impact of the COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are highly uncertain and cannot be predicted.
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: the significant continuing effects of the ongoing COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are highly uncertain and cannot be predicted; government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; risk and impact of geopolitical events, natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; changes in tax and other laws and regulations; risk and impact of potential goodwill and other asset impairments; our significant indebtedness; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to receive dividends or other payments from our subsidiaries; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes; changes in government regulation and economic, strategic, political and social conditions; changes in the volatility of our stock price and the risk of litigation following a decline in the price of our stock; the impact of the ongoing COVID-19 pandemic; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and any Current Report on Form 8-K. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

CNDT Q1 2021 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

March 31, 2021

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q1 2021 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Revenue	$1,028	$1,051

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	787	832
Selling, general and administrative (excluding depreciation and amortization)	126	116
Research and development (excluding depreciation and amortization)	—	1
Depreciation and amortization	95	117
Restructuring and related costs	13	7
Interest expense	13	17
Loss on divestitures and transaction costs	2	4
Litigation costs	1	6
Other (income) expenses, net	—	2
Total Operating Costs and Expenses	1,037	1,102

Loss Before Income Taxes	(9)	(51)

Income tax expense (benefit)	2	(2)
Net Loss	$(11)	$(49)

Net Loss per Share:
Basic	$(0.06)	$(0.24)
Diluted	$(0.06)	$(0.24)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Net Loss	$(11)	$(49)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(11)	(28)
Unrecognized gains (losses), net	(1)	(3)
Changes in benefit plans, net	—	1
Other Comprehensive Income (Loss), Net	(12)	(30)

Comprehensive Loss, Net	$(23)	$(79)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$389	$450
Accounts receivable, net	664	670
Contract assets	164	151
Other current assets	334	306
Total current assets	1,551	1,577
Land, buildings and equipment, net	281	305
Operating lease right-of-use assets	245	246
Intangible assets, net	147	187
Goodwill	1,513	1,528
Other long-term assets	413	413
Total Assets	$4,150	$4,256
Liabilities and Equity
Current portion of long-term debt	$89	$90
Accounts payable	167	182
Accrued compensation and benefits costs	205	237
Unearned income	128	133
Other current liabilities	456	450
Total current liabilities	1,045	1,092
Long-term debt	1,388	1,420
Deferred taxes	96	97
Operating lease liabilities	205	207
Other long-term liabilities	106	108
Total Liabilities	2,840	2,924

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,902	3,899
Retained earnings (deficit)	(2,326)	(2,313)
Accumulated other comprehensive loss	(410)	(398)
Total Equity	1,168	1,190
Total Liabilities and Equity	$4,150	$4,256

Shares of common stock issued and outstanding	212,389	212,074
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(11)	$(49)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	95	117
Contract inducement amortization	—	1
Deferred income taxes	(1)	(9)
(Gain) loss from investments	—	(1)
Amortization of debt financing costs	2	2
Loss on divestitures and sales of fixed assets, net	1	—
Stock-based compensation	3	4
Changes in operating assets and liabilities:
Accounts receivable	2	(42)
Other current and long-term assets	(58)	(42)
Accounts payable and accrued compensation and benefits costs	(39)	(51)
Restructuring liabilities	1	(7)
Other current and long-term liabilities	(1)	(131)
Net change in income tax assets and liabilities	4	16
Net cash provided by (used in) operating activities	(2)	(192)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(14)	(11)
Cost of additions to internal use software	(16)	(13)
Proceeds from divestitures	1	1
Net cash provided by (used in) investing activities	(29)	(23)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility and other loans	—	150
Payments on debt	(23)	(15)
Taxes paid for settlement of stock-based compensation	—	(3)
Dividends paid on preferred stock	(2)	(2)
Net cash provided by (used in) financing activities	(25)	130
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	(59)	(92)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	458	505
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$399	$413
 ___________
(1)Includes $10 million and $18 million of restricted cash as of March 31, 2021 and 2020, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2020	$2	$3,899	$(2,313)	$(398)	$1,190
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Stock incentive plans, net	—	3	—	—	3
Comprehensive Income (Loss):
Net Loss	—	—	(11)	—	(11)
Other comprehensive income (loss), net	—	—	—	(12)	(12)
Total Comprehensive Income (Loss), Net	—	—	(11)	(12)	(23)
Balance at March 31, 2021	$2	$3,902	$(2,326)	$(410)	$1,168

	Three Months Ended March 31, 2020
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2019	$2	$3,890	$(2,185)	$(407)	$1,300
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Stock incentive plans, net	—	1	—	—	1
Comprehensive Income (Loss):
Net Loss	—	—	(49)	—	(49)
Other comprehensive income (loss), net	—	—	—	(30)	(30)
Total Comprehensive Income (Loss), Net	—	—	(49)	(30)	(79)
Balance at March 31, 2020	$2	$3,891	$(2,236)	$(437)	$1,220

 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 10 – Accumulated Other Comprehensive Loss for the components of AOCL.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2021 Form 10-Q

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

Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Certain reclassifications have been made to prior year information to conform to current year presentation. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to fair values of financial instruments, goodwill and intangible assets, income taxes and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

As of March 31, 2021, the impact of the COVID-19 pandemic and the mitigating impact of the rollout of a vaccine for it continue to unfold. As a result, many of the Company's estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.
.

CNDT Q1 2021 Form 10-Q

Note 2 – Recent Accounting Pronouncements

The Company's significant accounting policies are described in Note 1–Basis of Presentation and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2020 that were applicable and material to the Company.

New Accounting Standards Adopted

Income Taxes: In December 2019, the Financial Accounting Standards Board (FASB) issued final guidance that simplified the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (ASC) 740, Income Taxes. This final guidance was effective for fiscal years beginning January 1, 2021. The Company adopted the final income taxes guidance as of January 1, 2021. The adoption did not have any material impact on the Company's Condensed Consolidated Financial Statements.

New Accounting Standards To Be Adopted

Reference Rate Reform: In March 2020, the FASB issued updated guidance relating to the accounting for the discontinuation of the London Inter-bank Offered Rate (LIBOR), referred to as reference rate reform. This guidance provides optional practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This guidance is applicable to contract modifications that replace a reference LIBOR rate affected by reference rate reform. The amendments may be applied through December 31, 2022. The Company is currently evaluating the impact of this guidance on its Condensed Consolidated Financial Statements.

CNDT Q1 2021 Form 10-Q

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended March 31,
(in millions)	2021	2020
Commercial Industries:
Customer experience management	$161	$168
Business operations solutions	142	153
Commercial healthcare solutions	111	113
Human resource and learning services	112	138
Total Commercial Industries	526	572
Government Services:
Government healthcare solutions	149	152
Government services solutions	169	138
Total Government Services	318	290
Transportation:
Roadway charging & management services	83	78
Transit solutions	64	67
Curbside management solutions	18	22
Public safety solutions	17	20
Commercial vehicles	2	2
Total Transportation	184	189
Total Consolidated Revenue	$1,028	$1,051

Timing of Revenue Recognition:
Point in time	$32	$30
Over time	996	1,021
Total Revenue	$1,028	$1,051

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

CNDT Q1 2021 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	March 31, 2021	December 31, 2020
Contract Assets (Unearned Income)
Current contract assets	$164	$151
Long-term contract assets(1)	11	13
Current unearned income	(128)	(133)
Long-term unearned income(2)	(33)	(29)
Net Contract Assets (Unearned Income)	$14	$2
Accounts receivable, net	$664	$670
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenues of $58 million and $42 million were recognized during the three months ended March 31, 2021 and 2020, respectively, related to the Company's unearned income at December 31, 2020 and 2019, respectively. The Company had no material asset impairment charges related to contract assets for the three months ended March 31, 2021 or 2020.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2021 was approximately $1.2 billion. The Company expects to recognize approximately 83% of this revenue over the next two years and the remainder thereafter.

Note 4 – Segment Reporting

The Company's reportable segments correspond to how we organize and manage the business, as defined by the Company's Chief Executive Officer, who is also the Company's Chief Operating Decision Maker (CODM), and are aligned to the industries in which the Company's clients operate. The Company's segments involve the delivery of business process services and include service arrangements where it manages a customer's business activity or process.

The Company's financial performance is based on Segment Profit/(Loss) and Segment Adjusted Earnings Before Income Taxes, Depreciation and Amortization (EBITDA) for its three reportable segments (Commercial Industries, Government Services and Transportation), Other and Unallocated Costs. The Company's CODM does not evaluate operating segments using discrete asset information.

Commercial Industries: The Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, the Company operates on its clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for the Company's clients and their consumers and employees.

Government Services: The Government Services segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance program administration, transaction processing and payment services. The solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.

CNDT Q1 2021 Form 10-Q

Transportation: The Transportation segment provides systems and support, as well as revenue-generating services, to government clients. On behalf of government agencies and authorities in the transportation industry, the Company delivers mission-critical mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers.

Other includes the Company's Student Loan business, which the Company exited in the third quarter of 2018.

Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.

Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended March 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$526	$318	$184	$—	$—	$1,028
Segment profit (loss)	$35	$87	$21	$—	$(83)	$60
Segment depreciation and amortization	$27	$5	$9	$—	$14	$55
Adjusted EBITDA	$62	$92	$30	$—	$(69)	$115

2020
Revenue	$572	$290	$189	$—	$—	$1,051
Segment profit (loss)	$42	$70	$10	$4	$(81)	$45
Segment depreciation and amortization	$28	$7	$9	$—	$14	$58
Adjusted EBITDA	$70	$77	$19	$(3)	$(67)	$96

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2021	2020
Loss Before Income Taxes	$(9)	$(51)
Reconciling items:
Amortization of acquired intangible assets	40	60
Restructuring and related costs	13	7
Interest expense	13	17
Loss on divestitures and transaction costs	2	4
Litigation costs	1	6
Other (income) expenses, net	—	2
Segment Pre-tax Income (Loss)	$60	$45
Segment depreciation and amortization (including contract inducements)	$55	$58
CA MMIS charge (credit)	—	(7)
Adjusted EBITDA	$115	$96

Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

CNDT Q1 2021 Form 10-Q

Note 5 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives have reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $7 million and $2 million for the three months ended March 31, 2021 and 2020, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

A summary of the Company's restructuring program activity during the three months ended March 31, 2021 and 2020 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2020	$3	$3	$—	$6
Provision	—	8	3	11
Changes in estimates	—	1	—	1
Total Net Current Period Charges(1)	—	9	3	12
Charges against reserve and currency	(2)	(10)	(3)	(15)
Accrued Balance at March 31, 2021	$1	$2	$—	$3

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2019	$15	$6	$—	$21
Provision	—	3	1	4
Changes in estimates	—	1	—	1
Total Net Current Period Charges(1)	—	4	1	5
Charges against reserve and currency	(8)	(5)	(1)	(14)
Accrued Balance at March 31, 2020	$7	$5	$—	$12
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

In addition, the Company recorded professional support costs associated with the implementation of certain strategic transformation programs of $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.

CNDT Q1 2021 Form 10-Q

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended March 31,
(in millions)	2021	2020
Commercial Industries	$—	$2
Government Services	—	—
Transportation	—	—
Other	—	—
Unallocated Costs(1)	12	3
Total Net Restructuring Charges	$12	$5
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 6 – Debt

Long-term debt was as follows:

(in millions)	March 31, 2021	December 31, 2020
Term loan A due 2022	$624	$654
Term loan B due 2023	814	816
Senior notes due 2024	34	34
Finance lease obligations	17	20
Other loans	4	4
Principal debt balance	1,493	1,528
Debt issuance costs and unamortized discounts	(16)	(18)
Less: current maturities	(89)	(90)
Total Long-term Debt	$1,388	$1,420

As of March 31, 2021, the Company had no outstanding borrowings under its $750 million Senior Revolving Credit Facility (Revolver). However, the Company has utilized $7 million of the Revolver to issue letters of credit. The net Revolver available to be drawn upon as of March 31, 2021 was $743 million.

At March 31, 2021 and December 31, 2020, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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
At March 31, 2021 and December 31, 2020, the Company had outstanding forward exchange contracts with gross notional values of $234 million and $180 million, respectively. At March 31, 2021, approximately 82% of these contracts mature within three months, 7% in three to six months, 8% in six to twelve months and 3% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

Refer to Note 8 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

CNDT Q1 2021 Form 10-Q

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

Unless noted herein, the Company's valuation methodologies for assets and liabilities measured at fair value are described in Note 14 – Fair Value of Financial Assets and Liabilities to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases was Level 2.

(in millions)	March 31, 2021	December 31, 2020
Assets:
Foreign exchange contract - forward	$2	$2
Total Assets	$2	$2
Liabilities:
Foreign exchange contracts - forward	$1	$—
Total Liabilities	$1	$—

Summary of Other Financial Assets and Liabilities

The estimated fair values of other financial assets and liabilities were as follows:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,388	$1,361	$1,420	$1,378

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

The fair value of Long-term debt was estimated based on the current rates offered to the Company for debt of similar maturities (Level 2).

CNDT Q1 2021 Form 10-Q

Note 9 – Employee Benefit Plans

The Company has post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees participating in defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are permitted to contribute a portion of their salaries and bonuses to the plans. Historically, the Company matched a portion of employee contributions. Beginning in 2019, the Company suspended its match to the 401(k) plan for all U.S. salaried employees and extended the suspension to all U.S. hourly employees in the second quarter of 2020. However, the Company match was reinstated for all U.S. employees in November of 2020.

The Company recognized an expense related to its defined contribution plans of $5 million and $1 million for the three months ended March 31, 2021 and 2020, respectively.

Note 10 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
Other comprehensive income (loss)	(11)	(1)	—	(12)
Balance at March 31, 2021	$(411)	$2	$(1)	$(410)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)
Other comprehensive income (loss)	(28)	(3)	1	(30)
Balance at March 31, 2020	$(436)	$—	$(1)	$(437)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 11 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of March 31, 2021. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

CNDT Q1 2021 Form 10-Q

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's condensed consolidated financial position or liquidity. As of March 31, 2021, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

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

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC's (CBS) select standalone customer care call center business (Business) to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (Notes). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract; and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, Conduent filed a counterclaim against Skyview seeking the outstanding balance on the notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. Conduent denies all of the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and will vigorously defend itself against these claims. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q1 2021 Form 10-Q

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (Buck), which was a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (StanCERA). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court as to Buck only, and only with respect to plaintiff's claim of aiding and abetting StanCERA in breaching its fiduciary duty. This case has been stayed pending the outcome of parallel litigation the plaintiffs are pursuing against StanCERA. The parallel litigation was tried before the bench in June 2018, and on January 24, 2019, the court found in favor of StanCERA, holding that it had not breached its fiduciary duty to plaintiffs. On April 26, 2019, plaintiffs in the parallel litigation filed an appeal. Nasrawi remains stayed until the parallel litigation is finally concluded. Absent the court finding that StanCERA breached its fiduciary duty, plaintiffs’ claim against Buck for aiding and abetting said breach would not appear viable. Buck will continue to aggressively defend these lawsuits. In August 2018, Conduent sold Buck; however, the Company retained this liability after the sale. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

Conduent Business Services, LLC v. Cognizant Business Services Corporation: On April 12, 2017, Conduent Business Service LLC (CBS) filed a lawsuit against Cognizant Business Services Corporation (Cognizant) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between CBS and Cognizant, as amended and supplemented (Contract). The Contract contains certain minimum purchase obligations by CBS through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to CBS under CBS’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, CBS seeks damages in excess of $150 million. During the first quarter of 2018, CBS provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. CBS also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. In its answer, Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the Contract and an alleged $25 million termination fee. Cognizant's second amended counterclaim increased Cognizant's damages to $89 million. CBS will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q1 2021 Form 10-Q

Other Matters

Since 2014, Xerox Education Services, Inc. (XES) has cooperated with several federal and state agencies regarding a variety of matters, including XES' self-disclosure to the U.S. Department of Education (Department) and the Consumer Financial Protection Bureau (CFPB) that some third-party student loans under outsourcing arrangements for various financial institutions required adjustments. With the exception of an inquiry the Illinois Attorney General's Office recently commenced, the Company has resolved the investigations the CFPB and several state agencies commenced and continues to work with the Department and the U.S. Department of Justice to resolve all outstanding issues, including a number of operational projects that XES discovered and disclosed since 2014. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which the Company serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of currently recorded reserves. The Company could, in future periods, incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2021, the Company had $610 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $95 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Revolver) to allow it to respond to future requests for proposals that require such credit support.

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

CNDT Q1 2021 Form 10-Q

Note 13 – Earnings (Loss) per Share

The Company did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended March 31,
(in millions, except per share data in whole dollars and shares in thousands)	2021	2020
Net loss	$(11)	$(49)
Dividend - preferred stock	(2)	(2)
Adjusted Net Loss Available to Common Shareholders	$(13)	$(51)

Weighted Average Common Shares Outstanding	212,250	211,093

Net Loss per Share:
Basic	$(0.06)	$(0.24)
Diluted	$(0.06)	$(0.24)

There were no securities excluded from the computation of diluted earnings per share for being either contingently issuable shares or shares that if included would have been anti-dilutive for the three months ended March 31, 2021 or 2020.

CNDT Q1 2021 Form 10-Q

Note 14 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

(in millions)	March 31, 2021	December 31, 2020
Other Current Assets
Prepaid expenses	$102	$73
Income taxes receivable	43	48
Value-added tax (VAT) receivable	24	21
Restricted cash	10	8
Current portion of capitalized cloud computing implementation costs, net	10	8
Net receivable from buyers of divested businesses	53	53
Other	92	95
Total Other Current Assets	$334	$306
Other Current Liabilities
Accrued liabilities	$241	$229
Litigation related accruals	65	73
Current operating lease liabilities	78	81
Restructuring liabilities	3	1
Income tax payable	16	16
Other taxes payable	17	16
Other	36	34
Total Other Current Liabilities	$456	$450
Other Long-term Assets
Internal use software, net	$168	$163
Deferred contract costs, net	74	76
Product software, net	79	72
Cloud computing implementation costs, net	31	33
Other	61	69
Total Other Long-term Assets	$413	$413
Other Long-term Liabilities
Deferred payroll tax related to the CARES Act(1)	$24	$24
Income tax liabilities	15	15
Unearned income	33	29
Restructuring liabilities	—	5
Other	34	35
Total Other Long-term Liabilities	$106	$108
__________
(1)The CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The current portion of this liability is included in Accrued compensation and benefits costs.

CNDT Q1 2021 Form 10-Q

Note 15 – Related Party Transactions

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

Transactions with related parties were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue from related parties	$5	$6
Purchases from related parties	$7	$6

The Company's receivable and payable balances with related party entities were not material as of March 31, 2021 and December 31, 2020.

Note 16 – Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2020	$837	$623	$68	$1,528
Foreign currency translation	(7)	(3)	(5)	(15)
Balance at March 31, 2021	$830	$620	$63	$1,513

Gross goodwill	$2,383	$1,374	$643	$4,400
Accumulated impairment	(1,553)	(754)	(580)	(2,887)
Balance at March 31, 2021	$830	$620	$63	$1,513

In the first quarter of 2021, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair values of any of our reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for any of our reporting units.

To the extent the COVID-19 pandemic continues to disrupt the economic environment, such as a decline in the performance of the reporting units or loss of a significant contract or multiple significant contracts, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.

Note 17 – Subsequent Event

On May 1, 2021, the Company redeemed all the outstanding $34 million 10.50% Senior Notes due 2024.

CNDT Q1 2021 Form 10-Q

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

Headquartered in Florham Park, New Jersey, we have a team of approximately 59,000 associates as of March 31, 2021, servicing customers from service centers in 24 countries.

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
Executive Summary

We continue to transform our business through an intense focus on growth, quality, and efficiency – utilizing a programmatic and project management approach. Beginning in the first quarter of 2020 and through the first quarter of 2021, we have expanded the focus of our transformation initiative to include both efficiency and growth initiatives, aimed to position the company to pivot to revenue growth and margin expansion over time.

We intend to drive portfolio focus, operating discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments to achieve this mission and purpose. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy. During the three months ended March 31, 2021, our strategy is showing results, including the following:

•Revenue of $1,028 million for the three months ended March 31, 2021 was a decline of 2.2%, a significantly improved trend compared with the same quarter last year.
•Significantly lower net loss of $11 million for the three months ended March 31, 2021 as compared to a net loss of $49 million for the same period in the prior year.
•Strong new business signings results:

CNDT Q1 2021 Form 10-Q

◦New business total contract value (TCV) signings of $356 million for the three months ended March 31, 2021, representing an increase of 10% compared to that of the prior year period.
◦Annual recurring revenue signings of $95 million for the three months ended March 31, 2021, an increase of 67% compared to that of the prior year period.
•The Company has shown year-over-year operational progress, including a reduction of the number of technology related incidents and outages, improvements in associate satisfaction survey results and increases in performance incentives from customers.

COVID-19 Pandemic

Throughout the COVID-19 pandemic, we have continued to provide critical and best-in-class services to our customers and their end-users, while ensuring the health and safety of our greatest assets - our associates. To address the potential impact to our business over the near-term, our Business Continuity team established a proactive plan in the first quarter of 2020 that has continued into the first quarter of 2021, which includes:

•Supporting our associates with a number of specific initiatives, including making improvements to our policies to extend short-term disability, providing extra supplemental sick leave coverage and introducing a hardship leave policy.

•At the end of 2020, approximately 75% of our workforce had been shifted to work-from-home. In 2021, we have started a slow and measured approach to bringing associates back to Conduent offices, as appropriate. This is an ongoing phased process and is based on the specific COVID-19 conditions in certain geographies, as well as business requirements.

•Increased sanitation and social distancing for required on-site essential associates.

As the world increasingly becomes vaccinated, we will evolve our approach to various initiatives or take additional actions to meet the needs of our employees, customers and their end-users and the Company to continue to provide our mission-critical services and solutions.

Financial Review of Operations

	Three Months Ended March 31,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
Revenue	$1,028	$1,051	$(23)	(2)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	787	832	(45)	(5)%
Selling, general and administrative (excluding depreciation and amortization)	126	116	10	9%
Research and development (excluding depreciation and amortization)	—	1	(1)	(100)%
Depreciation and amortization	95	117	(22)	(19)%
Restructuring and related costs	13	7	6	86%
Interest expense	13	17	(4)	(24)%
Loss on divestitures and transaction costs	2	4	(2)	(50)%
Litigation costs	1	6	(5)	(83)%
Other (income) expenses, net	—	2	(2)	(100)%
Total Operating Costs and Expenses	1,037	1,102	(65)

Loss Before Income Taxes	(9)	(51)	42
Income tax expense (benefit)	2	(2)	4
Net Loss	$(11)	$(49)	$38

CNDT Q1 2021 Form 10-Q

Revenue

Revenue for the three months ended March 31, 2021 decreased, compared to the prior year period, primarily due to lost business from prior years and the effect of the COVID-19 pandemic across our Commercial Industries and our Transportation segments. These were partially offset by higher revenue due to increased volumes in our Government Services Solutions service offering within our Government Services segment, primarily increased payments activity because of Federal stimulus, and the ramp of new business.

Cost of Services (excluding depreciation and amortization)

Cost of services for the three months ended March 31, 2021 decreased, compared to the prior year period, driven by loss of business and lower volumes as well as increased operational efficiency, which led to reductions in information technology, labor and real estate costs. Also contributing to the decline were lower costs to support volume loss resulting from the effect of the COVID-19 pandemic.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

SG&A for the three months ended March 31, 2021 increased, compared to the prior year period, driven by an increase in certain employee-related costs, partially offset by reductions in real estate, corporate overhead and labor costs, as well as savings from lower travel and marketing expenses.

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

	Three Months Ended March 31,
(in millions)	2021	2020
Severance and related costs	$—	$—
Data center consolidation	7	2
Termination, asset impairment and other costs	5	3
Total net current period charges	12	5
Consulting and other costs(1)	1	2
Restructuring and related costs	$13	$7
___________
(1)Represents professional support costs associated with certain strategic transformation programs.

Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decrease in Interest expense for the three months ended March 31, 2021, compared to the prior year period, was driven primarily by lower interest rates and a lower Term Loan A principal balance. Additionally, the three months ended March 31, 2020 included interest expense attributable to the drawdown on our Senior Revolving Credit Facility (Revolver) in March 2020, which was repaid in December 2020. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional information.

Loss on Divestitures and Transaction Costs

The costs included in the three months ended March 31, 2021 consist of professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company.

CNDT Q1 2021 Form 10-Q

Litigation Costs

Net litigation costs for the three months ended March 31, 2021 primarily consist of reserves for various matters that are subject to litigation; the three months ended March 31, 2020 amount also included costs related to certain reimbursement matters with our former parent company, Xerox Corporation.

Refer to Note 11 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

Income Taxes
The effective tax rate for the three months ended March 31, 2021 was negative 23.4%, compared to 3.9% for the three months ended March 31, 2020. The March 31, 2021 rate was negative as compared to the U.S. statutory rate of 21%, primarily due to pre-tax loss and tax expense resulting from geographic mix of income, valuation allowances and tax charges recognized on employee equity award vesting partially offset by tax credits.
The effective tax rate for the three months ended March 31, 2020 was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, valuation allowances, and tax charges recognized on employee equity award vesting partially offset by tax credits.
Excluding the impact of valuation allowances, equity award vesting, amortization of intangible assets and restructuring costs, the normalized effective tax rate for the three months ended March 31, 2021 was 23.4%. The normalized effective tax rate for the three months ended March 31, 2020 was 33.3%, predominantly due to excluding the impact of valuation allowances, vesting of equity awards, amortization of intangible assets and restructuring costs. The normalized effective tax rate for the three months ended March 31, 2021 was lower than the comparable 2020 rate due to foreign earnings mix, increased income in the U.S. and favorable change in U.S. taxation of foreign income.

The Company believes it is reasonably possible that unrecognized tax benefits of approximately $14 million will reverse within 12 months due to an anticipated audit settlement.

Operations Review of Segment Revenue and Profit

Our financial performance is based on Segment Profit/(Loss) and Segment Adjusted EBITDA for the following three segments:

•Commercial Industries,
•Government Services, and
•Transportation.

Other includes our Student Loan business, which the Company exited in the third quarter of 2018.

Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.

We continue to modernize a significant portion of our infrastructure with new systems and processes and consolidate our data centers as part of our transformation initiatives. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations. In addition, the Company’s COVID-19 response has also resulted in diversion of management's time and delayed investments from strategic, transformational and technology initiatives which had been planned. See Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

CNDT Q1 2021 Form 10-Q

Results of financial performance by segment were:

	Three Months Ended March 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$526	$318	$184	$—	$—	$1,028
Segment profit (loss)	$35	$87	$21	$—	$(83)	$60
Segment depreciation and amortization	$27	$5	$9	$—	$14	$55
Adjusted EBITDA	$62	$92	$30	$—	$(69)	$115

% of Total Revenue	51.2%	30.9%	17.9%	—%	—%	100.0%
Adjusted EBITDA Margin	11.8%	28.9%	16.3%	—%	—%	11.2%

2020
Revenue	$572	$290	$189	$—	$—	$1,051
Segment profit (loss)	$42	$70	$10	$4	$(81)	$45
Segment depreciation and amortization	$28	$7	$9	$—	$14	$58
Adjusted EBITDA	$70	$77	$19	$(3)	$(67)	$96

% of Total Revenue	54.4%	27.6%	18.0%	—%	—%	100.0%
Adjusted EBITDA Margin	12.2%	26.6%	10.1%	—%	—%	9.1%

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three months ended March 31, 2021 decreased, compared to the prior year period, due to COVID-19 related volume declines in our Business Operations Solutions service offering and reduced revenue from our HSA offering "Benefit Wallet" (within our HRLS business), as well as lost business from prior years.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for the three months ended March 31, 2021, compared to the prior year period, were mainly driven by overall revenue declines. Adjusted EBITDA margin remained relatively flat compared with the prior year period as a result of efficiency program progress.

Government Services Segment

Revenue

Government Services revenue for the three months ended March 31, 2021 increased, compared to the prior year period, primarily driven by COVID-19 related volume increases. These increases were partially offset by lost business from prior years. The increased volumes from the COVID-19 pandemic was largely driven by the increases in the Supplemental Nutrition Assistance Program (SNAP) volumes and Pandemic SNAP volumes, an increase in the number of citizens to which we distribute unemployment insurance benefits, and additional unemployment insurance benefit distributions as a result of Federal stimulus. Within the unemployment benefit business, we generate revenue based on the amount of spending by card holders.

CNDT Q1 2021 Form 10-Q

Segment Profit and Adjusted EBITDA

Increases in the Government Services segment profit and adjusted EBITDA margin for the three months ended March 31, 2021, compared to the prior year period, were mainly driven by increased revenue and expense reductions from efficiency program progress.

Transportation Segment

Revenue

Transportation revenue for the three months ended March 31, 2021 decreased, compared to the prior year period, primarily driven by COVID-19 related impacts and lost business from prior years, partially offset by the ramp of new business. The COVID-19 related impacts were primarily driven by volume pressure in Curbside Management Solutions service offering and Public Safety service offerings.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin increased for the three months ended March 31, 2021, compared to the prior year period, mainly driven by efficiency program progress and temporarily beneficial revenue mix, partially offset by slightly lower revenue.

Other

Segment Profit (Loss) and Adjusted EBITDA

Our Other segment did not have any segment profit for the three months ended March 31, 2021. The segment profit in the prior year period was primarily due to an adjustment to the then remaining California Medicaid Management Information System settlement liability of $7 million as a result of the contract expiration in March 2020. This benefit was removed from adjusted EBITDA for segment reporting purposes due to its non-recurring nature.

Unallocated Costs

Unallocated Costs for the three months ended March 31, 2021 increased, compared to the prior year period. This was primarily driven by increases in certain employee costs, partially offset by efficiency program progress.

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

For the three months ended March 31, 2021, the Company signed $356 million of new business, representing a 10% increase compared to the prior year period. Renewal TCV for the three months ended March 31, 2021 was $273 million, a decrease of 47% compared to the prior year period, primarily as a result of fewer renewal opportunities in the quarter. The Company continues to build the size and strength of the newly centralized sales team.

CNDT Q1 2021 Form 10-Q

The amounts in the following table exclude divestitures.

	Three Months Ended March 31,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
New business TCV	$356	$324	$32	10%
Renewals TCV	273	515	(242)	(47)%
Total Signings	$629	$839	$(210)	(25)%

Annual recurring revenue signings(1)	$95	$57	$38	67%
Non-recurring revenue signings(2)	$127	$44	$83	189%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

The total new business pipeline at the end of both March 31, 2021 and 2020 was $21.0 billion. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.

Capital Resources and Liquidity

As of March 31, 2021, and December 31, 2020, total cash and cash equivalents were $389 million and $450 million, respectively. The Company also has a $750 million Revolver for its various cash needs, of which $7 million was used for letters of credit. The net amount available to be drawn upon under our Revolver as of March 31, 2021, was $743 million.

As of March 31, 2021, our total debt outstanding was $1.5 billion of which $89 million was due within one year. Refer to Note 6 – Debt and Note 17 - Subsequent Event in the Condensed Consolidated Financial Statements for additional debt information.

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

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2021	2020	Better (Worse)
Net cash provided by (used in) operating activities	$(2)	$(192)	$190
Net cash provided by (used in) investing activities	$(29)	$(23)	(6)
Net cash provided by (used in) financing activities	$(25)	$130	(155)

Historically the Company generates the majority of its cash from operating activities in the latter part of the year.

Operating activities

The net improvement in cash used in operating activities of $190 million, compared to the prior year period, was primarily related to the absence of the 2020 Texas Litigation payment of $118 million, improved collections of Accounts receivable of $44 million, other working capital timing of $36 million primarily related to Accounts payable and other current liabilities and annual management incentive payments, partially offset by lower income tax net refunds of $9 million.

CNDT Q1 2021 Form 10-Q

Investing activities

The increase in cash used in investing activities of $6 million was primarily due to increased spending for capital expenditures.

Financing activities

The decrease in cash from financing activities was primarily related to the $150 million draw down from our $750 million revolving credit facility in March 2020, which was repaid in December 2020.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the “Market Risk Management” section in Item 2 of this Form 10-Q is hereby incorporated by reference in answer to this Item. During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNDT Q1 2021 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information set forth under Note 11 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our risk factors as previously reported in our Annual Report on Form-10-K for the year ended December 31, 2020.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Sales of Unregistered Securities during the Quarter ended March 31, 2021

During the quarter ended March 31, 2021, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)Issuer Purchases of Equity Securities during the Quarter ended March 31, 2021

None.

CNDT Q1 2021 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.

3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

10.6(a)(vi)	Form of Restricted Stock Unit Award Agreement 2021 under the PIP.
10.6(a)(vii)	Form of Performance Stock Unit Award Agreement 2021 (Revenue Metric) under the PIP.
10.6(a)(viii)	Form of Performance Stock Unit Award Agreement 2021 (Share Hurdle Metric) under the PIP.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT Q1 2021 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Vice President, Corporate Controller and Principal Accounting Officer

Date: May 5, 2021

CNDT Q1 2021 Form 10-Q