Form 10-Q
period 2021-06-30
CONDUENT Inc
filed 2021-08-05
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at July 31, 2021
Common Stock,	$0.01 par value	212,651,045

CNDT Q2 2021 Form 10-Q

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: the significant continuing effects of the ongoing COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are highly uncertain and cannot be predicted; government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; risk and impact of geopolitical events, natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; changes in tax and other laws and regulations; risk and impact of potential goodwill and other asset impairments; our significant indebtedness; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to receive dividends or other payments from our subsidiaries; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes; changes in government regulation and economic, strategic, political and social conditions; changes in the volatility of our stock price and the risk of litigation following a decline in the price of our stock; the impact of the ongoing COVID-19 pandemic; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q as well as in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

CNDT Q2 2021 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

June 30, 2021

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q2 2021 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue	$1,026	$1,016	$2,054	$2,067

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	772	795	1,559	1,627
Selling, general and administrative (excluding depreciation and amortization)	125	111	251	227
Research and development (excluding depreciation and amortization)	1	—	1	1
Depreciation and amortization	86	115	181	232
Restructuring and related costs	8	29	21	36
Interest expense	13	15	26	32
(Gain) loss on divestitures and transaction costs	(1)	2	1	6
Litigation costs	1	14	2	20
Loss on extinguishment of debt	2	—	2	—
Other (income) expenses, net	—	(1)	—	1
Total Operating Costs and Expenses	1,007	1,080	2,044	2,182

Income (Loss) Before Income Taxes	19	(64)	10	(115)

Income tax expense (benefit)	7	(13)	9	(15)
Net Income (Loss)	$12	$(51)	$1	$(100)

Net Earnings (Loss) per Share:
Basic	$0.05	$(0.25)	$(0.02)	$(0.50)
Diluted	$0.04	$(0.25)	$(0.02)	$(0.50)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Income (Loss)	$12	$(51)	$1	$(100)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	4	2	(7)	(26)
Unrecognized gains (losses), net	—	2	(1)	(1)
Changes in benefit plans, net	(1)	—	(1)	1
Other Comprehensive Income (Loss), Net	3	4	(9)	(26)

Comprehensive Income (Loss), Net	$15	$(47)	$(8)	$(126)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$397	$450
Accounts receivable, net	664	670
Contract assets	159	151
Other current assets	267	306
Total current assets	1,487	1,577
Land, buildings and equipment, net	281	305
Operating lease right-of-use assets	246	246
Intangible assets, net	116	187
Goodwill	1,519	1,528
Other long-term assets	474	413
Total Assets	$4,123	$4,256
Liabilities and Equity
Current portion of long-term debt	$89	$90
Accounts payable	161	182
Accrued compensation and benefits costs	234	237
Unearned income	124	133
Other current liabilities	446	450
Total current liabilities	1,054	1,092
Long-term debt	1,340	1,420
Deferred taxes	90	97
Operating lease liabilities	199	207
Other long-term liabilities	113	108
Total Liabilities	2,796	2,924

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,907	3,899
Retained earnings (deficit)	(2,317)	(2,313)
Accumulated other comprehensive loss	(407)	(398)
Total Equity	1,185	1,190
Total Liabilities and Equity	$4,123	$4,256

Shares of common stock issued and outstanding	212,556	212,074
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1	$(100)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	181	232
Contract inducement amortization	—	1
Deferred income taxes	(6)	(29)
(Gain) loss from investments	—	(2)
Amortization of debt financing costs	4	3
Loss on extinguishment of debt	2	—
Loss on divestitures and sales of fixed assets, net	1	—
Stock-based compensation	9	9
Changes in operating assets and liabilities:
Accounts receivable	4	(44)
Other current and long-term assets	(48)	(41)
Accounts payable and accrued compensation and benefits costs	(21)	(18)
Restructuring liabilities	(2)	6
Other current and long-term liabilities	(29)	(152)
Net change in income tax assets and liabilities	7	17
Net cash provided by (used in) operating activities	103	(118)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(39)	(30)
Cost of additions to internal use software	(32)	(30)
Proceeds from divestitures	2	2
Net cash provided by (used in) investing activities	(69)	(58)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility and other loans	—	150
Payments on debt	(79)	(28)
Premium on debt redemption	(2)	—
Taxes paid for settlement of stock-based compensation	(1)	(3)
Dividends paid on preferred stock	(5)	(5)
Net cash provided by (used in) financing activities	(87)	114
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	(55)	(68)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	458	505
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$403	$437
 ___________
(1)Includes $6 million and $9 million of restricted cash as of June 30, 2021 and 2020, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2021	$2	$3,902	$(2,326)	$(410)	$1,168
Dividends - preferred stock, $20/share	—	—	(3)	—	(3)
Stock incentive plans, net	—	5	—	—	5
Comprehensive Income (Loss):
Net Income (Loss)	—	—	12	—	12
Other comprehensive income (loss), net	—	—	—	3	3
Total Comprehensive Income (Loss), Net	—	—	12	3	15
Balance at June 30, 2021	$2	$3,907	$(2,317)	$(407)	$1,185

	Three Months Ended June 30, 2020
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2020	$2	$3,891	$(2,236)	$(437)	$1,220
Dividends - preferred stock, $20/share	—	—	(3)	—	(3)
Stock incentive plans, net	—	5	—	—	5
Comprehensive Income (Loss):
Comprehensive Income (Loss):	—	—	(51)	—	(51)
Other comprehensive income (loss), net	—	—	—	4	4
Total Comprehensive Income (Loss), Net	—	—	(51)	4	(47)
Balance at June 30, 2020	$2	$3,896	$(2,290)	$(433)	$1,175

	Six Months Ended June 30, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2020	$2	$3,899	$(2,313)	$(398)	$1,190
Dividends - preferred stock, $40/share	—	—	(5)	—	(5)
Stock incentive plans, net	—	8	—	—	8
Comprehensive Income (Loss):
Net Income (Loss)	—	—	1	—	1
Other comprehensive income (loss), net	—	—	—	(9)	(9)
Total Comprehensive Income (Loss), Net	—	—	1	(9)	(8)
Balance at June 30, 2021	$2	$3,907	$(2,317)	$(407)	$1,185

	Six Months Ended June 30, 2020
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2019	2	3,890	(2,185)	(407)	1,300
Dividends - preferred stock, $40/share	—	—	(5)	—	(5)
Stock incentive plans, net	—	6	—	—	6
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(100)	—	(100)
Other comprehensive income (loss), net	—	—	—	(26)	(26)
Total Comprehensive Income (Loss), Net	—	—	(100)	(26)	(126)
Balance at June 30, 2020	$2	$3,896	$(2,290)	$(433)	$1,175

 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 10 – Accumulated Other Comprehensive Loss for the components of AOCL.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2021 Form 10-Q

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

As of June 30, 2021, the impact of the COVID-19 pandemic, the mitigating impact of the rollout of a vaccine for it and emerging cases of new variants of the virus continue to unfold. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT Q2 2021 Form 10-Q

Note 2 – Recent Accounting Pronouncements

The Company's significant accounting policies are described in Note 1–Basis of Presentation and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Summarized below are the applicable accounting pronouncements adopted or to be adopted subsequent to December 31, 2020.

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

CNDT Q2 2021 Form 10-Q

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Commercial Industries:
Customer experience management	$146	$157	$307	$325
Business operations solutions	137	133	279	286
Commercial healthcare solutions	109	103	220	216
Human resource and learning services	111	127	223	265
Total Commercial Industries	503	520	1,029	1,092
Government Services:
Government healthcare solutions	140	154	289	306
Government services solutions	198	177	367	315
Total Government Services	338	331	656	621
Transportation:
Roadway charging & management services	75	71	158	149
Transit solutions	70	61	134	128
Curbside management solutions	20	14	38	36
Public safety solutions	18	17	35	37
Commercial vehicles	2	2	4	4
Total Transportation	185	165	369	354
Total Consolidated Revenue	$1,026	$1,016	$2,054	$2,067

Timing of Revenue Recognition:
Point in time	$25	$32	$57	$62
Over time	1,001	984	1,997	2,005
Total Revenue	$1,026	$1,016	$2,054	$2,067

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

CNDT Q2 2021 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	June 30, 2021	December 31, 2020
Contract Assets (Unearned Income)
Current contract assets	$159	$151
Long-term contract assets(1)	9	13
Current unearned income	(124)	(133)
Long-term unearned income(2)	(40)	(29)
Net Contract Assets (Unearned Income)	$4	$2
Accounts receivable, net	$664	$670
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenues of $30 million and $88 million were recognized during the three and six months ended June 30, 2021, respectively, related to the Company's unearned income at December 31, 2020. Revenues of $22 million and $64 million were recognized during the three and six months ended June 30, 2020, respectively, related to the Company's unearned income at December 31, 2019. The Company had no material asset impairment charges related to contract assets for the three and six months ended June 30, 2021 or 2020.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2021 was approximately $1.3 billion. The Company expects to recognize approximately 76% of this revenue over the next two years and the remainder thereafter.

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

CNDT Q2 2021 Form 10-Q

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

Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$503	$338	$185	$—	$—	$1,026
Segment profit (loss)	$29	$110	$17	$—	$(82)	$74
Segment depreciation and amortization	$25	$8	$8	$—	$13	$54
Adjusted EBITDA	$54	$118	$25	$—	$(69)	$128

2020
Revenue	$520	$331	$165	$—	$—	$1,016
Segment profit (loss)	$25	$90	$20	$(1)	$(79)	$55
Segment depreciation and amortization	$27	$6	$9	$—	$13	$55
Adjusted EBITDA	$52	$96	$29	$(1)	$(66)	$110

	Six Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$1,029	$656	$369	$—	$—	$2,054
Segment profit (loss)	$64	$197	$38	$—	$(165)	$134
Segment depreciation and amortization	$52	$13	$17	$—	$27	$109
Adjusted EBITDA	$116	$210	$55	$—	$(138)	$243

2020
Revenue	$1,092	$621	$354	$—	$—	$2,067
Segment profit (loss)	$67	$160	$30	$3	$(160)	$100
Segment depreciation and amortization	$55	$13	$18	$—	$27	$113
Adjusted EBITDA	$122	$173	$48	$(4)	$(133)	$206

CNDT Q2 2021 Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2021	2020	2021	2020
Income (Loss) Before Income Taxes	$19	$(64)	$10	$(115)
Reconciling items:
Amortization of acquired intangible assets	32	60	72	120
Restructuring and related costs	8	29	21	36
Interest expense	13	15	26	32
(Gain) loss on divestitures and transaction costs	(1)	2	1	6
Litigation costs	1	14	2	20
Loss on extinguishment of debt	2	—	2	—
Other (income) expenses, net	—	(1)	—	1
Segment Pre-tax Income (Loss)	$74	$55	$134	$100
Segment depreciation and amortization (including contract inducements)	$54	$55	$109	$113
CA MMIS charge (credit)	—	—	—	(7)
Adjusted EBITDA	$128	$110	$243	$206

Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

Note 5 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $8 million and $6 million for the three months ended June 30, 2021 and 2020, respectively, and $15 million and $8 million for the six months ended June 30, 2021 and 2020, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

A summary of the Company's restructuring program activity during the six months ended June 30, 2021 and 2020 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2020	$3	$3	$—	$6
Provision	2	16	4	22
Changes in estimates	—	(3)	—	(3)
Total Net Current Period Charges(1)	2	13	4	19
Charges against reserve and currency	(2)	(15)	(4)	(21)
Accrued Balance at June 30, 2021	$3	$1	$—	$4

CNDT Q2 2021 Form 10-Q

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2019	$15	$6	$—	$21
Provision	10	10	11	31
Changes in estimates	—	1	—	1
Total Net Current Period Charges(1)	10	11	11	32
Charges against reserve and currency	(13)	(13)	(11)	(37)
Accrued Balance at June 30, 2020	$12	$4	$—	$16
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

In addition, the Company recorded professional support costs associated with the implementation of certain strategic transformation programs of $1 million and $2 million for the three months ended June 30, 2021 and 2020, respectively, and $2 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Commercial Industries	$2	$5	$2	$7
Government Services	—	1	—	1
Transportation	—	3	—	3
Unallocated Costs(1)	5	18	17	21
Total Net Restructuring Charges	$7	$27	$19	$32
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 6 – Debt

Long-term debt was as follows:

(in millions)	June 30, 2021	December 31, 2020
Term loan A due December 2022	$610	$654
Term loan B due December 2023	812	816
Senior notes due 2024	—	34
Finance lease obligations	18	20
Other loans	4	4
Principal debt balance	1,444	1,528
Debt issuance costs and unamortized discounts	(15)	(18)
Less: current maturities	(89)	(90)
Total Long-term Debt	$1,340	$1,420

As of June 30, 2021, the Company had no outstanding borrowings under its $750 million Senior Revolving Credit Facility (Revolver). However, the Company has utilized $7 million of the Revolver to issue letters of credit. The net Revolver available to be drawn upon as of June 30, 2021 was $743 million. On May 1, 2021, the Company redeemed all the previously outstanding $34 million 10.50% Senior Notes due 2024 and incurred $2 million of loss on extinguishment of debt.

At June 30, 2021 and December 31, 2020, the Company was in compliance with all debt covenants related to the borrowings in the table above.

CNDT Q2 2021 Form 10-Q

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
At June 30, 2021 and December 31, 2020, the Company had outstanding forward exchange contracts with gross notional values of $143 million and $180 million, respectively. At June 30, 2021, approximately 71% of these contracts mature within three months, 11% in three to six months, 14% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

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

(in millions)	June 30, 2021	December 31, 2020
Assets:
Foreign exchange contract - forward	$1	$2
Total Assets	$1	$2
Liabilities:
Foreign exchange contracts - forward	$—	$—
Total Liabilities	$—	$—

Summary of Other Financial Assets and Liabilities

The estimated fair values of other financial assets and liabilities were as follows:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,340	$1,316	$1,420	$1,378

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

CNDT Q2 2021 Form 10-Q

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

The Company recognized an expense related to its defined contribution plans of $5 million and $0 million for the three months ended June 30, 2021 and 2020, respectively. The Company recognized an expense related to its defined contribution plans of $10 million and $1 million for the six months ended June 30, 2021 and 2020, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Consolidated Condensed Financial Statements.

Note 10 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
Other comprehensive income (loss)	(7)	(1)	(1)	(9)
Balance at June 30, 2021	$(407)	$2	$(2)	$(407)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)
Other comprehensive income (loss)	(26)	(1)	1	(26)
Balance at June 30, 2020	$(434)	$2	$(1)	$(433)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT Q2 2021 Form 10-Q

Note 11 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of June 30, 2021. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's condensed consolidated financial position or liquidity. As of June 30, 2021, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

Litigation Against the Company

Employees’ Retirement System of the Puerto Rico Electric Power Authority et al v. Conduent Inc. et al.: On March 8, 2019, a putative class action lawsuit alleging violations of certain federal securities laws in connection with our statements and alleged omissions regarding our financial guidance and business and operations was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the District of New Jersey. The complaint seeks certification of a class of all persons who purchased or otherwise acquired our securities from February 21, 2018 through November 6, 2018, and also seeks unspecified monetary damages, costs, and attorneys’ fees. We moved to dismiss the class action complaint in its entirety. In June 2020, the court denied the motion to dismiss and allowed the claims to proceed. We intend to defend the litigation vigorously. The Company maintains insurance that may cover any costs arising out of this litigation up to the insurance limits, and subject to meeting certain deductibles and to other terms and conditions thereof. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q2 2021 Form 10-Q

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC's (CBS) select standalone customer care call center business (Business) to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (Notes). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract; and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, Conduent filed a counterclaim against Skyview seeking the outstanding balance on the notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. Conduent also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Conduent denies all of the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and it intends to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

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

CNDT Q2 2021 Form 10-Q

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

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2021, the Company had $620 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $95 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements (including its Revolver) to allow it to respond to future requests for proposals that require such credit support.

CNDT Q2 2021 Form 10-Q

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

CNDT Q2 2021 Form 10-Q

Note 13 – Earnings (Loss) per Share

The Company did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data in whole dollars and shares in thousands)	2021	2020	2021	2020
Net Income (Loss)	$12	$(51)	$1	$(100)
Dividend - Preferred Stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders	$9	$(54)	$(4)	$(105)

Weighted Average Common Shares Outstanding - Basic	212,450	209,129	212,344	210,261
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	7,715	—	—	—
Weighted Average Common Shares Outstanding - Diluted	220,165	209,129	212,344	210,261

Net Earnings (Loss) per Share:
Basic	$0.05	$(0.25)	$(0.02)	$(0.50)
Diluted	$0.04	$(0.25)	$(0.02)	$(0.50)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	2,762	16,444	13,783	16,444
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	8,155	21,837	19,176	21,837

CNDT Q2 2021 Form 10-Q

Note 14 – Supplementary Financial Information

The components of Other assets and Other liabilities were as follows:

(in millions)	June 30, 2021	December 31, 2020
Other Current Assets
Prepaid expenses	$99	$73
Income taxes receivable	45	48
Value-added tax (VAT) receivable	17	21
Restricted cash	6	8
Current portion of capitalized cloud computing implementation costs, net	8	8
Other	92	148
Total Other Current Assets	$267	$306
Other Current Liabilities
Accrued liabilities	$238	$229
Litigation related accruals	64	73
Current operating lease liabilities	72	81
Restructuring liabilities	4	1
Income tax payable	21	16
Other taxes payable	14	16
Other	33	34
Total Other Current Liabilities	$446	$450
Other Long-term Assets
Internal use software, net	$173	$163
Deferred contract costs, net	73	76
Product software, net	84	72
Cloud computing implementation costs, net	33	33
Other	111	69
Total Other Long-term Assets	$474	$413
Other Long-term Liabilities
Deferred payroll tax related to the CARES Act(1)	$24	$24
Income tax liabilities	15	15
Unearned income	40	29
Restructuring liabilities	—	5
Other	34	35
Total Other Long-term Liabilities	$113	$108
__________
(1)The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The current portion of this liability is included in Accrued compensation and benefits costs.

CNDT Q2 2021 Form 10-Q

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

Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue from related parties	$4	$7	$9	$13
Purchases from related parties	$9	$6	$16	$16

The Company's receivable and payable balances with related party entities were not material as of June 30, 2021 and December 31, 2020.

Note 16 – Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2020	$837	$623	$68	$1,528
Foreign currency translation	(4)	(3)	(2)	(9)
Balance at June 30, 2021	$833	$620	$66	$1,519

Gross goodwill	$2,386	$1,374	$646	$4,406
Accumulated impairment	(1,553)	(754)	(580)	(2,887)
Balance at June 30, 2021	$833	$620	$66	$1,519

In the first and second quarters of 2021, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. After evaluating and weighing all relevant events and circumstances, the Company concluded that it is not more likely than not that the fair values of any of its reporting units were less than their carrying values. Consequently, the Company determined that it was not necessary to perform an interim impairment test for any of its reporting units.

To the extent the COVID-19 pandemic continues to disrupt the economic environment, such as a decline in the performance of the reporting units or loss of a significant contract or multiple significant contracts, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.

CNDT Q2 2021 Form 10-Q

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

Headquartered in Florham Park, New Jersey, we have a team of approximately 59,000 associates as of June 30, 2021, servicing customers from service centers in 23 countries.

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
Executive Summary

We continue to transform our business through an intense focus on growth, quality, and efficiency – utilizing a programmatic and project management approach. Beginning in the first quarter of 2020 and through the second quarter of 2021, we have expanded the focus of our project portfolio to include both efficiency and growth initiatives, aimed to position the company to pivot to revenue growth and margin expansion over time.

We intend to drive portfolio focus, operating discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments to achieve this mission and purpose. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy. During the three and six months ended June 30, 2021, our strategy is showing results, including the following:

•Revenue of $1,026 million and $2,054 million for the three and six months ended June 30, 2021, respectively, was an increase of 1.0% and a decrease of less than 1.0%, respectively, a significantly improved trend compared with the same periods last year.
•Positive net income of $12 million and $1 million for the three and six months ended June 30, 2021, respectively, as compared to net loss of $51 million and $100 million for the same periods in the prior year.
•Strong new business signings results:

CNDT Q2 2021 Form 10-Q

◦New business total contract value (TCV) signings of $775 million for the three months ended June 30, 2021, representing an increase of 24% compared to that of the prior year period.
◦Annual recurring revenue signings of $115 million for the three months ended June 30, 2021, an increase of 10% compared to that of the prior year period.
•The Company has shown year-over-year operational progress, including an improvement to technology platform uptime, improvements in associate satisfaction survey results and increases in performance incentives from customers.
•The Company redeemed the remainder of its previously outstanding $34 million Senior Notes.

COVID-19 Pandemic

Throughout the COVID-19 pandemic, we have continued to provide critical and best-in-class services to our customers and their end-users, while ensuring the health and safety of our greatest assets - our associates. To address the potential impact to our business over the near-term, our Business Continuity team established a proactive plan in the first quarter of 2020 that has continued into the second quarter of 2021, which includes:

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

CNDT Q2 2021 Form 10-Q

Financial Review of Operations

	Three Months Ended June 30,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
Revenue	$1,026	$1,016	$10	1%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	772	795	(23)	(3)%
Selling, general and administrative (excluding depreciation and amortization)	125	111	14	13%
Research and development (excluding depreciation and amortization)	1	—	1	n/m
Depreciation and amortization	86	115	(29)	(25)%
Restructuring and related costs	8	29	(21)	(72)%
Interest expense	13	15	(2)	(13)%
(Gain) loss on divestitures and transaction costs	(1)	2	(3)	(150)%
Litigation costs	1	14	(13)	(93)%
Loss on extinguishment of debt	2	—	2	n/m
Other (income) expenses, net	—	(1)	1	(100)%
Total Operating Costs and Expenses	1,007	1,080	(73)

Income (Loss) Before Income Taxes	19	(64)	83
Income tax expense (benefit)	7	(13)	20
Net Income (Loss)	$12	$(51)	$63

	Six Months Ended June 30,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
Revenue	$2,054	$2,067	$(13)	(1)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	1,559	1,627	(68)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	251	227	24	11%
Research and development (excluding depreciation and amortization)	1	1	—	—%
Depreciation and amortization	181	232	(51)	(22)%
Restructuring and related costs	21	36	(15)	(42)%
Interest expense	26	32	(6)	(19)%
(Gain) loss on divestitures and transaction costs	1	6	(5)	(83)%
Litigation costs	2	20	(18)	(90)%
Loss on extinguishment of debt	2	—	2	n/m
Other (income) expenses, net	—	1	(1)	(100)%
Total Operating Costs and Expenses	2,044	2,182	(138)

Income (Loss) Before Income Taxes	10	(115)	125
Income tax expense (benefit)	9	(15)	24
Net Income (Loss)	$1	$(100)	$101

CNDT Q2 2021 Form 10-Q

Revenue

Revenue for the three months ended June 30, 2021 increased by 1%, compared to the prior year period, primarily due to lesser impacts of the COVID-19 pandemic across our Transportation and Commercial Industries segments, increased volumes in our Government Services Solutions offering within our Government Services segment, primarily increased payments activity because of Federal stimulus, and the ramp of new business. These increases were partially offset by lost business from prior years.

Revenue for the six months ended June 30, 2021 decreased by less than 1%, compared to the prior year period, primarily due to lost business from prior years and the effect of the COVID-19 pandemic across our Commercial Industries and our Transportation segments, which had only a minimal impact on the first quarter of 2020. These unfavorable impacts were partially offset by increased volumes in our Government Services Solutions service offering within our Government Services segment, primarily increased payments activity because of Federal stimulus, and the ramp of new business.

Cost of Services (excluding depreciation and amortization)

Cost of services for the three months ended June 30, 2021 decreased, compared to the prior year period, driven by lost business from prior years as well as increased operational efficiency, which led to reductions in information technology, labor and real estate costs.

Cost of services for the six months ended June 30, 2021 decreased, compared to the prior year period, driven by lost business from prior years and lower volumes as well as increased operational efficiency, which led to reductions in information technology, labor and real estate costs. Also contributing to the decline were lower costs to support volume loss resulting from the effect of the COVID-19 pandemic.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

SG&A for the three and six months ended June 30, 2021 increased, compared to the prior year periods, driven by an increase in certain employee-related costs and growth in the sales organization and higher recruiting expenses.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2021 decreased, compared to the prior year periods, primarily due to a portion of certain customer relationship intangible assets being fully amortized in the first quarter of 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Severance and related costs	$2	$10	$2	$10
Data center consolidation	8	6	15	8
Termination, asset impairment and other costs	(3)	11	2	14
Total net current period charges	7	27	19	32
Consulting and other costs(1)	1	2	2	4
Restructuring and related costs	$8	$29	$21	$36
___________
(1)Represents professional support costs associated with certain strategic transformation programs.

CNDT Q2 2021 Form 10-Q

Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decreases in Interest expense for the three and six months ended June 30, 2021, compared to the prior year periods, was driven primarily by lower interest rates, a lower Term Loan A principal balance and the May 1, 2021 repayment of the previously outstanding $34 million Senior Notes. Additionally, the three and six months ended June 30, 2020 included interest expense attributable to the drawdown on our Senior Revolving Credit Facility (Revolver) in March 2020, which was repaid in December 2020. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional information.

(Gain) Loss on Divestitures and Transaction Costs

These costs consist of professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company.

Litigation Costs

Net litigation costs for the three and six months ended June 30, 2021 primarily consist of reserves for various matters that are subject to litigation; the three and six months ended June 30, 2020 amount also included costs related to certain reimbursement matters with our former parent company, Xerox Corporation.

Refer to Note 11 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

Income Taxes
The effective tax rate for the three months ended June 30, 2021 was 38.2%, compared to 20.3% for the three months ended June 30, 2020. The June 30, 2021 rate was higher than the U.S. statutory rate of 21%, primarily due to geographic mix of income, other non-deductible permanent differences, valuation allowances and tax audit reserves, partially offset by tax credits. The June 30, 2020 rate was slightly lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income.

Excluding the impact of discrete tax adjustments, amortization of intangible assets and restructuring costs, the normalized effective tax rate for the three months ended June 30, 2021 was 25.7%. The normalized effective tax rate for the three months ended June 30, 2020 was 32.5%, predominately due to excluding the impact of amortization and restructuring costs. The normalized effective tax rate for the three months ended June 30, 2021 was lower than the three months ended June 30, 2020 rate predominantly due to earnings mix.

The effective tax rate for the six months ended June 30, 2021 was 94.3% compared with 13.0% for the six months ended June 30, 2020. The June 30, 2021 rate was higher than the U.S. statutory rate of 21% primarily due to geographic mix of income, other non-deductible permanent differences, valuation allowances, and tax audit reserve partially offset by tax credits. The June 30, 2020 rate was lower than the U.S. statutory rate of 21% primarily due to the geographic mix of income, valuation allowances, and tax charges recognized on the vesting of employee equity awards partially offset by tax credits.

Excluding the impact of discrete tax adjustments, amortization of intangible assets and restructuring, the normalized effective tax rate for the six months ended June 30, 2021 was 24.7%. The normalized effective tax rate for the six months ended June 30, 2020 was 32.8%, predominantly due to excluding the impact of valuation allowances, vesting of equity awards, charges for amortization of intangible assets and restructuring. The normalized effective tax rate for the six months ended June 30, 2021 was lower than the six months ended June 30, 2020 rate predominantly due to earnings mix.

The Company believes it is reasonably possible that unrecognized tax benefits of approximately $14 million will reverse within 12 months due to an anticipated audit settlement.

CNDT Q2 2021 Form 10-Q

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

CNDT Q2 2021 Form 10-Q

Results of financial performance by segment were:

	Three Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$503	$338	$185	$—	$—	$1,026
Segment profit (loss)	$29	$110	$17	$—	$(82)	$74
Segment depreciation and amortization	$25	$8	$8	$—	$13	$54
Adjusted EBITDA	$54	$118	$25	$—	$(69)	$128

% of Total Revenue	49.0%	33.0%	18.0%	—%	—%	100.0%
Adjusted EBITDA Margin	10.7%	34.9%	13.5%	—%	—%	12.5%

2020
Revenue	$520	$331	$165	$—	$—	$1,016
Segment profit (loss)	$25	$90	$20	$(1)	$(79)	$55
Segment depreciation and amortization	$27	$6	$9	$—	$13	$55
Adjusted EBITDA	$52	$96	$29	$(1)	$(66)	$110

% of Total Revenue	51.2%	32.6%	16.2%	—%	—%	100.0%
Adjusted EBITDA Margin	10.0%	29.0%	17.6%	—%	—%	10.8%

	Six Months Ended June 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$1,029	$656	$369	$—	$—	$2,054
Segment profit (loss)	$64	$197	$38	$—	$(165)	$134
Segment depreciation and amortization	$52	$13	$17	$—	$27	$109
Adjusted EBITDA	$116	$210	$55	$—	$(138)	$243

% of Total Revenue	50.1%	31.9%	18.0%	—%	—%	100.0%
Adjusted EBITDA Margin	11.3%	32.0%	14.9%	—%	—%	11.8%

2020
Revenue	$1,092	$621	$354	$—	$—	$2,067
Segment profit (loss)	$67	$160	$30	$3	$(160)	$100
Segment depreciation and amortization	$55	$13	$18	$—	$27	$113
Adjusted EBITDA	$122	$173	$48	$(4)	$(133)	$206

% of Total Revenue	52.8%	30.1%	17.1%	—%	—%	100.0%
Adjusted EBITDA Margin	11.2%	27.9%	13.6%	—%	—%	10.0%

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three months ended June 30, 2021 decreased, compared to the prior year period, due to lost business from prior years, partially offset by higher volumes as the impacts from COVID-19 were lesser in the second quarter of 2021 as many regions began to loosen restrictions.

CNDT Q2 2021 Form 10-Q

Commercial Industries revenue for the six months ended June 30, 2021 decreased, compared to the prior year period, due to COVID-19 related volume declines in our Business Operations Solutions service offering and reduced revenue from our HSA offering "Benefit Wallet" (within our HRLS business) as a result of Federal Reserve initiated interest rate reductions, as well as lost business from prior years.

Segment Profit and Adjusted EBITDA

Increases in the Commercial Industries segment profit and adjusted EBITDA margin for the three months ended June 30, 2021, compared to the prior year period, were mainly driven by the result of progress in our efficiency initiatives and one-time contract exit costs in the second quarter of 2020.

Commercial Industries segment profit decreased and adjusted EBITDA margin increased for the six months ended June 30, 2021, compared to the prior year period, mainly driven by overall revenue declines, partially offset by the result of progress in our efficiency initiatives and one-time contract exit costs in the second quarter of 2020.

Government Services Segment

Revenue

Government Services revenue for the three months ended June 30, 2021 increased, compared to the prior year period, primarily driven by COVID-19 related volume increases. These increases were partially offset by lost business from prior years. The increased volumes from the COVID-19 pandemic were largely driven by the increases in the Supplemental Nutrition Assistance Program (SNAP) volumes and Pandemic SNAP volumes.

Government Services revenue for the six months ended June 30, 2021 increased, compared to the prior year period, primarily driven by COVID-19 related volume increases. These increases were partially offset by lost business from prior years. The increased volumes from the COVID-19 pandemic was largely driven by the increases in the Supplemental Nutrition Assistance Program (SNAP) volumes and Pandemic SNAP volumes, an increase in the number of citizens to which we distribute unemployment insurance benefits, and additional unemployment insurance benefit distributions as a result of Federal stimulus. Within the unemployment benefit business, we generate revenue based on the amount of spending by card holders.

Segment Profit and Adjusted EBITDA

Increases in the Government Services segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2021, compared to the prior year period, were mainly driven by increased COVID-19 related volume increases at strong margins and expense reductions resulting from progress in our efficiency initiatives.

Transportation Segment

Revenue

Transportation revenue for the three and six months ended June 30, 2021 increased, compared to the prior year period, primarily driven by the impact of loosening of numerous COVID-19 related restrictions, particularly in the United States, and the ramp of new business, partially offset by lost business from prior years.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin decreased for the three months ended June 30, 2021, compared to the prior year period, mainly driven by unfavorable revenue mix in the quarter and short term cost savings in the prior year. Transportation segment profit and adjusted EBITDA margin increased for the six months ended June 30, 2021, compared to the prior year period, mainly driven by progress in our efficiency initiatives and beneficial revenue mix.

CNDT Q2 2021 Form 10-Q

Other

Segment Profit (Loss) and Adjusted EBITDA

The segment profit in the 2020 period was primarily due to an adjustment to the then remaining California Medicaid Management Information System settlement liability of $7 million as a result of the contract expiring in March 2020. This benefit was excluded from adjusted EBITDA for segment reporting purposes due to its non-recurring nature.

Unallocated Costs

Unallocated Costs for the three and six months ended June 30, 2021 increased, compared to the prior year period. This was primarily driven by increases in certain employee costs, partially offset by progress in our efficiency initiatives.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV is the estimated total contractual revenue related to signed contracts. TCV signings is defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.

For the three months ended June 30, 2021, the Company signed $775 million of new business, representing a 24% increase compared to the prior year period. This increase was driven by the signing of large contracts in the Transportation and Governments segments. Renewal TCV for the three months ended June 30, 2021 was $825 million, a decrease of 10% compared to the prior year period, primarily as a result of fewer renewal opportunities in the quarter. The Company continues to scale the centralized Sales and Account Management functions to deliver on our growth objectives.

For the six months ended June 30, 2021, the Company signed $1,131 million of new business, representing a 19% increase compared to the prior year period. Renewal TCV for the six months ended June 30, 2021 was $1,098 million, a decrease of 23% compared to the prior year period, primarily as a result of fewer renewal opportunities in the quarter.

	Three Months Ended June 30,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
New business TCV	$775	$623	$152	24%
Renewals TCV	825	912	(87)	(10)%
Total Signings	$1,600	$1,535	$65	4%

Annual recurring revenue signings(1)	$115	$105	$10	10%
Non-recurring revenue signings(2)	$152	$76	$76	100%

	Six Months Ended June 30,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
New business TCV	$1,131	$947	$184	19%
Renewals TCV	1,098	1,427	(329)	(23)%
Total Signings	$2,229	$2,374	$(145)	(6)%

Annual recurring revenue signings(1)	$210	$162	$48	30%
Non-recurring revenue signings(2)	$279	$120	$159	133%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

CNDT Q2 2021 Form 10-Q

The total new business pipeline at the end of June 30, 2021 and 2020 was $21.0 billion and $22.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.

Capital Resources and Liquidity

As of June 30, 2021 and December 31, 2020, total cash and cash equivalents were $397 million and $450 million, respectively. The Company also has a $750 million Revolver for its various cash needs, of which $7 million was used for letters of credit. The net amount available to be drawn upon under our Revolver as of June 30, 2021, was $743 million.

As of June 30, 2021, our total debt outstanding was $1.4 billion of which $89 million was due within one year. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional debt information.

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

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2021	2020	Better (Worse)
Net cash provided by (used in) operating activities	$103	$(118)	$221
Net cash provided by (used in) investing activities	$(69)	$(58)	(11)
Net cash provided by (used in) financing activities	$(87)	$114	(201)

Operating activities

The net improvement in cash used in operating activities of $221 million, compared to the prior year period, was primarily related to the absence of the 2020 Texas Litigation payment of $118 million, improved collections of Accounts receivable and other working capital timing of $126 million, partly offset by higher cash used on product software and deferred contract costs for new business activities of $9 million and higher income tax net payments of $14 million.

Investing activities

The increase in cash used in investing activities of $11 million was primarily due to increased spending related to modernizing our infrastructure and productivity tools.

Financing activities

The increase in cash used in financing activities was primarily related to the absence of the March 2020 $150 million draw down from our $750 million revolving credit facility, which was subsequently repaid in December 2020. Additionally, we repaid the previously outstanding $34 million of Senior Notes on May 1, 2021 and made higher scheduled payments on Term loans of $18 million in 2021.

CNDT Q2 2021 Form 10-Q

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

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNDT Q2 2021 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Sales of Unregistered Securities during the Quarter ended June 30, 2021

During the quarter ended June 30, 2021, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)Issuer Purchases of Equity Securities during the Quarter ended June 30, 2021

None.

CNDT Q2 2021 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.
3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

10.6(a)(ix)	Registrant’s 2021 Performance Incentive Plan.
Incorporated by reference to Annex A to Registrant's Proxy Filing on Schedule 14 dated April 9, 2021.
10.6(a)(x)	Form of Restricted Stock Unit Award Agreement 2021 under the 2021 PIP.
10.6(a)(xi)	Form of Performance Stock Unit Award Agreement 2021 (Revenue Metric) under the 2021 PIP.
10.6(a)(xii)	Form of Performance Stock Unit Award Agreement 2021 (Share Hurdle Metric) under the 2021 PIP.
10.6(a)(xiii)	Form of Agreement For Non-Employee Directors under 2021 PIP.

10.6(h)	Letter Agreement dated May 5, 2021, between Registrant and Stephen Wood
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 4, 2021.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT Q2 2021 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2021

CNDT Q2 2021 Form 10-Q