Form 10-Q
period 2021-09-30
CONDUENT Inc
filed 2021-11-04
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at October 31, 2021
Common Stock,	$0.01 par value	212,793,998

CNDT Q3 2021 Form 10-Q

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

CNDT Q3 2021 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

September 30, 2021

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q3 2021 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue	$1,038	$1,041	$3,092	$3,108

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	776	779	2,335	2,406
Selling, general and administrative (excluding depreciation and amortization)	131	122	382	349
Research and development (excluding depreciation and amortization)	2	—	3	1
Depreciation and amortization	84	112	265	344
Restructuring and related costs	10	20	31	56
Interest expense	12	14	38	46
(Gain) loss on divestitures and transaction costs	—	8	1	14
Litigation costs	—	—	2	20
Loss on extinguishment of debt	—	—	2	—
Other (income) expenses, net	4	(1)	4	—
Total Operating Costs and Expenses	1,019	1,054	3,063	3,236

Income (Loss) Before Income Taxes	19	(13)	29	(128)

Income tax expense (benefit)	8	(6)	17	(21)
Net Income (Loss)	$11	$(7)	$12	$(107)

Net Earnings (Loss) per Share:
Basic	$0.04	$(0.04)	$0.02	$(0.54)
Diluted	$0.04	$(0.04)	$0.02	$(0.54)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net Income (Loss)	$11	$(7)	$12	$(107)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(16)	11	(23)	(15)
Unrecognized gains (losses), net	—	1	(1)	—
Changes in benefit plans, net	—	—	(1)	1
Other Comprehensive Income (Loss), Net	(16)	12	(25)	(14)

Comprehensive Income (Loss), Net	$(5)	$5	$(13)	$(121)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$394	$450
Accounts receivable, net	701	670
Contract assets	159	151
Other current assets	257	306
Total current assets	1,511	1,577
Land, buildings and equipment, net	273	305
Operating lease right-of-use assets	243	246
Intangible assets, net	84	187
Goodwill	1,506	1,528
Other long-term assets	475	413
Total Assets	$4,092	$4,256
Liabilities and Equity
Current portion of long-term debt	$21	$90
Accounts payable	169	182
Accrued compensation and benefits costs	252	237
Unearned income	111	133
Other current liabilities	434	450
Total current liabilities	987	1,092
Long-term debt	1,384	1,420
Deferred taxes	87	97
Operating lease liabilities	195	207
Other long-term liabilities	114	108
Total Liabilities	2,767	2,924

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,912	3,899
Retained earnings (deficit)	(2,308)	(2,313)
Accumulated other comprehensive loss	(423)	(398)
Total Equity	1,183	1,190
Total Liabilities and Equity	$4,092	$4,256

Shares of common stock issued and outstanding	212,672	212,074
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$12	$(107)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	265	344
Contract inducement amortization	1	2
Deferred income taxes	(7)	(38)
(Gain) loss from investments	5	(3)
Amortization of debt financing costs	5	5
Loss on extinguishment of debt	2	—
Loss on divestitures and sales of fixed assets, net	1	5
Stock-based compensation	14	14
Allowance for doubtful accounts	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	(34)	(36)
Other current and long-term assets	(59)	(51)
Accounts payable and accrued compensation and benefits costs	5	(5)
Restructuring liabilities	—	3
Other current and long-term liabilities	(57)	(152)
Net change in income tax assets and liabilities	6	7
Net cash provided by (used in) operating activities	158	(11)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(52)	(48)
Cost of additions to internal use software	(49)	(47)
Proceeds from divestitures	4	3
Net cash provided by (used in) investing activities	(97)	(92)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility and other loans	—	152
Payments on debt	(102)	(41)
Payment of contingent consideration related to acquisition	—	(4)
Premium on debt redemption	(2)	—
Taxes paid for settlement of stock-based compensation	(1)	(3)
Dividends paid on preferred stock	(7)	(5)
Net cash provided by (used in) financing activities	(112)	99
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	(58)	(9)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	458	505
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$400	$496
 ___________
(1)Includes $6 million and $8 million of restricted cash as of September 30, 2021 and 2020, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2021 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at June 30, 2021	$2	$3,907	$(2,317)	$(407)	$1,185
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Stock incentive plans, net	—	5	—	—	5
Comprehensive Income (Loss):
Net Income (Loss)	—	—	11	—	11
Other comprehensive income (loss), net	—	—	—	(16)	(16)
Total Comprehensive Income (Loss), Net	—	—	11	(16)	(5)
Balance at September 30, 2021	$2	$3,912	$(2,308)	$(423)	$1,183

	Three Months Ended September 30, 2020
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at June 30, 2020	$2	$3,896	$(2,290)	$(433)	$1,175
Dividends - preferred stock, $20/share(2)	—	—	(2)	—	(2)
Stock incentive plans, net	—	5	—	—	5
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(7)	—	(7)
Other comprehensive income (loss), net	—	—	—	12	12
Total Comprehensive Income (Loss), Net	—	—	(7)	12	5
Balance at September 30, 2020	$2	$3,901	$(2,299)	$(421)	$1,183

	Nine Months Ended September 30, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2020	$2	$3,899	$(2,313)	$(398)	$1,190
Dividends - preferred stock, $60/share	—	—	(7)	—	(7)
Stock incentive plans, net	—	13	—	—	13
Comprehensive Income (Loss):
Net Income (Loss)	—	—	12	—	12
Other comprehensive income (loss), net	—	—	—	(25)	(25)
Total Comprehensive Income (Loss), Net	—	—	12	(25)	(13)
Balance at September 30, 2021	$2	$3,912	$(2,308)	$(423)	$1,183

	Nine Months Ended September 30, 2020
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2019	2	3,890	(2,185)	(407)	1,300
Dividends - preferred stock, $60/share (2)	—	—	(7)	—	(7)
Stock incentive plans, net	—	11	—	—	11
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(107)	—	(107)
Other comprehensive income (loss), net	—	—	—	(14)	(14)
Total Comprehensive Income (Loss), Net	—	—	(107)	(14)	(121)
Balance at September 30, 2020	$2	$3,901	$(2,299)	$(421)	$1,183

 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 10 – Accumulated Other Comprehensive Loss for the components of AOCL.
(2)The preferred dividend for the third quarter of 2020 was accrued but unpaid as of September 30, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2021 Form 10-Q

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

As of September 30, 2021, the impact of the COVID-19 pandemic, the mitigating impact of the rollout of a vaccine for it and fluctuating cases of new variants of the virus continue to unfold. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT Q3 2021 Form 10-Q

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

CNDT Q3 2021 Form 10-Q

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Commercial Industries:
Customer experience management	$152	$149	$459	$474
Business operations solutions	139	140	418	426
Commercial healthcare solutions	109	106	329	322
Human resource and learning services	109	123	332	388
Total Commercial Industries	509	518	1,538	1,610
Government Services:
Government healthcare solutions	143	153	432	459
Government services solutions	206	195	573	510
Total Government Services	349	348	1,005	969
Transportation:
Roadway charging & management services	79	83	237	232
Transit solutions	60	53	194	181
Curbside management solutions	22	18	60	54
Public safety solutions	17	19	52	56
Commercial vehicles	2	2	6	6
Total Transportation	180	175	549	529
Total Consolidated Revenue	$1,038	$1,041	$3,092	$3,108

Timing of Revenue Recognition:
Point in time	$26	$23	$83	$85
Over time	1,012	1,018	3,009	3,023
Total Revenue	$1,038	$1,041	$3,092	$3,108

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

CNDT Q3 2021 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	September 30, 2021	December 31, 2020
Contract Assets (Unearned Income)
Current contract assets	$159	$151
Long-term contract assets(1)	8	13
Current unearned income	(111)	(133)
Long-term unearned income(2)	(39)	(29)
Net Contract Assets (Unearned Income)	$17	$2
Accounts receivable, net	$701	$670
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenues of $11 million and $99 million were recognized during the three and nine months ended September 30, 2021, respectively, related to the Company's unearned income at December 31, 2020. Revenues of $20 million and $84 million were recognized during the three and nine months ended September 30, 2020, respectively, related to the Company's unearned income at December 31, 2019. The Company had no material asset impairment charges related to contract assets for the three and nine months ended September 30, 2021 or 2020.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2021 was approximately $1.3 billion. The Company expects to recognize approximately 76% of this revenue over the next two years and the remainder thereafter.

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

The Company's financial performance is based on Segment Profit/(Loss) for its three reportable segments (Commercial Industries, Government Services and Transportation), Other and Unallocated Costs. The Company's CODM does not evaluate operating segments using discrete asset information.

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

CNDT Q3 2021 Form 10-Q

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

Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$509	$349	$180	$—	$—	$1,038
Segment profit (loss)	$29	$125	$16	$—	$(94)	$76

2020
Revenue	$518	$348	$175	$—	$—	$1,041
Segment profit (loss)	$32	$122	$26	$6	$(98)	$88

	Nine Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$1,538	$1,005	$549	$—	$—	$3,092
Segment profit (loss)	$93	$322	$54	$—	$(259)	$210

2020
Revenue	$1,610	$969	$529	$—	$—	$3,108
Segment profit (loss)	$99	$282	$56	$9	$(258)	$188

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2021	2020	2021	2020
Income (Loss) Before Income Taxes	$19	$(13)	$29	$(128)
Reconciling items:
Amortization of acquired intangible assets	31	60	103	180
Restructuring and related costs	10	20	31	56
Interest expense	12	14	38	46
(Gain) loss on divestitures and transaction costs	—	8	1	14
Litigation costs	—	—	2	20
Loss on extinguishment of debt	—	—	2	—
Other (income) expenses, net	4	(1)	4	—
Segment Pre-tax Income (Loss)	$76	$88	$210	$188

Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

CNDT Q3 2021 Form 10-Q

Note 5 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $4 million and $8 million for the three months ended September 30, 2021 and 2020, respectively, and $19 million and $16 million for the nine months ended September 30, 2021 and 2020, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

Costs associated with restructuring, including employee severance and lease termination costs, are generally recognized when it has been determined that a liability has been incurred, which is generally upon communication to the affected employees or exit from the leased facility. In those geographies where the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, it recognizes employee severance costs when they are both probable and reasonably estimable. Asset impairment costs related to the reduction of our real estate footprint include impairment of operating lease right-of-use (ROU) assets and associated leasehold improvements.

A summary of the Company's restructuring program activity during the nine months ended September 30, 2021 and 2020 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2020	$3	$3	$—	$6
Provision	2	23	7	32
Changes in estimates	—	(4)	—	(4)
Total Net Current Period Charges(1)	2	19	7	28
Charges against reserve and currency	(4)	(21)	(7)	(32)
Accrued Balance at September 30, 2021	$1	$1	$—	$2

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2019	$15	$6	$—	$21
Provision	13	19	15	47
Changes in estimates	1	2	—	3
Total Net Current Period Charges(1)	14	21	15	50
Charges against reserve and currency	(22)	(24)	(15)	(61)
Accrued Balance at September 30, 2020	$7	$3	$—	$10
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

In addition, the Company recorded professional support costs associated with the implementation of certain strategic transformation programs of $1 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $3 million and $6 million for the nine months ended September 30, 2021 and 2020, respectively.

CNDT Q3 2021 Form 10-Q

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Commercial Industries	$1	$4	$3	$11
Government Services	—	—	—	1
Transportation	—	(1)	—	2
Unallocated Costs(1)	8	15	25	36
Total Net Restructuring Charges	$9	$18	$28	$50
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 6 – Debt

Long-term debt was as follows:

(in millions)	September 30, 2021	December 31, 2020
Term loan A due December 2022	$585	$654
Term loan B due December 2023	810	816
Senior notes due 2024	—	34
Finance lease obligations	18	20
Other loans	5	4
Principal debt balance	1,418	1,528
Debt issuance costs and unamortized discounts	(13)	(18)
Less: current maturities	(21)	(90)
Total Long-term Debt	$1,384	$1,420

As of September 30, 2021, the Company had no outstanding borrowings under its $750 million Senior Revolving Credit Facility in effect as of September 30, 2021 (Prior Revolver). However, the Company has utilized $10 million of the Prior Revolver to issue letters of credit. The net Prior Revolver available to be drawn upon as of September 30, 2021 was $740 million.

On May 1, 2021, the Company redeemed all the previously outstanding $34 million 10.50% Senior Notes due 2024 and incurred $2 million of loss on extinguishment of debt.

On October 15, 2021, the Company closed on a debt refinancing and extended its maturity profile. As described in Note 17 - Subsequent Event, the Term Loan A due 2022 and the Term Loan B due 2023 (collectively, the 2016 Credit Facilities) were repaid and the Prior Revolver was terminated. Under the applicable accounting rules, since the 2016 Credit Facilities were refinanced on a long-term basis before the issuance of these Condensed Consolidated Financial Statements, the Company has classified a portion of the current maturities related to the 2016 Credit Facilities to long-term debt as of September 30, 2021.

At December 31, 2020, the Company was in compliance with all debt covenants related to the borrowings in the table above. As a result of the October 2021 refinancing, the Company’s financial covenants have been waived until March 31, 2022.

CNDT Q3 2021 Form 10-Q

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
At September 30, 2021 and December 31, 2020, the Company had outstanding forward exchange contracts with gross notional values of $147 million and $180 million, respectively. At September 30, 2021, approximately 72% of these contracts mature within three months, 11% in three to six months, 13% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.

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

(in millions)	September 30, 2021	December 31, 2020
Assets:
Foreign exchange contract - forward	$1	$2
Total Assets	$1	$2
Liabilities:
Foreign exchange contracts - forward	$2	$—
Total Liabilities	$2	$—

Summary of Other Financial Assets and Liabilities

The estimated fair values of other financial assets and liabilities were as follows:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,384	$1,372	$1,420	$1,378

The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

CNDT Q3 2021 Form 10-Q

The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).

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

The Company recognized an expense related to its defined contribution plans of $6 million and $1 million for the three months ended September 30, 2021 and 2020, respectively. The Company recognized an expense related to its defined contribution plans of $16 million and $2 million for the nine months ended September 30, 2021 and 2020, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Consolidated Condensed Financial Statements.

Note 10 – Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
Other comprehensive income (loss)	(23)	(1)	(1)	(25)
Balance at September 30, 2021	$(423)	$2	$(2)	$(423)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)
Other comprehensive income (loss)	(15)	—	1	(14)
Balance at September 30, 2020	$(423)	$3	$(1)	$(421)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT Q3 2021 Form 10-Q

Note 11 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of September 30, 2021. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be in excess of any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of September 30, 2021, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

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

CNDT Q3 2021 Form 10-Q

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC's (CBS) select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (Notes). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract; and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, Conduent filed a counterclaim against Skyview LLC (Skyview) seeking the outstanding balance on the Notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. Conduent also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Conduent denies all of the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and it intends to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

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

CNDT Q3 2021 Form 10-Q

Conduent Business Services, LLC v. Cognizant Business Services Corporation: On April 12, 2017, CBS filed a lawsuit against Cognizant Business Services Corporation (Cognizant) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between CBS and Cognizant, as amended and supplemented (Contract). The Contract contains certain minimum purchase obligations by CBS through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to CBS under CBS’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, CBS seeks damages in excess of $150 million. During the first quarter of 2018, CBS provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. CBS also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. In its answer, Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the Contract and an alleged $25 million termination fee. Cognizant's second amended counterclaim increased Cognizant's damages to $89 million. CBS will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

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

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2021, the Company had $553 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $94 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.

CNDT Q3 2021 Form 10-Q

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

Note 13 – Earnings (Loss) per Share

The Company did not declare any common stock dividends in the periods presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data in whole dollars and shares in thousands)	2021	2020	2021	2020
Net Income (Loss)	$11	$(7)	$12	$(107)
Dividend - Preferred Stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders	$9	$(9)	$5	$(114)

Weighted Average Common Shares Outstanding - Basic	212,633	209,244	212,438	209,958
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	7,184	—	7,239	—
Weighted Average Common Shares Outstanding - Diluted	219,817	209,244	219,677	209,958

Net Earnings (Loss) per Share:
Basic	$0.04	$(0.04)	$0.02	$(0.54)
Diluted	$0.04	$(0.04)	$0.02	$(0.54)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	3,606	16,196	2,229	16,196
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	8,999	21,589	7,622	21,589

CNDT Q3 2021 Form 10-Q

Note 14 – Supplementary Financial Information

The components of Other assets and Other liabilities were as follows:

(in millions)	September 30, 2021	December 31, 2020
Other Current Assets
Prepaid expenses	$96	$73
Income taxes receivable	42	48
Value-added tax (VAT) receivable	16	21
Restricted cash	6	8
Current portion of capitalized cloud computing implementation costs, net	10	8
Other	87	148
Total Other Current Assets	$257	$306
Other Current Liabilities
Accrued liabilities	$232	$229
Litigation related accruals	64	73
Current operating lease liabilities	71	81
Restructuring liabilities	2	1
Income tax payable	18	16
Other taxes payable	14	16
Other	33	34
Total Other Current Liabilities	$434	$450
Other Long-term Assets
Internal use software, net	$177	$163
Deferred contract costs, net	73	76
Product software, net	90	72
Cloud computing implementation costs, net	31	33
Other	104	69
Total Other Long-term Assets	$475	$413
Other Long-term Liabilities
Deferred payroll tax related to the CARES Act(1)	$24	$24
Income tax liabilities	16	15
Unearned income	39	29
Restructuring liabilities	—	5
Other	35	35
Total Other Long-term Liabilities	$114	$108
__________
(1)The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The current portion of this liability is included in Accrued compensation and benefits costs.

CNDT Q3 2021 Form 10-Q

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

Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue from related parties	$3	$6	$12	$19
Purchases from related parties	$6	$8	$22	$22

The Company's receivable and payable balances with related party entities were not material as of September 30, 2021 and December 31, 2020.

Note 16 – Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2020	$837	$623	$68	$1,528
Foreign currency translation	(11)	(4)	(7)	(22)
Balance at September 30, 2021	$826	$619	$61	$1,506

Gross goodwill	$2,379	$1,373	$641	$4,393
Accumulated impairment	(1,553)	(754)	(580)	(2,887)
Balance at September 30, 2021	$826	$619	$61	$1,506

In the first, second and third quarters of 2021, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. After evaluating and weighing all relevant events and circumstances, the Company concluded that it is not more likely than not that the fair values of any of its reporting units were less than their carrying values. Consequently, the Company determined that it was not necessary to perform an interim impairment test for any of its reporting units.

To the extent the COVID-19 pandemic continues to disrupt the economic environment, such as a decline in the performance of the reporting units or loss of a significant contract or multiple significant contracts, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.

CNDT Q3 2021 Form 10-Q

Note 17 – Subsequent Event

On October 15, 2021, the Company closed on a debt refinancing and extended its maturity profile. The debt refinancing transactions were as follows:

(in millions)	Amount	Interest Rate
Term Loan A due 2026	$265	LIBOR + 1.75 to 2.75%
Term Loan B due 2028	515	LIBOR * + 4.25%
Secured Notes due 2029	520	6.00%
Total new debt excluding revolving credit facility	$1,300
Revolving Credit Facility maturing 2026	$550	LIBOR + 1.75 to 2.75%
___
* subject to a floor of 50 basis points

Upon closing the debt refinancing, $100 million was borrowed under the new Revolving Credit Facility (Revolver). The net proceeds of the Term Loan A due 2026, Term Loan B due 2028, Secured Notes due 2029 and $100 million of borrowing under the Revolver were used to repay borrowings under the 2016 Credit Facilities that were outstanding on October 15, 2021. The amounts repaid were $587 million for Term Loan A due 2022 and $810 million for Term Loan B due 2023. As a part of the transactions, the Prior Revolver was terminated.

CNDT Q3 2021 Form 10-Q

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

Headquartered in Florham Park, New Jersey, we have a team of approximately 61,000 associates as of September 30, 2021, servicing customers from service centers in 24 countries.

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
Executive Summary

We continue to transform our business through an intense focus on growth, quality, and efficiency – utilizing a programmatic and project management approach. Beginning in the first quarter of 2020 and through the third quarter of 2021, we have expanded the focus of our project portfolio to include both efficiency and growth initiatives, aimed to position the company to pivot to revenue growth and margin expansion over time.

We intend to drive portfolio focus, operating discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments to achieve this mission and purpose. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy. During the three and nine months ended September 30, 2021, our strategy is showing results, including the following:

•Revenue of $1,038 million and $3,092 million for the three and nine months ended September 30, 2021, respectively, was substantially unchanged.
•Positive net income of $11 million and $12 million for the three and nine months ended September 30, 2021, respectively, as compared to net loss of $7 million and $107 million for the same periods in the prior year.
•Net Annual Recurring Revenue (ARR) activity metric (as defined in "Metrics") of $132 million, a 25% improvement over the second quarter of 2021. This metric continues to be positive for the fourth consecutive quarter.

CNDT Q3 2021 Form 10-Q

•New business signings results:
◦New business total contract value (TCV) signings of $344 million and $1,475 million for the three and nine months ended September 30, 2021, respectively, representing a decrease of 26% and an increase of 4%, respectively, compared to the same periods of the prior year.
◦Annual recurring revenue signings of $87 million and $297 million for the three and nine months ended September 30, 2021, respectively, representing a decrease of 9% and an increase of 15%, respectively, compared to the same periods of the prior year.
•The Company has shown year-over-year operational progress, including an improvement to technology platform uptime, improvements in associate satisfaction survey results and increases in performance incentives from customers.
•Subsequent to September 30, 2021, the Company closed on a debt refinancing and extended its maturity profile.

COVID-19 Pandemic

Throughout the COVID-19 pandemic, we have continued to provide critical and best-in-class services to our customers and their end-users, while ensuring the health and safety of our greatest assets - our associates. To address the potential impact to our business over the near-term, our Business Continuity team established a proactive plan in the first quarter of 2020 that has continued into the third quarter of 2021, which includes:

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

•Increased sanitation and social distancing for required on-site associates.

As the world increasingly becomes vaccinated, we will evolve our approach to various initiatives or take additional actions to meet the needs of our employees, customers and their end-users and the Company to continue to provide our mission-critical services and solutions.

CNDT Q3 2021 Form 10-Q

Financial Review of Operations

	Three Months Ended September 30,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
Revenue	$1,038	$1,041	$(3)	—%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	776	779	(3)	—%
Selling, general and administrative (excluding depreciation and amortization)	131	122	9	7%
Research and development (excluding depreciation and amortization)	2	—	2	n/m
Depreciation and amortization	84	112	(28)	(25)%
Restructuring and related costs	10	20	(10)	(50)%
Interest expense	12	14	(2)	(14)%
(Gain) loss on divestitures and transaction costs	—	8	(8)	(100)%
Litigation costs	—	—	—	n/m
Loss on extinguishment of debt	—	—	—	n/m
Other (income) expenses, net	4	(1)	5	n/m
Total Operating Costs and Expenses	1,019	1,054	(35)

Income (Loss) Before Income Taxes	19	(13)	32
Income tax expense (benefit)	8	(6)	14
Net Income (Loss)	$11	$(7)	$18

	Nine Months Ended September 30,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
Revenue	$3,092	$3,108	$(16)	(1)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,335	2,406	(71)	(3)%
Selling, general and administrative (excluding depreciation and amortization)	382	349	33	9%
Research and development (excluding depreciation and amortization)	3	1	2	200%
Depreciation and amortization	265	344	(79)	(23)%
Restructuring and related costs	31	56	(25)	(45)%
Interest expense	38	46	(8)	(17)%
(Gain) loss on divestitures and transaction costs	1	14	(13)	(93)%
Litigation costs	2	20	(18)	(90)%
Loss on extinguishment of debt	2	—	2	n/m
Other (income) expenses, net	4	—	4	n/m
Total Operating Costs and Expenses	3,063	3,236	(173)

Income (Loss) Before Income Taxes	29	(128)	157
Income tax expense (benefit)	17	(21)	38
Net Income (Loss)	$12	$(107)	$119

CNDT Q3 2021 Form 10-Q

Revenue

Revenue for the three months ended September 30, 2021 was substantially unchanged, compared to the prior year period, primarily due to lesser impacts of the COVID-19 pandemic across our Transportation and Commercial Industries segments, increased volumes in our Government Services segment, primarily increased payments activity because of Federal stimulus, and the ramp of new business. These increases were offset by lost business from prior years.

Revenue for the nine months ended September 30, 2021 decreased by less than 1%, compared to the prior year period, primarily due to lost business from prior years and the effect of the COVID-19 pandemic across our Commercial Industries and our Transportation segments, which had only a minimal impact on the first quarter of 2020. These unfavorable impacts were largely offset by increased volumes in our Government Services segment, primarily increased payments activity because of Federal stimulus, and the ramp of new business.

Cost of Services (excluding depreciation and amortization)

Cost of services for the three months ended September 30, 2021 was substantially unchanged compared to the prior year period, which tracked to the small change in Revenue.

Cost of services for the nine months ended September 30, 2021 decreased slightly, compared to the prior year period, driven by lost business from prior years as well as increased operational efficiency, which led to reductions in information technology, labor and real estate costs. Also contributing to the decline were lower costs to support volume loss resulting from the effect of the COVID-19 pandemic.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)

SG&A for the three and nine months ended September 30, 2021 increased, compared to the prior year periods, driven by an increase in certain employee-related compensation costs and growth in the sales organization and higher recruiting expenses, partially offset by lower medical benefit costs in the third quarter of 2021.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2021 decreased, compared to the prior year periods, primarily due to a portion of certain customer relationship intangible assets being fully amortized in the first quarter of 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Severance and related costs	$—	$4	$2	$14
Data center consolidation	4	8	19	16
Termination, asset impairment and other costs	5	6	7	20
Total net current period charges	9	18	28	50
Consulting and other costs(1)	1	2	3	6
Restructuring and related costs	$10	$20	$31	$56
___________
(1)Represents professional support costs associated with certain strategic transformation programs.

Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

CNDT Q3 2021 Form 10-Q

Interest Expense

Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decreases in Interest expense for the three and nine months ended September 30, 2021, compared to the prior year periods, was driven primarily by lower interest rates, a lower Term Loan A due 2023 principal balance and the May 1, 2021 repayment of the previously outstanding $34 million Senior Notes due 2024. Additionally, the three and nine months ended September 30, 2020 included interest expense attributable to the $150 million drawdown on our Senior Revolving Credit Facility (Prior Revolver) in March 2020, which was repaid in December 2020. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional information. Additionally, refer to Note 17 - Subsequent Event for additional information about the refinancing of our debt on October 15, 2021.

(Gain) Loss on Divestitures and Transaction Costs

These costs consist of professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company.

Litigation Costs

Net litigation costs for the nine months ended September 30, 2021 primarily consist of reserves for various matters that are subject to litigation; the nine months ended September 30, 2020 amount also included costs related to certain reimbursement matters with our former parent company, Xerox Corporation.

Refer to Note 11 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

Income Taxes
The effective tax rate for the three months ended September 30, 2021 was 38.3%, compared to 46.2% for the three months ended September 30, 2020. The September 30, 2021 rate was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, permanent book-tax differences and valuation allowances, partially offset by a benefit attributable to the 2020 return to provision adjustment. The effective tax rate for the three months ended September 30, 2020 was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, the election of the high tax exception for Global Intangible Low Tax Income (GILTI), an increase in US federal tax credits and a benefit attributable to the 2019 return to provision adjustment, partially offset by audit adjustments.

Excluding the impact of discrete tax adjustments, amortization of intangible assets and restructuring costs, the normalized effective tax rate for the three months ended September 30, 2021 was 30.4%. The normalized effective tax rate for the three months ended September 30, 2020 was 23.0%, predominately due to excluding the impact of discrete tax adjustments, the true-up for divestitures, amortization of intangible assets and the restructuring cost. The normalized effective tax rate for the three months ended September 30, 2021 was higher than the three months ended September 30, 2020 rate predominantly due to earnings mix.

The effective tax rate for the nine months ended September 30, 2021 was 58.5% compared with 16.4% for the nine months ended September 30, 2020. The September 30, 2021 rate was higher than the U.S. statutory rate of 21% primarily due to the geographic mix of income, permanent book-tax differences, valuation allowances, and tax audit reserves, partially offset by tax credits. The September 30, 2020 rate was lower than the U.S. statutory rate of 21%, primarily due to geographic mix of income, increases in valuation allowances, audit adjustments and tax charges recognized on the vesting of employee equity awards, partially offset by an increase in US federal tax credits and a benefit attributable to the 2019 return to provision adjustment.

Excluding the impact of discrete tax adjustments, amortization of intangible assets and restructuring costs, the normalized effective tax rate for the nine months ended September 30, 2021 was 26.8%. The normalized effective tax rate for the nine months ended September 30, 2020 was 27.4%, predominantly due to excluding the impact of true up for divestitures, amortization of intangible assets and restructuring costs and discrete tax items. The normalized effective tax rate for the nine months ended September 30, 2021 was lower than the nine months ended September 30, 2020 rate predominantly due to the geographic mix of income.

CNDT Q3 2021 Form 10-Q

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

Results of financial performance by segment were:

	Three Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$509	$349	$180	$—	$—	$1,038
Segment profit (loss)	$29	$125	$16	$—	$(94)	$76
Segment depreciation and amortization	$24	$8	$9	$—	$13	$54
Adjusted EBITDA	$53	$133	$25	$—	$(81)	$130

% of Total Revenue	49.0%	33.7%	17.3%	—%	—%	100.0%
Adjusted EBITDA Margin	10.4%	38.1%	13.9%	—%	—%	12.5%

2020
Revenue	$518	$348	$175	$—	$—	$1,041
Segment profit (loss)	$32	$122	$26	$6	$(98)	$88
Segment depreciation and amortization	$24	$6	$9	$—	$14	$53
Adjusted EBITDA	$56	$128	$35	$6	$(84)	$141

% of Total Revenue	49.8%	33.4%	16.8%	—%	—%	100.0%
Adjusted EBITDA Margin	10.8%	36.8%	20.0%	—%	—%	13.5%

CNDT Q3 2021 Form 10-Q

	Nine Months Ended September 30,
(in millions)	Commercial Industries	Government Services	Transportation	Other	Unallocated Costs	Total
2021
Revenue	$1,538	$1,005	$549	$—	$—	$3,092
Segment profit (loss)	$93	$322	$54	$—	$(259)	$210
Segment depreciation and amortization	$76	$21	$26	$—	$40	$163
Adjusted EBITDA	$169	$343	$80	$—	$(219)	$373

% of Total Revenue	49.7%	32.5%	17.8%	—%	—%	100.0%
Adjusted EBITDA Margin	11.0%	34.1%	14.6%	—%	—%	12.1%

2020
Revenue	$1,610	$969	$529	$—	$—	$3,108
Segment profit (loss)	$99	$282	$56	$9	$(258)	$188
Segment depreciation and amortization	$79	$19	$27	$—	$41	$166
Adjusted EBITDA	$178	$301	$83	$2	$(217)	$347

% of Total Revenue	51.8%	31.2%	17.0%	—%	—%	100.0%
Adjusted EBITDA Margin	11.1%	31.1%	15.7%	—%	—%	11.2%

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2021	2020	2021	2020
Income (Loss) Before Income Taxes	$19	$(13)	$29	$(128)
Reconciling items:
Amortization of acquired intangible assets	31	60	103	180
Restructuring and related costs	10	20	31	56
Interest expense	12	14	38	46
(Gain) loss on divestitures and transaction costs	—	8	1	14
Litigation costs	—	—	2	20
Loss on extinguishment of debt	—	—	2	—
Other (income) expenses, net	4	(1)	4	—
Segment Pre-tax Income (Loss)	$76	$88	$210	$188
Segment depreciation and amortization (including contract inducements)	$54	$53	$163	$166
CA MMIS charge (credit)	—	—	—	(7)
Adjusted EBITDA	$130	$141	$373	$347

Commercial Industries Segment

Revenue

Commercial Industries revenue for the three months ended September 30, 2021 decreased, compared to the prior year period, due to lost business from prior years, partially offset by higher volumes as the impacts from COVID-19 were less in the third quarter of 2021 as many regions continued to loosen restrictions.

Commercial Industries revenue for the nine months ended September 30, 2021 decreased, compared to the prior year period, due to COVID-19 related volume declines in our Business Operations Solutions service offering and reduced revenue from our HSA offering "Benefit Wallet" (within our HRLS business) as a result of Federal Reserve initiated interest rate reductions, as well as lost business from prior years.

CNDT Q3 2021 Form 10-Q

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA margin for the three months ended September 30, 2021, compared to the prior year period, were mainly driven by revenue declines, the dynamics of a challenging labor market in both North America and Europe and the impact of temporary cost savings in the third quarter of 2020.

Commercial Industries segment profit and adjusted EBITDA margin decreased for the nine months ended September 30, 2021, compared to the prior year period, mainly driven by overall revenue declines and the dynamics of a challenging labor market in both North America and Europe, partially offset by the result of progress in our efficiency initiatives and one-time contract exit costs in the second quarter of 2020.

Government Services Segment

Revenue

Government Services revenue for the three months ended September 30, 2021 were substantially unchanged, compared to the prior year period. COVID-19 related volume increases were largely offset by lost business from prior years. The increased volumes from the COVID-19 pandemic were largely driven by the increases in the Supplemental Nutrition Assistance Program (SNAP) volumes and Pandemic SNAP volumes. The legislation for two Federal stimulus programs (Pandemic SNAP and additional unemployment insurance) ended in September 2021. However, some residual revenue from these programs is expected to continue into the fourth quarter of 2021.

Government Services revenue for the nine months ended September 30, 2021 increased, compared to the prior year period, primarily driven by COVID-19 related volume increases. These increases were partially offset by lost business from prior years. The increased volumes from the COVID-19 pandemic was largely driven by the increases in the SNAP volumes and Pandemic SNAP volumes, an increase in the number of citizens to which we distribute unemployment insurance benefits and additional unemployment insurance benefit distributions as a result of Federal stimulus. Within the unemployment benefit business, we generate revenue based on the amount of spending by card holders.

Segment Profit and Adjusted EBITDA

Increases in the Government Services segment profit and adjusted EBITDA margin for the three and nine months ended September 30, 2021, compared to the prior year period, were mainly driven by increased COVID-19 related volume increases at strong margins and expense reductions resulting from progress in our efficiency initiatives.

Transportation Segment

Revenue

Transportation revenue for the three and nine months ended September 30, 2021 increased, compared to the prior year period, primarily driven by the impact of loosening of numerous COVID-19 related restrictions, particularly in the United States, and the ramp of new business, partially offset by lost business from prior years.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA margin decreased for the three and nine months ended September 30, 2021, compared to the prior year period, mainly driven by the impact of legacy lost business in the quarter and temporary cost savings in the prior year that more than offset progress in our efficiency initiatives.

CNDT Q3 2021 Form 10-Q

Other

Segment Profit (Loss) and Adjusted EBITDA

The segment profit for the nine months ended September 30, 2020 was primarily due to an adjustment to the then remaining California Medicaid Management Information System settlement liability of $7 million as a result of the contract expiring in March 2020. This benefit was excluded from adjusted EBITDA for segment reporting purposes due to its non-recurring nature.

Unallocated Costs

Unallocated Costs for the three months ended September 30, 2021 decreased, compared to the prior year period primarily due to lower employee medical expenses and a one-time unfavorable COVID-19 related item in the third quarter of 2020. Unallocated Costs for the nine months ended September 30, 2021 were substantially unchanged compared to the prior year period. This was primarily driven by increases in certain employee costs, partially offset by progress in our efficiency initiatives.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV is the estimated total contractual revenue related to signed contracts. TCV signings is defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Due to the inconsistency of when existing contracts end, quarterly and yearly comparisons are not a good measure of renewal performance.

For the three months ended September 30, 2021, the Company signed $344 million of new business, representing a 26% decrease compared to the prior year period. Renewal TCV for the three months ended September 30, 2021 was $276 million.

For the nine months ended September 30, 2021, the Company signed $1,475 million of new business, representing a 4% increase compared to the prior year period. Renewal TCV for the nine months ended September 30, 2021 was $1,374 million.

	Three Months Ended September 30,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
New business TCV	$344	$468	$(124)	(26)%
Renewals TCV	276	745	(469)	(63)%
Total Signings	$620	$1,213	$(593)	(49)%

Annual recurring revenue signings(1)	$87	$96	$(9)	(9)%
Non-recurring revenue signings(2)	$70	$58	$12	21%

	Nine Months Ended September 30,		2021 vs. 2020
($ in millions)	2021	2020	$ Change	% Change
New business TCV	$1,475	$1,415	$60	4%
Renewals TCV	1,374	2,172	(798)	(37)%
Total Signings	$2,849	$3,587	$(738)	(21)%

Annual recurring revenue signings(1)	$297	$258	$39	15%
Non-recurring revenue signings(2)	$349	$178	$171	96%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

CNDT Q3 2021 Form 10-Q

The total new business pipeline at the end of September 30, 2021 and 2020 was $21.0 billion and $22.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.

Net ARR Activity

The Net ARR Activity metric is defined as Projected Annual Recurring Revenue for contracts signed in the prior 12 months, less the annualized impact of any client losses, contractual volume and price changes, and other known impacts for which the company was notified in that same time period, which could positively or negatively impact results. The metric annualizes the net impact to revenue. Timing of revenue impact varies and may not be realized within the forward 12-month timeframe. The metric is for indicative purposes only. This metric excludes COVID-related volume impacts and non-recurring revenue signings. This metric is not indicative of any specific 12-month timeframe.

The Net ARR activity metric for the trailing twelve months for each of the prior four quarters was as follows:

(in millions)	Net ARR Activity metric
September 30, 2021	$132
June 30, 2021	106
March 31, 2021	87
December 31, 2020	60

Capital Resources and Liquidity

As of September 30, 2021 and December 31, 2020, total cash and cash equivalents were $394 million and $450 million, respectively. Under the Prior Revolver, the Company also had $750 million available for its various cash needs, of which $10 million was used for letters of credit. The net amount available to be drawn upon under our Prior Revolver as of September 30, 2021, was $740 million. See Note 17 - Subsequent Event for information about the refinancing of our debt, including replacement of our Prior Revolver.

As of September 30, 2021, our total debt outstanding was $1.4 billion of which $21 million was due within one year. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional debt information.

In order to provide financial flexibility and finance certain investments and projects, we may continue to utilize external financing arrangements. However, we believe that our cash on hand, projected cash flow from operations, sound balance sheet and the extended maturity profile of our debt resulting from the refinancing described in Note 17 - Subsequent Event will continue to provide sufficient financial resources to meet our expected business obligations for at least the next twelve months.

Cash Flow Analysis

The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2021	2020	Better (Worse)
Net cash provided by (used in) operating activities	$158	$(11)	$169
Net cash provided by (used in) investing activities	$(97)	$(92)	(5)
Net cash provided by (used in) financing activities	$(112)	$99	(211)

CNDT Q3 2021 Form 10-Q

Operating activities

The net improvement in cash used in operating activities of $169 million, compared to the prior year period, was primarily related to the absence of the 2020 Texas Litigation payment and improved Adjusted EBITDA, partly offset by higher cash used related to product software and deferred contract costs for new business activities and higher net income tax payments.

Investing activities

The increase in cash used in investing activities of $5 million was primarily due to increased spending related to modernizing our infrastructure and productivity tools.

Financing activities

The increase in cash used in financing activities was primarily related to the absence of the March 2020 $150 million draw down from our Prior Revolver, which was subsequently repaid in December 2020. Additionally, we repaid the previously outstanding $34 million of Senior Notes due 2024 on May 1, 2021 and made higher scheduled payments on Term loans of $27 million in 2021.

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

CNDT Q3 2021 Form 10-Q

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNDT Q3 2021 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information set forth under Note 11 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Below are additions to our risk factors as previously reported in our 2020 Annual Report.

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
•make investments or acquisitions;
•sell, transfer or otherwise dispose of certain assets;
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

CNDT Q3 2021 Form 10-Q

In addition, our credit facility bears interest at a rate that varies depending on LIBOR. On July 27, 2017, the UK's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. More recently, on March 5, 2021 the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative. Specifically, this will occur immediately after December 31, 2021, in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month US dollar settings; and immediately after June 30, 2023, in the case of the remaining US dollar settings. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced a recommendation to replace U.S. dollar LIBOR with a new index calculated based on overnight transactions under short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate ("SOFR"). However, there is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms and whether or not SOFR attains market traction as a LIBOR replacement tool remains in question at this time. LIBOR related changes may negatively impact costs of borrowings under our credit facilities, which could have an adverse effect on our results of operations.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Sales of Unregistered Securities during the Quarter ended September 30, 2021

During the quarter ended September 30, 2021, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.

(b)Issuer Purchases of Equity Securities during the Quarter ended September 30, 2021

None.

CNDT Q3 2021 Form 10-Q

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
Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K dated December 23, 2016.

4.4(g)
Indenture dated as of October 15, 2021, among Conduent Incorporated, Conduent Business Services, LLC., Conduent State & Local Solutions, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee.

10.6(f)
Credit Agreement, dated as of October 15, 2021, among Conduent Incorporated, Conduent Business Services, LLC, Conduent State & Local Solutions, Inc., Affiliated Computer Services International, B.V., the Guarantors party thereto from time to time, the Lenders and L/C Issuers party thereto from time to time and Bank of America, N.A., as Administrative Agent.

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

CNDT Q3 2021 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2021

CNDT Q3 2021 Form 10-Q