Form 10-K
period 2021-12-31
CONDUENT Inc
filed 2022-02-23
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

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

CNDT 2021 Annual Report

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2021 was $1,585,638,435.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class		Outstanding at January 31, 2022
Common Stock,	$0.01 par value	215,420,530

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Notice of 2022 Annual Meeting of Shareholders and Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

CNDT 2021 Annual Report

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

The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” "aim," “should,” "could," "forecast," "target," "may," "continue to," "if," "growing," "projected," "potential," "likely," and similar expressions, as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. In addition, all statements regarding the anticipated effects of the novel coronavirus, or COVID-19, pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, and markets, results of operations and financial condition and anticipated actions to be taken by management to sustain our business during the economic uncertainty caused by the pandemic and related governmental and business actions, as well as other statements that are not strictly historical in nature, are forward looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein as anticipated, believed, estimated, expected or intended or using other similar expressions.

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

Important factors and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to: the significant continuing effects of the ongoing COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are highly uncertain and cannot be predicted; government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; risk and impact of geopolitical events, natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; changes in tax and other laws and regulations; risk and impact of potential goodwill and other asset impairments; our significant indebtedness; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to receive dividends or other payments from our subsidiaries; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes; changes in government regulation and economic, strategic, political and social conditions; volatility of our stock price and the risk of litigation following a decline in the price of our stock; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of

CNDT 2021 Annual Report

Financial Condition and Results of Operations” section and other sections of this Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT 2021 Annual Report

CONDUENT INCORPORATED
FORM 10-K
December 31, 2021

CNDT 2021 Annual Report

PART I

ITEM 1. BUSINESS

In this Form 10-K, unless the content otherwise dictates, "Conduent", the "Company", "we" or "our" mean Conduent Incorporated and its consolidated subsidiaries.

Our Business

As one of the largest business process services companies in the world, we deliver mission-critical services and solutions on behalf of businesses and governments – creating exceptional outcomes for our clients and the millions of people who count on them. Through people, process, expertise in transaction-intensive processing and technology such as analytics and automation, our services and solutions create value by improving customer experience, increasing efficiencies, reducing costs and enabling revenue growth. Eighty percent of Fortune 100 companies and over 500 government entities depend on us every day as their trusted partner to manage their business processes and essential interactions with their end-users.

With roots as one of the original pioneers in global business process outsourcing, we bring deep and diversified expertise across a broad range of industry segments. Our commercial portfolio includes leading solutions in attractive markets such as customer experience management, transaction processing services, healthcare and human resource and learning services. For example, we are a leading provider of medical bill review. In 2021, we administered bill review for and repricing on approximately 28 million medical bills for over 3 million workers compensation claims in the U.S resulting in $18 billion of total bill reductions on behalf of our clients. In addition, across our commercial and government businesses, we handled approximately 1.3 billion customer service interactions in 2021.

We serve a vast range of the public sector including market leading transportation and government solutions. Our transportation portfolio includes Roadway Charging, Transit, Curbside Management and Public Safety solutions where we process nearly nine million tolling transactions every day. Our government portfolio includes payments, healthcare and eligibility solutions where our systems process over 45% of Supplemental Nutrition Assistance Program (SNAP) payments on behalf of government entities.

We create value for our clients through efficient global service delivery combined with technology-enabled solutions and a personalized and seamless experience for the end-user. We apply our expertise, technology and innovation to continually modernize our offerings for improved customer and constituent satisfaction and loyalty, increased process efficiency and rapid response to changing market dynamics.

With approximately 60,000 dedicated associates globally as of December 31, 2021, we focus on our clients' success across medium and large businesses and governments around the world. Of our global team, 42% is in North America with the remainder located primarily in our delivery centers in Asia Pacific, Latin America and the Caribbean, and Europe. We have received numerous recognitions over the past year for our culture and diversity/inclusion practices.

Conduent is a New York corporation, organized in 2016. Our common stock began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the NASDAQ Global Select Market (NASDAQ), where it remains listed under the ticker "CNDT".

CNDT 2021 Annual Report

Our Strategic Focus

Our vision is to become the leading business services partner of choice for businesses and governments globally. Through our dedicated associates, we deliver mission-critical services and solutions on behalf of businesses and governments, creating valuable outcomes for our clients and the millions of people who count on us. To achieve this mission and purpose, we are focused on delivering outcomes simultaneously across three dimensions: Growth, Efficiency and Quality. Our strategy is designed to deliver shareholder value by creating profitable growth, expanding operating margins, focusing on process efficiencies, and deploying a disciplined capital allocation strategy.

We have identified specific execution strategies across Growth, Efficiency and Quality.

Growth: Our opportunity for growth comes from understanding our clients’ businesses, strengthening our relationships, and driving valuable outcomes for our clients that enable them to reduce costs, improve efficiencies and customer experience and grow their businesses. To capitalize on the growth opportunities, we are focused on the following strategies:

•Sales Performance Optimization: The significant progress and investments in sales training and process improvements during the last couple of years, together with the foundational improvements in operational performance, have resulted in more selling opportunities for us to support the strategies of our existing clients with our portfolio of market-leading services and solutions. In 2021 our add-on sales grew by 44% compared to 2020. We continue to improve client responsiveness and increase sales coverage, including in international markets. We are providing our sales team with regular training tailored for their roles, streamlined processes, and implemented systems to equip them with modern tools that enable them to perform their jobs more efficiently and effectively. The dedication and expertise of our employees have resulted in Conduent serving 47 states and a majority of Fortune 100 companies, including:

•17 of the top 20 U.S. health insurers;
•7 of the top 10 pharma companies;
•4 of the top 5 automakers; and
•8 of the top 10 U.S. banks.

•Offering Development: We have augmented our portfolio of services and solutions with innovative technology capabilities, including data analytics, robotic process automation (RPA) tools and machine learning capabilities, to create differentiated, high-value services for our clients and penetrate attractive market segments.

As we continued to improve our quality and efficiency in 2021, our clients have renewed contracts with us and given us more business in adjacent service lines, and we’ve gained new clients. We are measuring more immediate success in “Growth” through revenue retention and new business signings, among other metrics.

Efficiency: We continue to find ways to reduce costs and deliver more effectively via increased efficiencies. We have simplified and standardized our operating model by removing redundant management layers and implementing more robust processes to enable faster decision-making and greater transparency. In addition, we aim to unlock further efficiencies through the following strategies:

•Automation: We will continue to invest in embedding intelligent process automation capabilities into operations, including document processing and intelligent virtual assistant customer care tools. Artificial intelligence and machine learning algorithms will complement RPA tools by improving processes through pattern recognition. Additionally, we are exploiting synergies from sharing and coordinating automation capabilities across our enterprise.

•Technology Consolidation: We have identified and are rationalizing duplicative technology systems across our lines of business. Centralizing technology systems will drive economies of scale, amplify the impact of investments, and will continue to strengthen consistent, resilient service delivery.

CNDT 2021 Annual Report

•Delivery Optimization: We are continuing to drive efficiencies by delivering common processes with a shared services model that enables economies of scale. We are driving progress in every process through process improvement methodologies and exploiting new staffing models including work from home and flexible “gig worker” models, and optimizing our geographic footprint.

We continue to respond with agility to clients’ shifting needs and have received positive client feedback for our services and proactivity throughout the COVID-19 pandemic. We are measuring success in “Efficiency” by associate retention and improved adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) margin, among other metrics.

Quality: Our clients count on consistent, high-quality service delivery. We continue to drive progress in increasing uptime, improving operational stability, and significantly boosting client confidence and satisfaction by focusing on the following strategies:

•Proactive, Real time Monitoring of Applications and Service Performance: We are investing in artificial intelligence and machine learning technologies to proactively monitor and prevent incidents. We have a state-of-the-art global IT command center in Sandy, UT to deliver more seamless and reliable service to our global clients and continued to increase uptime in 2021.

•Data Center Optimization: We continue to standardize our technology footprint to improve performance and lower costs. As part of this, we have made significant progress in our data center optimization program to consolidate our multiple data centers into a select few. For example, in 2021 we closed two of our largest facilities in the US, completing these highly complex closures that in turn drove a significant increase in service availability for our clients.

•Improve End User Experience: We are improving user interface/user experience across our offerings by expanding self-service tools, launching mobile apps and leveraging analytics to create deeper insights.

Our focus on quality is leading to improved client confidence and satisfaction. The quality of our services is being recognized by clients including receiving the GM Supplier of the Year Award and the Toyota Financial Services Supplier Excellence Award. We are measuring success in “Quality” by indicators such as service level agreement performance, technology incident rates, and client satisfaction.

Investments Strategy: To achieve our business goals, we will invest in a disciplined manner, focused on allocating capital and investing to meet the needs of our clients and supporting our growth strategies. Our balanced investment approach falls into three broad categories:

•Opportunities to optimize, where we have significant scale and where we believe that with process improvements, automation, and an investment into the current offerings, we can improve the end-user experience, reduce our cost of delivery, expand our margins, and further capture additional “share”. An example is high-volume outbound contact center services.

•Opportunities to enhance, where we have strong client relationships and a long history of servicing the markets we operate in, legacy technology that needs to be refreshed or modernized. Examples such as benefit management services in the government sector for healthcare, unemployment insurance and child support fit into this category.

•Opportunities to expand, where we believe we can play and win, and we see the payback as more significant than the other businesses. These businesses, augmented with new capabilities, and with the opportunity to be supplemented by modest acquisitions, will address market dynamics, and provide additional growth opportunities. Our Healthcare and Transportation businesses are expansion opportunities.

Our Market Opportunity

We are exposed to compelling growth across several end markets, including Healthcare, Transportation and Customer Experience Management. We estimate our addressable market size in the global business process service industry to be over $200 billion in 2021, according to third-party industry reports. Many industry analysts and advisors place us as a leader across several segments in this large, diverse and growing market.

CNDT 2021 Annual Report

Ongoing competitive pressures and increasing demand for further productivity gains have motivated businesses and government organizations to outsource elements of their day-to-day operations to accelerate performance and improve end-user experience. As a result, our clients have become more focused on their core businesses and the range of outsourced activities has expanded. Increasing globalization has also required many companies to optimize cost structures to retain competitiveness and business process services have become a key component of this strategy.

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

We have developed a strong leadership position in the markets that we operate in, with increased recognition across multiple stakeholders, as demonstrated by recognition from industry resources.

•Industry Analyst Accolades:

•A leader in Healthcare: Nelson Hall;
•A leader in HR and Learning Services: ISG, Everest Group, Brandon Hall Group; and
•A leader in Customer Experience Services: ISG, Gartner.

•Market Position:

•Everest Group Top 50 BPS Providers, #7
•Gartner Market Share Analysis: BPO, Worldwide, #10
•ISG’s Top 15 Sourcing Index Standouts – Managed Services, Global Market - The Building 15

Segments

We organize, manage and report our business through three reportable segments:

Commercial Industries: Our Commercial Industries segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial Industries segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and better experiences for their consumers and employees. Our Commercial Industries segment is our largest segment, with segment revenue for 2021 of $2,076 million, representing 50% of our total revenues.

Government Services: Our Government Services segment provides government-centric business process services to U.S. federal, state, local and foreign governments for public assistance, health services, program administration, transaction processing and payment services. Our solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations. Government Services segment revenue for 2021 was $1,318 million, representing 32% of our total revenues.

Transportation: Our Transportation segment provides systems and support, as well as revenue-generating services, to government clients. On behalf of government agencies and authorities in the transportation industry, we deliver mission-critical public safety, mobility and payment solutions that improve automation, interoperability and decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers. Transportation segment revenue for 2021 was $746 million, representing 18% of our total revenues.

We present segment financial information in Note 3 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

CNDT 2021 Annual Report

Our Service Offerings
Commercial Industries
Our solutions and services include Customer Experience Management (CXM), Business Operations Solutions (BOS), Commercial Healthcare Solutions and Human Resources and Learning Services (HRLS).

•Customer Experience Management
•We deliver a full range of omni-channel customer contact services, including customer care, technical support, loyalty management, and outbound and inbound sales. We create better experiences across the customer lifecycle through a variety of channels including social media, chat, email, voice and virtual agent to help customers where and how they want to engage. Through omni-channel communications, automation, and analytics, and labor efficiencies, we help our clients to reduce costs, enable scale and drive revenue growth and efficiencies. We serve marquee clients across multiple sectors including financial services, health and life sciences, manufacturing and automotive, aerospace and defense, consumer goods, retail, technology and telecom, travel, transportation, and hospitality sectors. The CXM business generally generates income on a per call, per call center employee, or per percentage of sales made basis.

•Business Operations Solutions
•In our BOS business, we help our clients to transform business processes and drive efficiency, automation and scale across essential business functions. We streamline mission-critical operations through our deep industry experience, understanding of our clients’ operations and the latest technology solutions, to reduce costs, improve security and enable revenue growth, while enhancing the end-user experience. Our solutions span customer communications, automated document and data management, payments processing, and finance, accounting, and procurement. We generate revenue in a variety of ways within this business, including per item handled, time and materials, and per service such as postage, web portal hosting or data storage. Our pricing can also be based on achieving specific outcomes for services rendered.
•Commercial Healthcare Solutions
•On behalf of the healthcare industry, we deliver administration, clinical support, and medical management solutions across the health ecosystem to reduce costs, increase compliance and enhance utilization, while improving health outcomes and experience for members and patients. Our solutions span: trials, sales, access, and adherence for pharmaceutical clients; case management, performance management and patient safety for hospital clients; medical bill review, claims processing, care integration, subrogation and payment integrity solutions for managed care companies; and workers compensation medical bill review, mailroom/data capture and medical management services for claims payers and third-party administrators. Through our solutions provided to pharmaceutical clients, we generate revenue either based on a per employee, per transaction basis or a per resource per hour basis. Through our workers compensation and medical bill review services, we generate revenue on a per click and outcome basis. Through our medical bill review, claims processing, and payment integrity solutions provided to managed care companies, we generate revenue on a per member per month basis for use of our platform, as a percentage of what we collect for the provider, or a monthly or annual fee.
•Human Resources and Learning Services
•We provide services to help our clients support their employees at all stages of employment from on-boarding through retirement. Our solutions span Health Savings Account Solutions, Benefits Solutions, Human Resources (HR) and Payroll Solutions, and Learning Solutions. On behalf of global organizations and governments, we deliver mission-critical, technology-enabled HR services and solutions that improve business processes across the employee journey to maximize business performance, while increasing employee satisfaction, engagement and overall well-being. These solutions span health, benefits, payroll, onboarding and learning administration, annual enrollment, wealth and retirement, HR, talent, and workforce management. Depending on the solution, we generate revenue in a variety of ways. For our Health Savings Account (HSA) Solutions business, we generate revenue via account fees, interchange fees on debit cards, and interest-related revenues as a result of balance fees from depository banks that hold cash deposited into the Savings Account business.

CNDT 2021 Annual Report

•As of December 31, 2021, we managed approximately 900,000 active HSAs with $2.7 billion of assets under management. In addition to managing HSAs, we manage Flexible Savings Accounts and other Notional Accounts on behalf of corporations providing incremental benefits to their employees. Within our Benefits Solutions, we principally generate revenue based on the number of employees and retirees we support, as well as transactions generated by client life events such as qualified domestic relations orders, Consolidated Omnibus Budget Reconciliation Act (COBRA) and Affordable Care Act (ACA) administration, which are charged on a per transaction basis. Within our HR and Payroll Solutions, we generate revenue principally per client’s employee per period (month / year) pricing, with banding to address periodic variations in client employee headcount. Within our Learning Solutions, we generate revenue principally by transaction-based pricing per unit of production along with fixed monthly governance fees.
Government Services
Our Government solutions and services include Government Healthcare Solutions and Government Service Solutions to streamline delivery of government services to constituents and families in need.

•Government Healthcare Solutions
•We provide mission-critical program administration solutions for State Medicaid and federally-funded healthcare programs in 31 states, the District of Columbia and Puerto Rico and a federal program (US Dept of Labor), which includes nearly 49 million Medicaid recipients supported. Our services include a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, contact center services, application processing, premium billing, and case management solutions. Our case management solutions provide disease surveillance and outbreak management to make it easy to process and access large volumes of digital data. Foreign governments also use our disease surveillance and outbreak case management solution. This can be used to track public health metrics (such as diseases like COVID-19, vitals, and birth defects), perform electronic visit verification, and more. These services help states, counties, and countries optimize their costs by streamlining access to care and improving patient health outcomes through population health management, while helping families in need, by improving beneficiary support. Within the Government Healthcare Solutions business, our revenue is primarily fixed fee or variable price based on a per call, per interaction or per member basis.

•Government Service Solutions
•With more than $125 billion disbursed annually, we are a leader in government payment disbursements for federally sponsored programs like Supplemental Nutrition Assistance Program (SNAP), commonly known as food stamps and Women, Infant and Children (WIC) as well as government-initiated cash disbursements such as child support and Unemployment Insurance (UI). We deliver electronic payments for government services in 36 states, including 113 prepaid debit card programs, 24 Electronic Benefit Transfer (EBT) programs, 13 EBT for WIC programs and 6 Electronic Child Care programs. In our SNAP payments solution, we generate revenue based on the number of cases or number of card holders. Within our UI payment solution, we generate revenue based on interchange fees and spending on cards as a percentage of transactions. Given the increased unemployment rates in the United States earlier in the pandemic as well as the federal stimulus supplemental benefits, this solution saw significantly increased activity in 2020 and 2021.

CNDT 2021 Annual Report

•We also offer a broad set of child support services predominately to State Disbursement Units (SDUs), including processing and distributing payment, child support payment cards, childcare credentialing and case management, among others, to help states comply with federal standards. Within the child support solution, the way we generate revenue varies by state, but it is generally either per financial transaction, per call, fixed price, or for development.

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

•Curbside Management Solutions
•We deliver intelligent curbside management systems that simplify parking programs and deliver convenient and hassle-free experience for drivers. Our curbside solutions include citation and permit administration, parking enforcement, and curbside demand management. In 2021, we processed over 8.2 million payments and collected over $700 million for citations and delinquent revenue collections. We generate revenue based on violations issued, payment processing transactions, collections activities or a fixed fee for our service.

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

•Commercial Vehicles
•Although a small part of our transportation business, we provide computer-aided dispatch/automatic vehicle location technology to help customers manage their fleet operations.

CNDT 2021 Annual Report

Our Competitive Strengths

We possess certain competitive strengths that distinguish us from our competitors, including:

Leadership in attractive growth markets – We are a leading player in business process services delivering exceptional outcomes for our clients at an unparalleled scale. Our clients continue to outsource key business processes to improve efficiencies and to accelerate performance and digital transformation. Additionally, clients are moving beyond services for back-office functions in order to drive customer satisfaction and loyalty. The increase in globalization and cost competition continues to accelerate, forcing companies to seek ways to stay ahead of the competition. These factors, along with clients and their customers demanding more personalized, seamless and secure solutions, are collectively driving the ongoing shift to next-generation solutions and services. Through our portfolio of services and solutions, we have reached significant scale in our interactions including:

•Healthcare – U.S. healthcare spending is expected to rise from 17.7% of GDP in 2019 to 19.7% of GDP by 2028 and is projected to grow at an average rate of 5.4% per year between 2019-2028. As one of the most regulated industries, healthcare providers must balance increased utilization with heightened complexity and new financial pressures such as government budget challenges to significantly reduce reimbursements, reimbursement penalties for hospital readmissions and the shift from fee-for-service to “value-based” population health management. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving 17 of the top 20 U.S. health plans and providing administrative and care management solutions to Medicaid programs and federally funded U.S. government healthcare programs in 31 states, the District of Columbia and Puerto Rico. Three out of every four U.S. insured lives are served by Conduent. Conduent’s healthcare capabilities have been recognized by NelsonHall, HfS Research and Everest Group.

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

•Business Operations Solutions – We provide high volume print and mail services, enrollment processing and personalized and targeted marketing and communications to large corporations and are a leading provider in this market with more than 3.7 billion documents captured, indexed and classified annually.

Global delivery expertise – Our scale and global delivery network enables us to deliver our proprietary technology, differentiated service offerings and service capabilities expertly to clients around the world. We have operations in 24 countries including India, the Philippines, Jamaica, Guatemala, Mexico, Romania, the United Kingdom and several locations within the United States, providing our customers the option for "onshore", "nearshore" or "offshore" outsourced business process services. This global delivery model enables us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2021, 50% of our employees were located in high-cost countries and 50% were located in low-cost countries.

Differentiated suite of multi-industry service offerings at scale – We manage transaction-intensive processes and work directly with end-users to meet their needs often in real-time. We believe we are unique in our ability to offer our clients these business process services on a large scale and with high quality. Additionally, we can leverage our cross-industry services to bring the same scale and quality to our portfolio of industry-specific service offerings, such as healthcare claims management, employee benefits management and public transit fare collection.

Recurring revenue model supported by a loyal, diverse client base – We have a broad and diverse base of clients in countries across geographies and industries, including 80% of the Fortune 100, many Fortune 1,000 companies, midsize businesses and governmental entities. Our close client relationships and successful client execution support our stable recurring revenue model and high renewal rates.

CNDT 2021 Annual Report

Competition

Although we encounter competition in all areas of our portfolio, we are a leader in many categories. We compete based on technology, performance, quality, reliability, reputation, price, and customer service and support. We consider our "onshore", “near shore” and “offshore” delivery capabilities to be a competitive advantage. Our competitors range from large international companies to relatively small firms, and many of our competitors specialize in certain areas but none compete across all the same segments in total – for example, 73 of our top 100 commercial clients buy multiple service offerings. Our competitors include:

•Large multinational service providers such as Accenture, Cognizant, TTEC and Teleperformance;
•Traditional business process outsourcing companies such as Genpact and EXL Services;
•Human resource, payroll processing and human capital management providers such as Alight and Willis Towers Watson;
•Healthcare-focused IT and service solutions providers such as Gainwell, Optum and Maximus;
•HSA administrators such as Health Equity;
•U.S. Federal-focused government services providers such as Leidos;
•Transportation multi-nationals such as TransCore, Thales, Cubic and Verra Mobility; and
•Smaller niche business processing service providers and in-house departments that perform functions that could be outsourced.

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

Our solutions help solve clients' business issues and help them achieve their desired business outcomes. We leverage our broad portfolio of offerings and dedicated team of associates to package solutions that exactly meet clients’ needs, while taking a disciplined approach to pricing and contracting. Our sales efforts typically involve extended selling cycles where our deep domain and industry expertise is critical to winning new business. We maintain strong relationships with our clients from initial engagement to implementation and on-going service delivery.

Intellectual Property

Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of December 31, 2021, we own approximately 589 patents and have 59 pending applications. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. These patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general, no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

In the United States, we own 63 registered trademarks reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our trademarks.

CNDT 2021 Annual Report

People and Culture

Headcount
The skills, expertise, and experience of our talented and diverse global workforce allow us to deliver mission-critical services and solutions that drive exceptional client outcomes. As of December 31, 2021, we have approximately 60,000 associates in 24 countries working towards a common vision and purpose, with 42% located in North America and the remainder located primarily in Asia Pacific, Latin America and the Caribbean, and Europe. Our three reportable segments, Commercial Industries, Government Services and Transportation, house most of our associates with approximately 42,300, 6,000 and 4,000 associates, respectively.

Conduent Diversity & Inclusion (D&I)
We draw strength from the diversity of our global workforce and we believe that creating an inclusive culture where all associates can bring their authentic selves to work creates value for all our stakeholders.

Our Employee Impact Groups (EIG) are at the heart of our efforts to develop an inclusive workplace. In 2021, we added an eighth EIG that connects associates across generational and tenure segments, while growing overall EIG membership by over 100%. Our EIGs curated over 80 hours of cultural activities to engage our associates and promote our core value of being open and inclusive. Our EIGs have membership in every region wherein we have operations. In addition, they deployed over 20 hours of professional development activities to respond specifically to the needs of our diverse workforce. In addition, we identified leaders across the business to serve on our inaugural Global Diversity and Inclusion Council (GDIC). The newly formed GDIC has been charged with working with functional business leaders to shape the deployment of the Enterprise Diversity and Inclusion Plan. We are proud to have received several global workplace diversity awards, including our first designation as a “Best Places to Work for LGBTQ+ Equality” for 2022 by the Human Rights Campaign Foundation’s Corporate Equality Index in both the United States and its equivalent in Mexico, HRC Equidad MX.

Employee Learning and Development
As a services company, we believe our associates are our most important asset, which is why we invest in associate growth and development programs. We are focused on building a workplace where our people can do their best work and have access to the learning tools and resources they need to excel in their role, stay competitive and grow their skill set. We offer our associates modern, digital world-class learning platforms that help them learn anywhere, anytime on a wide range of topics including technology, professional and business-related. We continue to invest in new, cutting-edge learning platforms to elevate their learning experience. As a result, we have been successful in building a culture of continuous learning, with employees taking charge of their learning and development. In addition to our digital platforms, employees are also provided job-specific technical training when they are onboarded and during their professional journey as required. Our learning platforms are widely utilized with about 2.5 million learning assets completed in 2021 and have great learning effectiveness scores for satisfaction, skill improvement and application of learning on the job. We also ensure that our associates complete regulatory and compliance training on topics required based on their role and geography.

Associate Engagement
We continuously seek and encourage feedback from our associates to inform our talent strategy and further strengthen our employee value proposition. In 2021, we sustained a high-level of engagement despite a challenging pandemic year, as indicated by our Associate Experience Survey. We saw a significant increase in overall engagement with our senior leaders across all survey categories, with 'clarity of direction' about our company and 'resources and support' to work effectively being amongst our highest scoring categories for all associates.

COVID-19 Pandemic (COVID)
As we continued to navigate the uncertainty of the pandemic in 2021, protecting the health and safety of our associates remained our top priority. Our COVID case management tracking and reporting enabled us to monitor the impacts of COVID on our workforce and workplace and protect business continuity. A small percentage of our essential workforce returned to onsite work with stringent safety protocols in place. We continued to demonstrate resiliency, agility and prudence, enabling many of our associates to shift between onsite and remote work depending on local conditions.

We have continued taking steps to connect our associates with resources that support their health and well-being, including hosting several mental health webinars and extending our 2020 time-off plans to give our associates more

CNDT 2021 Annual Report

options to take time off for COVID-related sickness/hardships. Effective and constant communication regarding the state of the pandemic, local protocols and vaccine regulations has been a key element of our efforts to create the safest possible working environments for our associates. We also instituted vaccine attestation in the majority of the global geographies where we operate enabling us to understand vulnerabilities in our workforce and workplace to minimize risks during COVID spikes. The feedback from our associates continues to be positive, especially in terms of the Company’s efforts to provide a safe work environment.

Awards and Recognition
During 2021, Conduent has been honored to receive several prestigious awards related to our human capital management practices, including:
•Being named to Comparably’s 2021:
◦Best Company for Working Women list;
◦Best Company for Global Culture list;
◦Best Company in New York list;
◦Best Company for Diversity list; and
◦Best CEOs for Diversity list.
•Being named to Forbes’ 2021 Best Employers for Diversity list
•Being designated as a “Best Places to Work for LGBTQ+ Equality” for 2022 by the Human Rights Campaign Foundation’s (HRC) Corporate Equality Index in both the United States and in Mexico (through its HRC Equidad MX program).

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

CNDT 2021 Annual Report

Availability of Company Information

Our internet address is www.conduent.com. In the Investor Information section of our Internet website, you will find our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and any amendments to these reports and statements. We make these documents available free of charge as soon as we can after we have filed them with, or furnished them to, the SEC. Our Corporate Social Responsibility Report can also be found in the Investor Information section of our Internet website.

The SEC maintains an internet address (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Information about our Executive Officers

The following is a list of the executive officers of Conduent as of February 23, 2022.

Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of our by-laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
Clifford Skelton*	66	President and Chief Executive Officer	2019	2019
Mark Brewer	57	Executive Vice President, Transportation	2020	2019
Louis Keyes	54	Executive Vice President, Chief Revenue Officer	2020	2020
Michael Krawitz	52	Executive Vice President, General Counsel and Secretary	2019	2019
Mark Prout	58	Executive Vice President, Chief Information Officer	2019	2020
Stephen Wood	55	Executive Vice President & Chief Financial Officer	2021	2020
_____________________________
*Member of Conduent Board of Directors

Each of the officers named above has been an officer or an executive of Conduent or its subsidiaries for less than five years. As of February 23, 2022, there are no family relationships among any of the executive officers named above and any of our directors.

Mr. Skelton was appointed Chief Operating Officer of Conduent in June 2019, Chief Executive Officer of Conduent in August 2019 and President of Conduent in May 2021. He served as President of Fiserv Output Solutions from March 2017 to June 2019. Prior to that, Mr. Skelton was the Group President and Chief Information Officer at Fiserv from April 2012 until March 2017. Mr. Skelton also held a variety of leadership roles at companies such as Ally Financial (formerly General Motors Acceptance Corporation) and Bank of America. Mr. Skelton is a former Navy fighter pilot and served in the Navy for over 20 years.

Mr. Brewer joined Conduent as Chief Operating Officer Transportation in June 2019 and was appointed Executive Vice President and Global Head of Public Sector in November 2019. He became Executive Vice President, Transportation & Head of Enterprise Accounts in October 2020, and currently serves as Executive Vice President, Transportation. Prior to joining Conduent, he served as Senior Vice President and Managing Director of Diebold Nixdorf from 2018 to 2019. Prior to that Mr. Brewer was Global Vice President for DXC’s Technology, Enterprise Application and Cloud Businesses from 2016 to 2018. He also held a variety of leadership roles at IBM Corporation for over 20 years, in Europe, Asia and the Americas.

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

CNDT 2021 Annual Report

Mr. Krawitz has served as Executive Vice President, General Counsel and Secretary since November 2019. Prior to joining Conduent, from June 2015 to November 2019, Mr. Krawitz was Executive Vice President, General Counsel and Corporate Secretary of insurance services firm York Risk Services Group, a portfolio company of Onex Corp. From 2014 to 2015, he was Chief Legal Officer of Veriteq Corp., a biotech company. From 1999 to 2014, Mr. Krawitz held leadership roles in public and private companies in the technology and finance sectors. Mr. Krawitz began his career at Fried Frank and was educated at Cornell University and Harvard Law School.

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

Mr. Wood has served as the Chief Financial Officer of Conduent since June 2021. He served in his previous role as the Company’s Corporate Controller from August 2020 until June 2021 and was designated as its Principal Accounting Officer effective December 2020. Prior to joining Conduent, Mr. Wood spent 15 years at Fiserv in finance and accounting leadership positions. From December 2016 to May 2020, Mr. Wood served as Vice President & Chief Financial Officer of Fiserv Output Solutions, from March 2009 to December 2016, Mr. Wood served as Vice President & Controller over several different operating groups and from January 2005 to March 2009, Mr. Wood led International Finance & Accounting operations. Mr. Wood is a Chartered Global Management Accountant with an MBA with distinction from Warwick Business School.

CNDT 2021 Annual Report

ITEM 1A. RISK FACTORS

Business and Operational Risks

Our government contracts are subject to appropriation of funds, termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, and some of our revenues are derived from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, failures to enact appropriation legislation (e.g., a government "shut-down"), government spending reductions or other debt or funding constraints, have resulted in, and in the future could result in, lower governmental sales and our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Additionally, if the government discovers what it considers to be improper or illegal activities or contractual non-compliance (including improper billing or non-compliant performance of contract requirements), we may be subject to various civil and criminal penalties and administrative sanctions, which has occurred in the past and may in the future include termination of contracts, forfeiture of profits, suspension of payments, contractual service penalties, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could materially adversely affect our results of operations and financial condition. Moreover, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

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

CNDT 2021 Annual Report

We rely to a significant extent on third-party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers; if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, our results of operations and financial condition could be materially adversely affected.

Our ability to service our customers and clients and deliver and implement solutions depends to a large extent on third-party providers such as subcontractors, a relatively small number of primary software vendors, software application developers, utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. Our results of operations and financial condition have been and in the future may be materially adversely affected and we might incur significant additional liabilities if any of our third-party providers (i) do not meet their service level obligations, (ii) do not meet our or our clients’ expectations, (iii) terminate or refuse to renew their relationships with us, or (iv) offer their products to us with less advantageous prices and other terms than previously offered.

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

CNDT 2021 Annual Report

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

CNDT 2021 Annual Report

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

We have experienced certain disruptions in our operations and service delivery performance issues because of some of our information technology infrastructure that is outdated and that needs to be enhanced and updated, which disruptions have adversely impacted client and delivery performance. As a result, we are investing in modernizing a significant portion of our information technology infrastructure with new systems and processes and consolidating our data centers. This also includes investments in our data centers and networks, enhancement, modernization and consolidation of our IT infrastructure and customer-facing technologies, enhanced cybersecurity and movement to cloud-based technology. We expect that these changes will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations and our service delivery to customers, could result in contractual penalties or damage claims from customers, could occur over a period longer than planned, and could require greater than expected investment and other internal and external resources. It may also take longer to realize the intended favorable benefits from an enhanced technology infrastructure than we expected, or that disruptions may continue to occur while we enhance this infrastructure.

The process of consolidating our data center involves inherent risks and may cause disruptions to our operations. In October 2018, we suffered a significant outage because of a data center migration, which resulted in unplanned system unavailability and disruption for our customers. We plan to undertake several data center migrations in the future and, during these data migrations, could potentially experience significant service outages. Future service disruptions could hinder our ability to attract new customers, cause us to incur legal liability, contractual penalties or issue service credits to our customers and cause us to lose current customers, each of which could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations and financial condition may be materially adversely affected by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A portion of our revenues is generated from operations outside the United States. In addition, we maintain significant operations outside the United States. Our results of operations and financial condition could be materially adversely affected by changes in foreign currency exchange rates, as well as by several of other factors, including,

CNDT 2021 Annual Report

without limitation, changes in economic conditions from country to country, changes in a country’s political conditions, trade controls and protection measures, financial sanctions, licensing requirements, local tax issues, capitalization and other related legal matters. The withdrawal of the United Kingdom from the European Union, and the resulting impact on cross-border transactions and operations between the United Kingdom and the European Union member states, could materially and adversely affect our operations and financial condition. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations but does not eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our Consolidated Financial Statements. If we are unable to effectively hedge these risks, our results of operations and financial condition could be materially adversely affected.

Legal, Compliance and Data Security Risks

We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information and personal health information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous laws and regulations in the United States (both federal and state) and foreign laws and regulations designed to protect both individually identifiable information and personal health information, including the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), and the regulations promulgated under HIPPA governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, and the European Union General Data Protection Regulation (GDPR) (effective May 25, 2018), which imposes stringent data protection requirements and significant penalties for non-compliance and has had a significant impact on how we process and handle certain data.

Additional laws of the United States and foreign jurisdictions apply to our processing of individually identifiable information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the GDPR and the invalidation of the U.S.-EU Safe Harbor regime have required us to implement alternative mechanisms for some of our data flows from Europe to the United States to comply with applicable law. Changes to existing laws, the introduction of new laws in this area or our failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which could materially adversely affect our results of operations and financial condition.

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

CNDT 2021 Annual Report

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

We are a leading provider of business processing services concentrated in transaction-intensive processing, analytics and automation. We act as a trusted business partner in both front office and back-office platforms, providing interactions on a substantial scale with our customers and other third-parties. Our customers include global commercial clients and government clients who depend upon our operational efficiency, non-interruption of service, and accuracy and security of information. We also use third-party providers such as subcontractors, software vendors, utility providers and network providers, upon whom we rely for our business processing services, to deliver uninterrupted, secure service. As part of our business processing services, we also develop system software platforms necessary to support our customers’ needs, with significant ongoing investment in developing and operating customer-appropriate operating systems, data bases and system software solutions. We also receive, process, transmit and store substantial volumes of information relating to identifiable individuals, both in our role as a service provider and as an employer, and we are subject to numerous laws, rules and regulations in the United States (both federal and state) and foreign jurisdictions designed to protect both individually identifiable information as well as personal health information. We also receive, process and implement financial transactions, and disburse funds, on behalf of both commercial and government customers, which activity includes receiving debit and credit card information to process payments due to our customers as well as disbursing funds to payees of our customers. As a result of these and other business processing services, the integrity, security, accuracy and non-interruption of our systems and information technology and that of our third-party providers and our interfaces with our customers are extremely important to our business, operating results, growth, prospects and reputation.

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

CNDT 2021 Annual Report

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

In some of our services lines, we are contractually subject to industry data security standards. These industry data security standards include Card Brand (Visa, Mastercard, American Express, Discover and JCB) operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a data security standard applicable to companies that collect, store or transmit payment card data. Another industry standard is the Health Information Trust Alliance (HITRUST) which applies to aspects of the healthcare industry in addition to other industries. While we are taking steps to achieve future compliance and/or certification for our systems, and in the future we may not be able to maintain compliance with PCI DSS, HITRUST and other applicable industry standards. We are taking steps to achieve compliance and/or certification for our systems, but we cannot assure that these efforts will be successful in the time required or at all. Any failure to comply fully or materially with PCI DSS, HITRUST and other applicable industry standards now or at any point in the future may provide customers the right to terminate contracts with us or to enforce provisions obligating us to reimburse them for any penalties or costs incurred by them as a result of our non-compliance, or subject us to other fines, penalties, damages or civil liability, each of which could have a material adverse effect on our business, financial condition and results of operations. In addition, failure to meet PCI DSS standards could result in the loss of our ability to accept credit card payments and the failure to meet HITRUST standards could impact our ability to service customers in the healthcare and other industries, both of which could have a material adverse impact on our business, results of operations and financial condition.

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

CNDT 2021 Annual Report

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

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2021, our goodwill balance was $1.3 billion, which represented 33.2% of total consolidated assets. Refer to Note 8 – Goodwill and Intangible Assets, Net to our Consolidated Financial Statements for additional information about our 2019 goodwill impairment.

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

The terms of our indebtedness include several restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

CNDT 2021 Annual Report

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

In addition, our credit facility bears interest at a rate that varies depending on LIBOR. On July 27, 2017, the UK's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. More recently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative. Specifically, this occurred immediately after December 31, 2021, in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month US dollar settings; and will occur immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. Our borrowings are based on these remaining U.S. dollar settings. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced a recommendation to replace U.S. dollar LIBOR with a new index calculated based on overnight transactions under short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). However, there is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms and whether SOFR attains market traction as a LIBOR replacement tool remains in question at this time. LIBOR related changes may negatively impact costs of borrowings under our credit facilities, which could have an adverse effect on our results of operations.

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

To meet the service requirements of our customers, which often includes 24/7 service, and to optimize our employee cost base, including our back-office support, we often locate our delivery service and back-office support

CNDT 2021 Annual Report

centers in lower-cost locations, including several developing countries. Concentrating our centers in these locations presents several operational risks, many of which are beyond our control, including the risks of political instability, natural disasters, safety and security risks, labor disruptions, excessive employee turnover and rising labor rates. Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of such centers outside of the United States could materially adversely affect our results of operations and financial condition. These risks could impair our ability to effectively provide services to our customers and keep our costs aligned to our associated revenues and market requirements.

Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as RPA, to absorb the level of pricing pressures on our services through cost improvements, our ability to hire and retain employees in the current global labor markets and to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through restructuring actions or information technology initiatives, our ability to offset labor cost inflation and competitive price pressures would be impaired, each of which could materially adversely affect our results of operations and financial condition.

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

CNDT 2021 Annual Report

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

CNDT 2021 Annual Report

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

CNDT 2021 Annual Report

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

•To the extent we draw under our credit facility, our debt would increase. Such increase in our level of debt could adversely affect our financial results or ability to incur additional debt and could negatively impact our credit ratings. In addition, because of the risks described above, we may be required to raise additional debt or equity financing, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for our industry as a whole. If, as a result of COVID-19, credit agencies downgrade our credit ratings, or general market conditions were to ascribe higher risk to our credit rating levels, our access to capital and cost of debt financing may be negatively impacted and certain of our existing commercial agreements may require us to post collateral; the continuing impact of the COVID-19 pandemic could also negatively impact our compliance with our financial covenants under our credit facilities. In addition, the terms of future debt agreements could include more restrictive covenants.

•The trading prices for our common shares and the securities of other companies in our industry have been highly volatile because of the COVID-19 pandemic and a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect the financial markets, the value of our common shares and our ability to obtain equity or debt financing on favorable or acceptable terms.

The COVID-19 pandemic continues to rapidly evolve, and additional material impacts and disruptions are likely to occur. These and other factors, which may worsen, can be expected to have a material adverse impact on our business, operations, financial results and capital resources. The ultimate impact of the COVID-19 pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including: the duration of the pandemic; the impact of COVID-19 on countries in which our employees are based, including India, which has recently suffered a severe outbreak; continued emergence of new strains of COVID-19, such as the Delta and Omicron variants; the availability of an effective vaccine and the speed with which it is administered to the public; additional or modified government actions; new information that will emerge concerning the severity and impact of COVID-19; and the actions taken to contain COVID-19 or address its impact in the short and long-term, among others. Furthermore, additional waves of COVID-19 infections or the spread of additional variants (as well as the outbreak of other infectious diseases in the future), such as the Delta and Omicron variants, could have the same or more serious adverse effects on our business. The impact of COVID-19 has also exacerbated and may continue to exacerbate other risks discussed herein, any of which could have a material effect on us. We do not yet know and cannot predict the full extent of potential impacts on our business, our services and business offerings or our operating results and financial condition.

CNDT 2021 Annual Report

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, California, Mexico, Guatemala, India, the Philippines, Jamaica and Romania. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2021 was approximately 5.6 million square feet at an annual operating cost (lease costs and expenses) of approximately $138 million and was composed of 197 leased properties and 4 owned properties. We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.

We had 0.3 million square feet of our leased and owned properties that became surplus in 2021 due to the implementation of our efficiency initiatives to consolidate our real estate footprint. We aggressively managed our surplus properties through early terminations and subleasing of leased properties and the sale of owned properties. As a result, approximately 0.6 million square feet of the surplus property portfolio were resolved during the year ended December 31, 2021. Additional leased and owned properties may become surplus in the future as we continue to optimize our workforce location strategy based on existing conditions and leverage enhanced work-from-home capabilities. We are obligated to maintain our leased surplus properties through required contractual lease periods and plan to dispose of or sublease these properties.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 16 – Contingencies and Litigation to the Consolidated Financial Statements in Part II, Item 8 is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CNDT 2021 Annual Report

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

Common Shareholders of Record

There were 22,153 shareholders of record as of January 31, 2022.

Conduent Common Stock Dividends

We did not pay any dividends on our common stock in 2021. We intend to retain future earnings for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends on our common stock for the foreseeable future.

Performance Graph

Sales of Unregistered Securities During the Quarter Ended December 31, 2021

None

CNDT 2021 Annual Report

Securities Authorized for Issuance Under Existing Equity Compensation Plans

Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from Item 12—Securities Authorized for Issuance Under Existing Equity Compensation Plans.

ITEM 6. [RESERVED]

CNDT 2021 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in six sections:
•Overview;
•Financial Information and Analysis of Results of Operations;
•Metrics;
•Capital Resources and Liquidity;
•Critical Accounting Estimates and Policies; and
•Recent Accounting Changes.

This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes in this Form 10-K for the year ended December 31, 2021. This MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.

The year-over-year comparisons in this MD&A are as of and for the years ended December 31, 2021 and 2020, unless stated otherwise. The discussion of 2020 results and related year-over-year comparisons as of and for the years ended December 31, 2020 and 2019 are found in Item 7 of Part II of our Form 10-K for the year ended December 31, 2020.
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Overview

With revenues of $4.1 billion, we are a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience.

Headquartered in Florham Park, New Jersey, we have a team of approximately 60,000 people as of December 31, 2021, servicing customers from service centers in 24 countries. In 2021, 10% of our revenue was generated outside the U.S.

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

CNDT 2021 Annual Report

decision-making to streamline operations, increase revenue and reduce congestion while creating safer communities and seamless travel experiences for consumers.

Significant 2021 Actions
•Stabilizing Revenue - Revenue of $4,140 million for the year ended December 31, 2021 was a decline of 0.55%, a significantly improved trend compared with the prior year.
•Strong Net Annual Recurring Revenue (ARR) Activity results: In the fourth quarter of 2020, we introduced the Net ARR activity Metric, a trailing twelve-month metric that measures the revenue from recurring services provided to a client inclusive of all new business annual recurring revenue, notification of lost clients and contractual impacts to price and volume. We have seen steady positive growth in this metric from $60 million in the fourth quarter of 2020 to $128 million in the fourth quarter of 2021, an increase of 113%. This increase is driven by new business ARR signings of $408 million for the year ended December 31, 2021, an increase of 16% compared to that of the prior year, and stronger retention of existing clients.
•Debt Refinancing - On October 15, 2021, the Company closed on a debt refinancing and extended its maturity profile. The debt refinancing transactions were as follows:
◦Term Loan A due 2026 in the amount of $265 million;
◦Term Loan B due 2028 in the amount of $515 million;
◦Senior Notes due 2029 in the amount of $520 million; and
◦Revolving Credit Facility maturing 2026 in the amount of $550 million
Upon closing the debt refinancing, $100 million was borrowed under the new revolving credit facility. The net proceeds of the new Term Loan A, Term Loan B, Senior Notes and $100 million of borrowing under the Revolver were used to repay the borrowings under the 2016 Credit Facilities that were outstanding on October 15, 2021. This $100 million was repaid on February 11, 2022. Refer to Note 11 – Debt in the Consolidated Financial Statements for definition of 2016 Credit Facilities and additional information on the debt refinancing.
•Disposition – In December 2021, we entered into an agreement with Symplr Software, Inc. to sell our Midas suite of patient safety, quality and advanced analytics solutions for cash consideration of $321 million subject to customary working capital adjustments. The Midas solution represented approximately $70 million and $72 million of revenue in 2021 and 2020, respectively. The transaction closed on February 8, 2022.
•Global Labor Market Dynamics – To address the significant change in the labor market environment, we responded by strengthening our talent acquisition organization and processes and maintaining an appropriate mix of work-from-home and work-from-office roles, which has resulted in increasing hire rates and improved ratings on Comparably and Glassdoor.

Significant 2020 Actions
•Strong new business signings results – A strong year of new business with total contract value (TCV) signings of $1,934 million in 2020, representing an increase of 94% compared to that of the prior year period.
•Draw down on revolver – In March 2020, we drew down $150 million of our $750 million 2016 Revolving Credit Facility as a precautionary measure in response to the COVID-19 pandemic. This amount was repaid in December 2020.
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

CNDT 2021 Annual Report

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

COVID-19 Outbreak
Throughout the COVID-19 pandemic, we have continued to provide critical and best-in-class services to our customers and their end-users, while ensuring the health and safety of our associates. To address the potential impact to our business over the near-term, our Business Continuity team established a proactive plan in the first quarter of 2020 that has continued throughout the pandemic, which includes:

•Supporting our associates with several specific initiatives, including making improvements to our policies to extend short term disability, providing extra supplemental sick leave coverage and introducing a hardship leave policy.

•Increased sanitation and social distancing for required on-site essential associates.

At the end of 2021, we continued to have most of our workforce in a work-from-home environment. We will continue to assess when to bring associates back to our offices, as appropriate, based on the specific COVID-19 conditions in certain geographies, as well as business requirements.

As the crisis continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and their end-users as well as the Company's needs and to continue to provide our mission-critical services and solutions.

Refer to the discussion of results of operations below for additional discussion of COVID-19 pandemic related effects.

CNDT 2021 Annual Report

Financial Information
The section below provides a comparative discussion of our consolidated results of operations for the year ended December 31, 2021 and 2020. See Item 7. MD&A–Financial Information in our Annual Report on Form 10-K for the year ended December 31, 2020, for a comparative discussion of our consolidated results of operations between 2020 and 2019.

	Year Ended December 31,		2021 vs. 2020
(in millions)	2021	2020	$ Change	% Change
Revenue	$4,140	$4,163	$(23)	(1)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	3,138	3,209	$(71)	(2)%
Selling, general and administrative (excluding depreciation and amortization)	544	468	$76	16%
Research and development (excluding depreciation and amortization)	4	1	3	300%
Depreciation and amortization	352	459	(107)	(23)%
Restructuring and related costs	45	67	(22)	(33)%
Interest expense	55	60	(5)	(8)%
Loss on extinguishment of debt	15	—	15	nm
Loss on divestitures and transaction costs	3	17	(14)	(82)%
Litigation costs, net	3	20	(17)	(85)%
Other (income) expenses, net	6	1	5	500%
Total Operating Costs and Expenses	4,165	4,302	(137)

Loss Before Income Taxes	(25)	(139)	114
Income tax expense (benefit)	3	(21)	24
Net Loss	$(28)	$(118)	$90

Revenue
Revenue for 2021 decreased, compared to the prior year. This is due to lost business from prior years, partially offset by increases attributable to lesser impacts of the COVID-19 pandemic across our Transportation and Commercial Industries segments, increased volumes in our Government Services segment, primarily a result of increased payments activity because of Federal stimulus, and the ramp of new business.

Cost of Services (excluding depreciation and amortization)
Cost of services for 2021 decreased, compared to the prior year, mainly driven by revenue mix, lost business, our efficiency initiatives and cost actions.

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)
SG&A for 2021 increased, compared to the prior year, mainly driven by $32 million of costs related to an abandonment of an internal project initiated in 2018 by prior leadership, an increase in certain employee-compensation costs, growth in the sales organization and higher recruiting expenses. Refer to Note 6 – Land, Buildings, Equipment and Software, Net for additional information on the abandonment of the internal project.

CNDT 2021 Annual Report

Depreciation and Amortization
Depreciation and amortization for 2021 decreased, compared to the prior year, primarily due to a portion of certain customer relationship intangible assets being fully amortized in the first quarter of 2021.

Restructuring and Related Costs
We engage in a series of restructuring programs related to downsizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Year Ended December 31,
(in millions, except headcount in whole numbers)	2021	2020
Severance and related costs	$8	$14
Data center consolidation	23	23
Termination and asset impairment costs	10	22
Total Net Current Period Charges	41	59
Consulting and other costs(1)	4	8
Restructuring and Related Costs	$45	$67
Reduction in headcount(2)	400	1,600
__________

(1)Represents professional support costs associated with certain strategic transformation programs.
(2)Relates to approximate headcount reductions worldwide associated with Severance and related costs

Refer to Note 9 – Restructuring Programs and Related Costs to the Consolidated Financial Statements for additional information regarding our restructuring programs.

Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decrease in Interest expense for 2021, compared to the prior year, was driven primarily by lower interest rates, a lower Term Loan A due 2023 principal balance and the May 1, 2021 repayment of the previously outstanding $34 million Senior Notes due 2024. Additionally, 2020 included interest expense attributable to the $150 million drawdown on our Senior Revolving Credit Facility (Prior Revolver) in March 2020, which was repaid in December 2020. These decreases were partially offset by interest on the Senior notes due 2029. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information.

Loss on Divestitures and Transaction Costs
The costs incurred in 2021 consist of professional fees and other costs related to certain divestiture activities. The costs included in 2020 consist of professional fees related to the strategic review by the Company's Board of Directors and reserves for certain divestiture related litigation.

Litigation Costs, Net
Net litigation costs for 2021 and 2020 primarily consist of reserves for various matters that are subject to litigation. The prior year amount related to certain reimbursement matters with our former parent company, Xerox Corporation.

Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information.

Other (Income) Expenses, Net
Other (income) expenses, net for 2021 and 2020 primarily includes an impairment loss on an equity investment, foreign currency transaction losses (gains), interest income and the Student Loan business shut-down costs.

CNDT 2021 Annual Report

Income Taxes
The 2021 effective tax rate was (9.7)%, compared to 15.1% for 2020. The 2021 rate was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, valuation allowances, non-deductible expenses and tax settlement adjustments, partially offset by tax credits. The 2020 rate was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, tax settlements, and valuation allowances partially offset by tax credits. The GAAP tax rate is lower in 2021 compared to 2020 due to the impact of discrete tax charges and a small pre-tax loss.

Excluding the impact of amortization, restructuring and other adjustments and discrete tax items, the normalized effective tax rate for 2021 was 26.6%, consistent with the 2020 rate of 27.3%.

The Company believes it is reasonably possible that unrecognized tax benefits of approximately $11 million will reverse within 12 months due to anticipated audit settlements.

In recent years, government agencies and global organizations have had an increased focus on the issues of taxation of multinational corporations. During 2021, following a framework agreement reached between almost all member countries of the Organization for Economic Co-operation and Development (OECD), the OECD released rules around global taxation of the digital services businesses and a global minimum tax rate, commonly referred to as Pillar 1 and Pillar 2 of the Base Erosion and Profit Shifting (BEPS) initiative, respectively. Pillar 1 addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions based on a market based concept rather than historical “permanent establishment” concepts. Pillar 1 is directed at companies with revenues greater than 20 billion Euro and is not applicable to Conduent. Pillar 2 addresses the remaining BEPS risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax rate and a proposed withholding tax on certain base eroding payments. Pillar 2 may have limited application to Conduent but we do not anticipate a material impact based on current guidance.

CNDT 2021 Annual Report

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

The section below provides a comparative discussion of our financial performance by segment between the year ended December 31, 2021 and 2020. See Item 7. MD&A - Operations Review of Segments in our Annual Report on Form 10-K for the year ended December 31, 2020 for a comparative discussion of our consolidated results of operations by segment between 2020 and 2019.

Segment Performance Review

(in millions)	Commercial Industries	Government Services	Transportation	Other		Unallocated Costs	Total
Year Ended Dec 31, 2021				Divestitures	Other
Total Revenue	$2,076	$1,318	$746	$—	$—	$—	$4,140
Segment profit (Loss)	$137	$412	$75	$—	$1	$(388)	$237
Adjusted EBITDA	$240	$440	$109	$—	$1	$(303)	$487

% of Total Revenue	50.1%	31.8%	17.9%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	11.6%	33.4%	14.6%	—%	—%	—%	11.8%

Year Ended Dec 31, 2020
Total Revenue	$2,163	$1,281	$719	$—	$—	$—	$4,163
Segment profit (Loss)	$150	$372	$82	$—	$9	$(348)	$265
Adjusted EBITDA	$258	$397	$117	$—	$2	$(294)	$480

% of Total Revenue	52.0%	30.8%	17.3%	—%	—%	—%	100.0%
Adjusted EBITDA Margin	11.9%	31.0%	16.3%	—%	—%	—%	11.5%

CNDT 2021 Annual Report

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2021	2020	2019
Income (Loss) Before Income Taxes	(25)	(139)	(2,106)
Reconciling items:
Amortization of acquired intangible assets	135	239	246
Restructuring and related costs	45	67	71
Interest expense	55	60	78
Loss on extinguishment of debt	15	—	—
Goodwill impairment	—	—	1,952
Loss on divestitures and transaction costs	3	17	25
Litigation costs, net	3	20	17
Other (income) expenses, net	6	1	(10)
Segment Pre-Tax Income (Loss)	$237	$265	$273
Segment depreciation and amortization	218	222	216
NY MMIS/HE charge (credit)	—	—	1
CA MMIS charge (credit)	—	(7)	—
Abandonment of internal project	32	—	—
Other adjustments	—	—	4
Adjusted EBITDA	$487	$480	$494

Commercial Industries Segment

Revenue

Commercial Industries revenue for 2021 decreased, compared to the prior year, due to reduced revenue from our HSA offering "Benefit Wallet" (within our HRLS business) as a result of Federal Reserve initiated interest rate reductions, as well as lost business from prior years, partially offset by the ramp of new business.

Segment Profit and Adjusted EBITDA

Decreases in the Commercial Industries segment profit and adjusted EBITDA for 2021, compared to the prior year, were mainly driven by overall revenue declines and the dynamics of a challenging labor market in both North America and Europe, partially offset by the result of progress in our efficiency initiatives and one-time contract exit costs in the second quarter of 2020.

Government Services Segment

Revenue

Government Services revenue for 2021 increased, compared to the prior year, primarily driven by COVID-19 related volume increases. These increases were partially offset by lost business from prior years. The increased volumes from the COVID-19 pandemic were largely driven by the increase in Pandemic SNAP volumes.

Segment Profit and Adjusted EBITDA

Increases in the Government Services segment profit and adjusted EBITDA for 2021, compared to the prior year, were mainly driven by higher COVID-19 related volumes at strong margins and expense reductions resulting from progress in our efficiency initiatives.

CNDT 2021 Annual Report

Transportation Segment

Revenue

Transportation revenue for 2021 increased, compared to the prior year, driven by the ramp of new business and the impact of loosening of numerous COVID-19 related restrictions, particularly in the United States, partially offset by lost business from prior years.

Segment Profit and Adjusted EBITDA

Transportation segment profit and adjusted EBITDA for 2021 decreased, compared to the prior year, driven by lower margins on new business in our Tolling business, the impact of lost business in the prior year and temporary cost savings in the prior year that more than offset progress in our efficiency initiatives.

Other

Segment Profit (Loss) and Adjusted EBITDA

The decrease in Other segment profit for 2021 compared to the prior year, was primarily due to an adjustment to the then remaining California Medicaid Management Information System settlement liability of $7 million as a result of the contract expiring in March 2020. This benefit was excluded from adjusted EBITDA for segment reporting purposes due to its non-recurring nature.

Unallocated Costs

The decrease in segment profit is primarily due to the $32 million charge related to the abandonment of an internal project. The decrease in adjusted EBITDA for 2021, compared to the prior year, was mainly driven by a greater proportion of legal costs being related to corporate matters and therefore not being allocated to a segment.

Metrics

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV is the estimated total contractual revenue related to signed contracts, excluding the impact of divested business as required.

For the year ended December 31, 2021, the Company signed $1,785 million of new business, representing an 8% decrease compared to the prior year. Renewal TCV for the year ended December 31, 2021 was $2,835 million, an increase of 1% compared to the prior year.

The amounts in the following table exclude the impact of divestitures.

	Year Ended December 31,		2021 vs. 2020
(in millions)	2021	2020	$ Change	% Change
New business TCV	$1,785	$1,934	$(149)	(8)%
Renewals TCV	2,835	2,809	26	1%
Total Signings	$4,620	$4,743	$(123)	(3)%

New business annual recurring revenue (ARR) signings(1)	$408	$353	$55	16%
New business non-recurring revenue (NRR) signings(2)	$410	$255	$155	61%
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

CNDT 2021 Annual Report

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

The Net ARR activity metric for the trailing twelve months for each of the prior four quarters was as follows:

(in millions)	Net ARR Activity metric
December 31, 2021	$128
September 30, 2021	132
June 30, 2021	106
March 31, 2021	87

Capital Resources and Liquidity

As of December 31, 2021 and 2020, total cash and cash equivalents were $415 million (of which approximately $132 million was cash in foreign locations) and $450 million (of which approximately $124 million was cash in foreign locations), respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $100 million has been utilized for borrowings and $20 million has been utilized for letters of credit as of December 31, 2021. On February 11, 2022, we repaid this $100 million.

As of December 31, 2021, in addition to the borrowings under our revolving line of credit, there was a total of $1.3 billion outstanding borrowings under our 2021 Term Loan A, Term Loan B and Senior notes, of which $22 million was due within one year. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional debt information.

In January 2019, we acquired Health Solution Plus, a software provider of healthcare payer administration solutions for a total base consideration of $90 million. This acquisition is part of the Commercial Industries segment.

In February 2019, we reached a settlement agreement and release with the State of Texas (State) and the Texas Department of Health and Human Services, which was amended in May 2019 (Texas Agreement). Pursuant to the terms of the Texas Agreement, the Company was required to pay the State $236 million, of which $118 million was paid in 2019 and the remaining $118 million was paid in January 2020.

Cash Flow Analysis

The following summarizes our cash flows for the two years ended December 31, 2021, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,		Change
(in millions)	2021	2020	2021 vs. 2020
Net cash provided by (used in) operating activities	$243	$161	$82
Net cash provided by (used in) investing activities	(142)	(134)	(8)
Net cash provided by (used in) financing activities	(132)	(74)	(58)

Operating Activities
The net improvement in cash flow provided by operating activities of $82 million, compared to the prior year, was primarily attributable to the absence of the payment in 2020 under the Texas Agreement, partially offset by higher net income tax payments and other working capital changes.

CNDT 2021 Annual Report

Investing Activities

The increase in cash used in investing activities of $8 million, compared to the prior year, was primarily due to increased spending related to modernizing our infrastructure and productivity tools.

Financing Activities

The increase in cash used in financing activities of $58 million, compared to the prior year, was primarily due to increased payments of principal on debt and payment of debt issuance costs related to our debt refinancing in 2021 and payment of the previously outstanding $34 million of Senior Notes due 2024.

Sales of Accounts Receivable

The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the years ended December 31, 2021, 2020 and 2019 was $(10) million, $(22) million and $51 million, respectively. The net impact from the sales of accounts receivable represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of collections prior to the end of the year.

Financial Instruments

Refer to Note 12 – Financial Instruments to the Consolidated Financial Statements for additional information.

Material Cash Requirements from Contractual Obligations

The Company believes its balances of cash and cash equivalents, which totaled $415 million as of December 31, 2021, along with cash generated by operations and amounts available for borrowing under its 2021 Revolving Credit Facility, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.

At December 31, 2021, the Company’s material cash requirements include the following contractual and other obligations.

Debt

As of December 31, 2021, we had outstanding debt with floating and fixed rates totaling $1,440 million, of which $30 million was due within 12 months. Future interest payments associated with this debt, which has maturities through 2029, are $511 million, of which $71 million is due within 12 months. Refer to Note 11 – Debt in the Consolidated Financial Statements for additional information.

Leases

In the normal course of business, we enter lease arrangements for certain equipment and facilities. As of December 31, 2021, total fixed lease payables were $309 million, of which $92 million was due within 12 months. Refer to Note 7 – Leases in the Consolidated Financial Statements for additional information.

Estimated Purchase Commitments

We have committed to purchasing certain materials and services to support our operations. The total of these commitments was $138 million as of December 31, 2021, of which $88 million was due within 12 months.

CNDT 2021 Annual Report

Other Contingencies and Commitments

As more fully discussed in Note 16 – Contingencies and Litigation to the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers and customers. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Should developments in any of these areas cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. Refer to Note 16 – Contingencies and Litigation in the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2021, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In addition, refer to the preceding discussion of the Company's contractual cash obligations and other commercial commitments and Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding contingencies, guarantees and indemnifications.

Critical Accounting Estimates and Policies

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

Specific risks associated with these critical accounting policies are discussed in MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

CNDT 2021 Annual Report

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

On December 29, 2021, the Company signed a definitive agreement to sell its Midas Suite of Solutions to Symplr Software, Inc. This action was taken because of the Company's strategy to streamline its portfolio and its consideration of divestitures of select businesses to enhance shareholder and client value. As of December 31, 2021, the Company determined that this business met the conditions above to be classified as held for sale. Refer to Note 4 – Assets/Liabilities Held for Sale and Divestiture to the Consolidated Financial Statements for additional information.

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

Goodwill

Goodwill is not amortized but rather tested for impairment annually, or more frequently if an event or circumstance indicates that impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated adverse events or conditions impacting revenues, cash flows or profitability, unanticipated competitive activities and acts by governments and courts. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies and Note 8 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for additional information regarding our goodwill policies.

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

Our annual quantitative impairment test of goodwill was performed as of October 1, 2021.

CNDT 2021 Annual Report

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

We believe these assumptions are appropriate and reflect our forecasted long-term business model and consider our historical results as well as the current economic environment and markets that we serve. The most significant assumptions used in the goodwill analysis relate to the discount rates (ranging from 11.50% to 13.50%) and long-term organic growth rates (ranging from 2.5% to 3.0%) for the reporting units within the Commercial Industries, Government Services and Transportation reportable segments.

Based on our quantitative assessments, we concluded that the fair value of our reporting units exceeded their respective carrying values and, accordingly, we did not record any goodwill impairment charge in the year ended December 31, 2021. If we used different assumptions for discount rates or long-term organic growth rates, our calculated fair values of our reporting units could be higher or lower which could result in a goodwill impairment.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our provision will change based on discrete or other nonrecurring events such as audit settlements, tax law changes, changes in valuation allowances and other factors, that may not be predictable. If there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $265 million and $294 million had valuation allowances of $82 million and $83 million at December 31, 2021 and 2020, respectively.

CNDT 2021 Annual Report

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $23 million, $23 million and $24 million at December 31, 2021, 2020 and 2019, respectively.

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

CNDT 2021 Annual Report

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from foreign currency exchange rates, which could affect operating results, financial position and cash flows. We manage our exposure to this market risk through our regular operating and financing activities and, when appropriate, using derivative financial instruments. We utilized derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. We also hedge the cost to fund material non-dollar entities by buying currencies periodically in advance of the funding date. This is accounted for using derivative accounting.

Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 12 – Financial Instruments to the Consolidated Financial Statements for additional discussion on our financial risk management.

Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2021, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2021. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2021 would have an impact on our cumulative translation adjustment portion of equity of approximately $77 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $772 million at December 31, 2021.

Interest Rate Risk Management

The consolidated weighted-average interest rates related to our total debt for 2021 approximated 3.10% for 2021 Term A Loan due 2026, 5.00% for 2021 Term B Loan due 2028, 6.04% for 2021 Senior Notes due 2029, 2.58% for our 2021 Revolving Credit Facility maturing 2026 and 5.01% for finance lease obligations. As of December 31, 2021, $880 million of our total debt of $1,440 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2021, a 10% increase in market interest rates would decrease the fair values of such financial instruments by approximately $19 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by approximately $20 million.

CNDT 2021 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Conduent Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Conduent Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

CNDT 2021 Annual Report

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

Goodwill Impairment Assessment – Reporting Units Within the Commercial Industries Reportable Segment

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,339 million as of December 31, 2021. The goodwill associated with the Commercial Industries reportable segment was $661 million. Management tests goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. As disclosed by management, the annual quantitative impairment test of goodwill was performed as of October 1, 2021. Impairment testing for goodwill is done at the reporting unit level. The fair value of reporting units is determined using a combination of both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis based upon the forecasted future business results of reporting units. The market approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. There was no impairment identified for the year ended December 31, 2021. As disclosed by management, the most significant assumptions used in the goodwill analysis relate to the long-term organic growth rate as well as the discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the reporting units within the Commercial Industries reportable segment is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to the long-term organic growth rate and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s goodwill impairment assessment, including controls over the determination of the fair value of the reporting units within the Commercial Industries reportable segment. These procedures also included, among others, testing management’s process for determining the fair value of the reporting units within the Commercial Industries reportable segment; evaluating the appropriateness of the discounted cash flow analysis;

CNDT 2021 Annual Report

testing the completeness and accuracy of underlying data used in the discounted cash flow analysis; and evaluating the significant assumptions used by management related to the long-term organic growth rate and the discount rates. Evaluating management’s significant assumption related to the long-term organic growth rate involved evaluating whether the long-term organic growth rate used was reasonable considering (i) the current and past performance of each reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the long-term organic growth rate assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow analysis and in the evaluation of the reasonableness of the long-term organic growth rate and the discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 23, 2022

We have served as the Company’s auditor since 2016.

CNDT 2021 Annual Report

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

/s/ CLIFFORD SKELTON	/s/ STEPHEN WOOD
Chief Executive Officer	Chief Financial Officer & Principal Accounting Officer

CNDT 2021 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2021	2020	2019
Revenue	$4,140	$4,163	$4,467
Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	3,138	3,209	3,494
Selling, general and administrative (excluding depreciation and amortization)	544	468	479
Research and development (excluding depreciation and amortization)	4	1	8
Depreciation and amortization	352	459	459
Restructuring and related costs	45	67	71
Interest expense	55	60	78
Loss on extinguishment of debt	15	—	—
Goodwill impairment	—	—	1,952
Loss on divestitures and transaction costs	3	17	25
Litigation costs, net	3	20	17
Other (income) expenses, net	6	1	(10)
Total Operating Costs and Expenses	4,165	4,302	6,573
Loss Before Income Taxes	(25)	(139)	(2,106)
Income tax expense (benefit)	3	(21)	(172)
Net Loss	$(28)	$(118)	$(1,934)
Basic Loss per Share	$(0.18)	$(0.61)	$(9.29)
Diluted Loss per Share	$(0.18)	$(0.61)	$(9.29)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2021 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2021	2020	2019
Net Loss	$(28)	$(118)	$(1,934)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(31)	8	3
Reclassification of currency translation adjustments on divestitures	—	—	15
Reclassification of divested benefit plans and other	—	—	(1)
Unrecognized gains (losses), net	(1)	—	1
Changes in benefit plans, net	1	1	—
Other Comprehensive Income (Loss), Net	(31)	9	18

Comprehensive Income (Loss), Net	$(59)	$(109)	$(1,916)
__________
(1)All amounts are net of tax. Tax effects were immaterial. Refer to Note 19 – Other Comprehensive Income (Loss) for information about pre-tax amounts.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2021 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2021	2020
Assets
Cash and cash equivalents	$415	$450
Accounts receivable, net	699	670
Assets held for sale	184	—
Contract assets	154	151
Other current assets	228	306
Total current assets	1,680	1,577
Land, buildings and equipment, net	281	305
Operating lease right-of-use assets	231	246
Intangible assets, net	52	187
Goodwill	1,339	1,528
Other long-term assets	453	413
Total Assets	$4,036	$4,256
Liabilities and Equity
Current portion of long-term debt	$30	$90
Accounts payable	198	182
Accrued compensation and benefits costs	243	237
Unearned income	82	133
Liabilities held for sale	29	—
Other current liabilities	443	450
Total current liabilities	1,025	1,092
Long-term debt	1,383	1,420
Deferred taxes	75	97
Operating lease liabilities	184	207
Other long-term liabilities	95	108
Total Liabilities	2,762	2,924

Contingencies (See Note 16)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,910	3,899
Retained earnings (deficit)	(2,351)	(2,313)
Accumulated other comprehensive loss	(429)	(398)
Total Equity	1,132	1,190
Total Liabilities and Equity	$4,036	$4,256

Shares of common stock issued and outstanding	215,381	212,074
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2021 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(28)	$(118)	$(1,934)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	352	459	459
Contract inducement amortization	1	2	3
Goodwill impairment	—	—	1,952
Write-off of implementation costs	28	—	—
Deferred income taxes	(21)	(21)	(220)
(Gain) loss from investments	5	(3)	(4)
Amortization of debt financing costs	6	7	7
Loss on extinguishment of debt	15	—	—
Loss on divestitures and sales of fixed assets, net	1	6	8
Stock-based compensation	21	20	24
Allowance for credit losses	1	2	3
Changes in operating assets and liabilities:
Accounts receivable	(45)	(14)	107
Other current and long-term assets	(44)	(36)	(14)
Accounts payable and accrued compensation and benefits costs	23	39	(15)
Other current and long-term liabilities	(68)	(174)	(247)
Net change in income tax assets and liabilities	(4)	(8)	3
Net cash provided by (used in) operating activities	243	161	132
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(80)	(76)	(148)
Proceeds from sale of land, buildings and equipment	—	—	2
Cost of additions to internal use software	(67)	(63)	(67)
Payments for acquisitions, net of cash acquired	—	—	(90)
Proceeds from divestitures	5	5	(7)
Net cash provided by (used in) investing activities	(142)	(134)	(310)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	100	150	—
Payments on revolving credit facility	—	(150)	—
Proceeds from the issuance of debt, net	1,299	5	—
Payments on debt	(1,500)	(55)	(54)
Debt issuance costs	(9)	—	—
Premium on debt redemption	(2)	—	—
Payment of contingent consideration related to acquisition	—	(4)	—
Taxes paid for settlement of stock-based compensation	(10)	(10)	(21)
Dividends paid on preferred stock	(10)	(10)	(10)
Net cash provided by (used in) financing activities	(132)	(74)	(85)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	—	3
Increase (decrease) in cash, cash equivalents and restricted cash	(38)	(47)	(260)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	458	505	765
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$420	$458	$505
 ___________
(1)Includes $5 million, $8 million and $9 million of restricted cash as of the years ended December 31, 2021, 2020 and 2019, respectively, that was included in Other current assets on their respective Consolidated Balance Sheets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2021 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Conduent Shareholders’ Equity
Balance at December 31, 2018	$2	$3,878	$(233)	$(425)	$3,222
Dividend - preferred stock, $80/per share	—	—	(10)	—	(10)
Cumulative effect of accounting change - lease standard	—	—	(8)	—	(8)
Stock option and incentive plans, net	—	12	—	—	12
Comprehensive Income (Loss):
Net Loss	—	—	(1,934)	—	(1,934)
Other comprehensive income (loss), net	—	—	—	18	18
Total Comprehensive Income (Loss), Net	—	—	(1,934)	18	(1,916)
Balance at December 31, 2019	$2	$3,890	$(2,185)	$(407)	$1,300
Dividend - preferred stock, $80/per share	—	—	(10)	—	(10)
Stock option and incentive plans, net	—	9	—	—	9
Comprehensive Income (Loss):
Net Loss	—	—	(118)	—	(118)
Other comprehensive income (loss), net	—	—	—	9	9
Total Comprehensive Income (Loss), Net	—	—	(118)	9	(109)
Balance at December 31, 2020	$2	$3,899	$(2,313)	$(398)	$1,190
Dividend - preferred stock, $80/per share	—	—	(10)	—	(10)
Stock option and incentive plans, net	—	11	—	—	11
Comprehensive Income (Loss):
Net Loss	—	—	(28)	—	(28)
Other comprehensive income (loss), net	—	—	—	(31)	(31)
Total Comprehensive Income (Loss), Net	—	—	(28)	(31)	(59)
Balance at December 31, 2021	$2	$3,910	$(2,351)	$(429)	$1,132
 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2021 Annual Report

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

The Company has evaluated subsequent events through February 23, 2022.

Conduent Incorporated is a New York corporation, organized in 2016. Its common stock began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the NASDAQ Global Select Market (NASDAQ), where it remains listed under the ticker "CNDT".

Use of Estimates

The Company prepared the Consolidated Financial Statements using financial information available at the time of preparation, which requires it to make estimates and assumptions that affect the amounts reported. The Company's most significant estimates pertain to intangible assets, valuation of goodwill, contingencies and litigation and income taxes. These estimates are based on management's best knowledge of current events, historical experience, and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

As of December 31, 2021, the impact of the COVID-19 pandemic, the mitigating impact of the rollout of a vaccine for it and fluctuating cases of new variants of the virus continue to unfold. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT 2021 Annual Report

New Accounting Standards

The Company has considered all recent accounting standards issued, but not yet effective, and does not expect any to have a material impact on the Company's Consolidated Financial Statements.

Recently Adopted Accounting Standards

Reference Rate Reform: In March 2020, the Financial Accounting Standards Board (FASB) issued updated guidance relating to the accounting for the discontinuation of the London Inter-bank Offered Rate (LIBOR), referred to as reference rate reform. This guidance provides optional practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the reference rate reform if certain criteria are met. This guidance is applicable to contract modifications that replace a reference LIBOR rate affected by reference rate reform. The amendments may be applied through December 31, 2022. The Company adopted the reference rate reform guidance on a retrospective basis as of January 1, 2021. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Income Taxes: In December 2019, the FASB issued final guidance that simplified the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (ASC) 740, Income Taxes. This final guidance was effective for fiscal years beginning January 1, 2021. The Company adopted the final income taxes guidance as of January 1, 2021. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

The American Rescue Plan Act, which became law in March 2021, added a new subsection to Section 162(m) of the Internal Revenue Code to expand the application of Section 162(m) to an additional five most highly compensated individuals. The expansion of Section 162(m) coverage is effective for tax years beginning after December 31, 2026. This expansion does not have an impact in the current year. The Company will monitor any potential impacts going forward.

Summary of Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, including money market funds and investments with original maturities of three months or less.

Receivable Sales

In 2021, 2020 and 2019, the Company sold certain accounts receivable and derecognized the corresponding receivable balance. Refer to Note 5 – Accounts Receivable, Net for more details on the Company's receivable sales.

Assets/Liabilities Held for Sale

The Company classifies assets as held for sale in the period when the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal group); (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

CNDT 2021 Annual Report

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

On December 29, 2021, the Company signed a definitive agreement to sell its Midas Suite of Solutions to Symplr Software, Inc. This action was taken because of the Company's strategy to streamline its portfolio and its consideration of divestitures of select businesses to enhance shareholder and client value. As of December 31, 2021, the Company determined that this business met the conditions discussed above to be classified as held for sale.

Refer to Note 4 – Assets/Liabilities Held for Sale and Divestiture for further discussion.

Land, Buildings and Equipment

Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Significant improvements are capitalized and maintenance and repairs are expensed when incurred.

Refer to Note 6 – Land, Buildings, Equipment and Software, Net for further discussion.

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

Product Software: The Company also capitalizes certain costs related to the development of software solutions to be sold to its customers upon reaching technological feasibility. These costs are amortized on a straight-line basis over the estimated economic life of the software. Amounts incurred for Product Software are included in Cash Flows from Operating activities. The Company performs annual reviews to ensure that unamortized Product Software costs remain recoverable from estimated future operating profits (net realizable value). Costs to support or service licensed software are charged to Costs of services as incurred.

Internal use and Product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Refer to Note 6 – Land, Buildings, Equipment and Software, Net for further information.

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

In the fourth quarter of 2021, the Company wrote-off approximately $28 million of previously capitalized implementation costs. Refer to Note 6 – Land, Buildings, Equipment and Software, Net for further information.

CNDT 2021 Annual Report

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

Refer to Note 7 – Leases for further information.

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

CNDT 2021 Annual Report

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Reform). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI were recognized for the year ended December 31, 2021.

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

The U.S. Dollar is used as the functional currency for certain foreign subsidiaries that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in re-measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are recorded in Currency (gains) and losses within Other (income) expenses, net together with other foreign currency re-measurements.

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

CNDT 2021 Annual Report

a stand-ready obligation, the evaluation of the nature of our performance obligation is focused on each time increment rather than the underlying activities. Accordingly, the promise to stand-ready is accounted for as a single-series performance obligation.

Once the Company determines the performance obligations, the Company determines the transaction price, which is based on fixed and variable consideration. Typical forms of variable consideration include variable pricing based on the number of transactions processed or usage-based pricing arrangements. Variable consideration is also present in the form of volume discounts, tiered and declining pricing, penalties for service level agreements, performance bonuses and credits. In circumstances where the Company meets certain requirements to allocate variable consideration to a distinct service within a series of related services, it allocates variable consideration to each distinct period of service within the series. In limited circumstances, if the Company does not meet those requirements, it includes an estimate of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines standalone selling prices based on the prices charged to customers or by using expected cost plus a reasonable margin.

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

CNDT 2021 Annual Report

Note 2 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segments. Refer to Note 3 – Segment Reporting for additional information on the Company's reportable segments.

	Year Ended December 31,
(in millions)	2021	2020	2019
Commercial Industries:
Customer experience management	$629	$648	$669
Business operations solutions	567	566	632
Commercial healthcare solutions	435	431	482
Human resource and learning services	445	518	602
Total Commercial Industries	2,076	2,163	2,385
Government Services:
Government healthcare solutions	576	603	675
Government services solutions	742	678	588
Total Government Services	1,318	1,281	1,263
Transportation:
Roadway charging & management services	327	318	327
Transit solutions	262	248	254
Curbside management solutions	82	72	107
Public safety solutions	67	73	83
Commercial vehicles	8	8	10
Total Transportation	746	719	781
Other:
Divestitures	—	—	36
Education	—	—	2
Total Other	—	—	38
Total Consolidated Revenue	$4,140	$4,163	$4,467

Timing of Revenue Recognition:
Point in time	$111	$110	$144
Over time	4,029	4,053	4,323
Total Revenue	$4,140	$4,163	$4,467

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

Business Operations Solutions: The Company helps its clients improve communications with their customers and constituents, whether it is on paper, online or through other communication channels. The Company also offers a broad array of flexible transaction processing services that include data entry, scanning, image processing, enrollment processing, claims processing, high volume offsite print and mail services and file indexing. The Company serves clients by managing their critical finance, accounting and procurement processes. These services include general accounting and reporting, billing and accounts receivable and purchasing, accounts payable and expense management services. The Company also offers wholesale and retail lockbox services and process auto and mortgage loans in the United States.

CNDT 2021 Annual Report

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

Government Services Solutions: The Company is a leader in government payment disbursements for federally sponsored programs like SNAP, commonly known as food stamps and WIC as well as government-initiated cash disbursements such as child support and unemployment benefits.

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

CNDT 2021 Annual Report

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

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	December 31, 2021	December 31, 2020
Contract Assets (Unearned Income)
Current contract assets	$154	$151
Long-term contract assets(1)	8	13
Current unearned income	(82)	(133)
Long-term unearned income(2)	(48)	(29)
Net Contract Assets	$32	$2
Accounts receivable, net	$699	$670
__________
(1)Presented in Other long-term assets in the Consolidated Balance Sheets
(2)Presented in Other long-term liabilities in the Consolidated Balance Sheets

Revenues of $107 million and $101 million were recognized during the years ended December 31, 2021 and 2020, respectively, related to the Company's unearned income at December 31, 2020 and December 31, 2019. The Company had no material asset impairment charges related to contract assets for the year ended December 31, 2021.

Transaction Price Allocated to the Remaining Performance Obligations

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at December 31, 2021, was approximately $1.2 billion. The Company expects to recognize approximately 76% of this revenue over the next 2 years and the remainder thereafter.

Costs to Obtain and Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. The net book value of these costs, which was $25 million and $23 million as of December 31, 2021 and 2020, respectively, are included in Other long-term assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. These costs are amortized in Depreciation and amortization over the term of the contract or the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.

In addition, the Company may provide inducement payments to secure customer contracts. These inducement payments are capitalized and amortized as a reduction of revenue over the term of the customer contract. The net book value of these costs totaled $19 million and $21 million as of December 31, 2021 and 2020, respectively, and are included in Other long-term assets.

Also, the Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. The net book value of

CNDT 2021 Annual Report

these costs, which comprise set-up/transition activities, was $29 million and $32 million as of December 31, 2021 and 2020, respectively, and are classified in Other long-term assets on the Consolidated Balance Sheets. Contract fulfillment costs are expensed to Depreciation and amortization as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.

These costs are periodically reviewed for impairment.

The amortization of costs incurred to obtain and fulfill a contract, excluding contract inducements, for the years ended December 31, 2021, 2020 and 2019, were $39 million, $41 million and $42 million, respectively.

The expected amortization expense for the next five years and thereafter for these costs is as follows:

2022	2023	2024	2025	2026	Thereafter
$25	$15	$8	$5	$3	$17

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

In 2020, the Company realigned its sales organization and certain shared IT and other allocated functions and reallocated certain costs that were previously included in the Shared IT/Infrastructure and Corporate Costs (now referred to as Unallocated Costs) to each of the reportable segments. The year ended December 31, 2019 amounts have been recast to reflect these changes.

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

CNDT 2021 Annual Report

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
(in millions)	Commercial Industries	Government Services	Transportation	Other		Unallocated Costs	Total
2021				Divestitures	Other
Revenue	$2,076	$1,318	$746	$—	$—	$—	$4,140
Segment profit (loss)	$137	$412	$75	$—	$1	$(388)	$237

2020
Revenue	$2,163	$1,281	$719	$—	$—	$—	$4,163
Segment profit (loss)	$150	$372	$82	$—	$9	$(348)	$265

2019
Revenue	$2,385	$1,263	$781	$36	$2	$—	$4,467
Segment profit (loss)	$270	$279	$69	$1	$(1)	$(345)	$273

The following is a reconciliation of segment profit (loss) to income (loss) before income taxes:

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2021	2020	2019
Loss Before Income Taxes	$(25)	$(139)	$(2,106)
Reconciling items:
Amortization of acquired intangible assets	135	239	246
Restructuring and related costs	45	67	71
Interest expense	55	60	78
Loss on extinguishment of debt	15	—	—
Goodwill impairment	—	—	1,952
Loss on divestitures and transaction costs	3	17	25
Litigation costs, net	3	20	17
Other (income) expenses, net	6	1	(10)
Segment Profit (Loss)	$237	$265	$273

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
(in millions)	2021	2020	2019	2021	2020
United States	$3,712	$3,748	$4,000	$651	$628
Europe	368	357	386	39	44
Other areas	60	58	81	96	114
Total Revenues and Long-Lived Assets	$4,140	$4,163	$4,467	$786	$786
__________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net, (iii) Product software, net and (iv) Operating lease right-of-use assets.

CNDT 2021 Annual Report

Note 4 – Assets/Liabilities Held for Sale and Divestiture

Assets/Liabilities Held for Sale

On December 29, 2021, the Company signed a definitive agreement to sell its Midas Suite of patient safety, quality and advanced analytics solutions to Symplr Software, Inc. (the Buyer), a third party. The transaction closed on February 8, 2022 for cash consideration of $321 million subject to customary working capital adjustments. This action was taken because of the Company's strategy to streamline its portfolio and its consideration of divestitures of select businesses to enhance shareholder and client value. The assets and liabilities of this portfolio, collectively referred to as the Disposal Group, have been reclassified as held for sale and measured at the lower of carrying value or fair value less costs to sell. The Disposal Group is currently reported in the Commercial Industries segment. The pretax profit of the Disposal Group, excluding unallocated costs, was $30 million, $31 million and $33 million for the years ended December 31, 2021, 2020 and 2019, respectively. As the consideration for the Disposal Group is greater than the carrying value, the Company will record a gain on the sale of the Midas business in the first quarter of 2022.

The following is a summary of the major categories of assets and liabilities that have been reclassified as held for sale:

(in millions)	December 31, 2021
Accounts Receivable, net	$9
Other current assets	1
Product Software, net	10
Goodwill	162
Other long-term assets	2
Total Assets held for sale	$184
Accounts payable	$1
Accrued compensation and benefits costs	3
Unearned income	24
Other current liabilities	1
Total Liabilities held for sale	$29

Divestiture

In February 2019, the Company completed the sale of a portfolio of select standalone customer care contracts to Skyview Capital LLC. During 2019, the Company recorded additional losses and transaction costs of $17 million on the sale of this portfolio, reflecting certain changes in estimates that were made when recording the initial charge in 2018. The revenue generated from this business was $36 million for the three months ended March 31, 2019.

CNDT 2021 Annual Report

Note 5 – Accounts Receivable, Net

The Accounts receivable, net balance of $699 million and $670 million at December 31, 2021 and 2020, respectively, included allowance for doubtful accounts of $0 million and $2 million at December 31, 2021 and 2020, respectively.

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

Accounts receivable sales for the years ended December 31, 2021 and 2020 were $422 million and $529 million, respectively.

Note 6 - Land, Buildings, Equipment and Software, Net

Land, buildings and equipment, net was as follows:

	Estimated Useful Lives	December 31,
(in millions except as noted)	(Years)	2021	2020
Land		$1	$1
Building and building equipment	25 to 50	7	7
Leasehold improvements	Varies	250	268
IT, other equipment and office furniture	3 to 15	883	869
Other	4 to 20	3	2
Construction in progress		49	35
Subtotal		1,193	1,182
Accumulated depreciation		(912)	(877)
Land, Buildings and Equipment, Net		$281	$305

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $116 million, $125 million and $123 million, respectively.

CNDT 2021 Annual Report

Internal Use and Product Software

Internal use and Product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Internal use and Product software as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2021	2020	2019
Internal use software	$65	$63	$70
Product software	45	36	9

	December 31,
(in millions)	2021	2020
Internal use software, at cost	$563	$524
Accumulated amortization	(382)	(361)
Internal use software, net	$181	$163

Product software, at cost	$171	$144
Accumulated amortization	(78)	(72)
Product software, net	$93	$72

Useful lives of our Internal use and Product software generally vary from one to seven years. Amortization expense for Internal use and Product software for the years ended December 31, 2021, 2020 and 2019 was $62 million, $54 million and $48 million, respectively.

Cloud Computing Arrangements

Cloud computing implementation costs are included in Other current assets and Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Cloud computing implementation costs as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2021	2020	2019
Cloud computing implementation costs	$6	$3	$39

(in millions)	December 31,
Capitalized Costs, Net	2021	2020
Cloud computing implementation costs, at cost	$53	$47
Impairment charges	(28)	—
Accumulated amortization	(11)	(6)
Cloud computing implementation costs, net(1)	$14	$41
__________
(1)Refer to Note 10 – Supplementary Financial Information for additional information on the current and long-term portions of this asset.

Useful lives of Cloud computing implementation costs are three to five years. Amortization expense for Cloud computing implementation costs for the years ended December 31, 2021, 2020 and 2019 were $2 million, $4 million and $2 million, respectively. As a result of the Company’s decision in the fourth quarter of 2021 to abandon an internal project, the Company wrote-off $28 million of its previously capitalized implementation costs. Additionally, in connection with the abandonment of this project, the Company accrued $4 million of charges related to remaining hosting fees that would have continued to be incurred without any economic benefit. The write-off and remaining hosting fee charges are included in Selling, general and administrative on the Consolidated Statements of Income (Loss).

CNDT 2021 Annual Report

Note 7 - Leases
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

The components of lease costs were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Finance Lease Costs:
Amortization of right of use assets	$10	$8	$10
Interest on lease liabilities	1	1	1
Total Finance Lease Costs	$11	$9	$11
Operating lease costs:
Base rent	$85	$95	$112
Short-term lease costs	4	5	12
Variable lease costs(1)	23	26	30
Sublease income	(1)	(3)	(7)
Total Operating Lease Costs	$111	$123	$147
__________
(1)Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99	$117	$137
Operating cash flows from finance leases	1	1	1
Total Cash Flow from Operating Activities	$100	$118	$138

Financing cash flow from finance leases	$9	$11	$11

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$68	$73	$32
Finance leases	$5	$14	$2

CNDT 2021 Annual Report

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2021	2020
Operating lease assets:
Operating lease right-of-use assets	$231	$246
Operating lease liabilities:
Other current liabilities	$71	$81
Operating lease liabilities	184	207
Total Operating Lease Liabilities	$255	$288

Finance lease assets:
Land, buildings and equipment, net	$17	$19
Finance lease liabilities:
Current portion of long-term debt	$8	$8
Long-term debt	8	12
Total Finance Lease Liabilities	$16	$20

The Company's leases generally do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate as the discount rate when measuring lease liabilities. The incremental borrowing rate represents an estimate of the interest rate that the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment.

The weighted average discount rates and weighted average remaining lease terms for operating and finance leases as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average discount rates	5.8%	5.0%	6.1%	5.3%
Weighted average remaining lease term (in years)	5	3	5	3

Maturities of operating and finance lease liabilities as of December 31, 2021 were as follows:

	December 31, 2021
(in millions)	Operating Lease Payments	Finance Lease Payments
2022	$84	$8
2023	60	5
2024	47	2
2025	37	2
2026	28	—
Thereafter	36	—
Total undiscounted lease payments	292	17
Less imputed interest	37	1
Present value of lease liabilities	$255	$16

As of December 31, 2021, the Company had entered into an additional operating lease agreement for real estate of $6 million, which has not commenced and has not been recognized on the Company's Consolidated Balance Sheet. This operating lease is expected to commence in 2022 with a lease term of 5 years.

CNDT 2021 Annual Report

Note 8 - Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial Industries	Government Services	Transportation	Total
Balance at December 31, 2019	$821	$621	$60	$1,502
Foreign currency translation	16	2	8	26
Balance at December 31, 2020	$837	$623	$68	$1,528
Foreign currency translation	(14)	(6)	(7)	(27)
Assets Held For Sale	(162)	—	—	(162)
Balance at December 31, 2021	$661	$617	$61	$1,339

Gross goodwill	$2,214	$1,371	$641	$4,226
Accumulated impairment	(1,553)	(754)	(580)	(2,887)
Balance at December 31, 2021	$661	$617	$61	$1,339

The Company performed its annual goodwill impairment test for the year ended December 31, 2021 as of October 1, 2021. This testing did not identify any goodwill impairment and, accordingly, no impairment charge was recorded.

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

In the second quarter of 2019, there were further unanticipated losses of certain customer contracts, lower potential future volumes and lower than expected new customer contracts. This led to actual results being below budget and a further downward revision of the long-term forecast across all the Company's reporting units. Because of the business performance and the strategy pivot due to changes in management that occurred in the second quarter of 2019, the Company performed an interim goodwill impairment assessment for all its reporting units which resulted in a pre-tax impairment charge of $1.1 billion for the three months ended June 30, 2019.

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

CNDT 2021 Annual Report

Intangible Assets, Net

Net intangible assets were $52 million at December 31, 2021 of which $50 million, $2 million and $0 million relate to our Commercial Industries, Government Services and Transportation segments, respectively. Intangible assets were comprised exclusively of Customer relationships as follows:

		December 31, 2021			December 31, 2020
(in millions except years)	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Total Intangible Assets	12 years	$1,658	$1,606	$52	$2,890	$2,703	$187

Amortization expense related to intangible assets was $135 million, $239 million and $246 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense is expected to approximate $12 million in 2022, $7 million in 2023, $6 million in 2024, $4 million in 2025 and $4 million in 2026.

CNDT 2021 Annual Report

Note 9 – Restructuring Programs and Related Costs

The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and Related Costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $23 million, $23 million and $21 million for the years ended December 31, 2021, 2020 and 2019, respectively. Management continues to evaluate the Company's business and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

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

A summary of the Company's restructuring program activity during the two years ended December 31, 2021 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Balance at December 31, 2019	$15	$6	$—	$21
Provision	13	27	15	55
Changes in estimates	1	3	—	4
Total Net Current Period Charges(1)	14	30	15	59
Charges against reserve and currency	(26)	(33)	(15)	(74)
Balance at December 31, 2020	$3	$3	$—	$6
Provision	8	27	9	44
Changes in estimates	—	(3)	—	(3)
Total Net Current Period Charges(1)	8	24	9	41
Charges against reserve and currency	(6)	(26)	(9)	(41)
Balance at December 30, 2021	$5	$1	$—	$6
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

We also recorded costs related to professional support services associated with the implementation of certain strategic transformation programs of $4 million, $8 million and $4 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segments:

	Year Ended December 31,
(in millions)	2021	2020	2019
Commercial Industries	$4	$11	$24
Government Services	1	1	1
Transportation	1	2	2
Unallocated Costs	35	45	40
Total Net Restructuring Charges	$41	$59	$67

CNDT 2021 Annual Report

Note 10 – Supplementary Financial Information

The components of Other assets and liabilities were as follows:

	December 31,
(in millions)	2021	2020
Other Current Assets
Prepaid expenses	$84	$73
Income taxes receivable	46	48
Value-added tax (VAT) receivable	12	21
Restricted cash	5	8
Cloud computing implementation costs, net	6	8
Other	75	148
Total Other Current Assets	$228	$306
Other Current Liabilities
Accrued liabilities	$246	$229
Litigation related accruals	64	73
Operating lease liabilities	71	81
Restructuring liabilities	6	1
Income tax payable	10	16
Other taxes payable	14	16
Accrued interest	10	3
Other	22	31
Total Other Current Liabilities	$443	$450
Other Long-term Assets
Internal use software, net	$181	$163
Deferred contract costs, net(2)	73	76
Product software, net	93	72
Cloud computing implementation costs, net	8	33
Other	98	69
Total Other Long-term Assets	$453	$413
Other Long-term Liabilities
Deferred payroll tax related to the CARES Act(1)	$—	$24
Income tax liabilities	15	15
Unearned income	48	29
Restructuring liabilities	—	5
Other	32	35
Total Other Long-term Liabilities	$95	$108
__________
(1)The CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 (and which the Company paid in December 2021) and the remainder due on December 31, 2022. As of December 31, 2021, the remaining portion of this liability is classified as current and is included in Accrued compensation and benefits costs.
(2)Represents capitalized costs associated with obtaining or fulfilling a contract with a customer. The balances at December 31, 2021 and 2020 are expected to be amortized over a weighted average remaining life of approximately 12 and 11 years, respectively. See Note 2 – Revenue for more information.

CNDT 2021 Annual Report

Note 11 – Debt

The Company classifies its debt based on the contractual maturity dates of the underlying debt instruments. The Company defers costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in the Consolidated Statements of Income (Loss).

Long-term debt was as follows:

		December 31,
(in millions)	Weighted Average Interest Rates at December 31, 2021(1)	2021	2020
2021 Term loan A due 2026	3.10%	$265	$—
2021 Term loan B due 2028	5.00%	515	—
2021 Senior notes due 2029	6.04%	520	—
2021 Revolving credit facility maturing 2026	2.58%	100	—
2016 Term loan A due 2022		—	654
2016 Term loan B due 2023		—	816
2016 Senior notes due 2024		—	34
Finance lease obligations	5.01%	16	20
Other	3.98%	24	4
Principal Debt Balance		$1,440	$1,528
Debt issuance costs and unamortized discounts		(27)	(18)
Less: current maturities		(30)	(90)
Total Long-term Debt		$1,383	$1,420
 ____________
(1)Represents weighted average effective interest rate which includes the effect of discounts and debt issuance costs on issued debt.

Scheduled principal payments due on long-term debt for the next five years are as follows:

2022	2023	2024	2025	2026	Thereafter	Total
$30	$27	$24	$23	$327	$1,009	$1,440

2016 Credit Facilities
On December 7, 2016, the Company entered into a senior secured credit agreement among the Company, its subsidiaries: Conduent Business Services, LLC (CBS), Affiliated Computer Services International B.V. and Conduent Finance, Inc. (CFI), the lenders party thereto and JP Morgan Chase Bank, N.A., as the administrative agent (2016 Credit Agreement). The 2016 Credit Agreement contains senior secured credit facilities (2016 Senior Credit Facilities) consisting of:
(i)    Senior Secured Term Loan A (2016 Term Loan A) with an aggregate principal amount of $700 million;
(ii)    Senior Secured Term Loan B (2016 Term Loan B) with an aggregate principal amount of $850 million; and
(iii)    Senior Revolving Credit Facility (2016 Revolving Credit Facility) with an aggregate available amount of $750 million including a sub-limit for up to $300 million available for the issuance of letters of credit.

During the first quarter of 2020, the Company borrowed $150 million of its $750 million 2016 Revolving Credit Facility, which was subsequently fully repaid in December 2020.

2016 Senior Notes

On December 7, 2016, the Company issued 10.5% senior secured note (2016 Senior Notes). The 2016 Senior Notes were jointly and severally guaranteed on a senior unsecured basis by the Company and each of the existing and future domestic subsidiaries of CFI or CBS that guaranteed the obligations under the 2016 Senior Credit Facilities.

Interest was payable semi-annually. The entire remaining $34 million outstanding principal amount of 2016 Senior Notes was redeemed on May 1, 2021. Additionally, the Company wrote-off debt issuance costs and discounts

CNDT 2021 Annual Report

related to the 2016 Senior Notes of $2 million which is included in Loss on extinguishment of debt in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021.

2021 Credit Facilities

On October 15, 2021, the Company refinanced its 2016 Senior Credit Facilities by entering into a new senior secured credit agreement among the Company, its subsidiaries CBS, Conduent State & Local Solutions, Inc. (CSLS) and Affiliated Computer Services International B.V., the lenders party thereto and Bank of America, N.A., as the administrative agent (2021 Credit Agreement). The 2021 Credit Agreement contains senior secured credit facilities (2021 Senior Credit Facilities) consisting of:

(i)    Senior Secured Term Loan A (2021 Term Loan A) with an aggregate principal amount of $265 million;
(ii)    Senior Secured Term Loan B (2021 Term Loan B) with an aggregate principal amount of $515 million; and
(iii)    Senior Revolving Credit Facility maturing 2026 (2021 Revolving Credit Facility) with an aggregate available amount of $550 million including a sub-limit for up to $300 million available for the issuance of letters of credit.

As of December 31, 2021, the Company has borrowed $100 million of its $550 million 2021 Revolving Credit Facility and utilized $20 million of its revolving credit facility capacity to issue letters of credit. The net amount available to be drawn upon under the 2021 Revolving Credit Facility as of December 31, 2021, was $430 million.

The 2021 Credit Agreement permits the Company to request incremental term loan borrowings and /or increase commitments, subject to certain limitations and satisfaction of certain conditions.

Borrowings under the 2021 Term Loan A, the 2021 Term Loan B and the 2021 Revolving Credit Facility bear interest, at the Issuers’ option, at a rate per annum equal to an applicable margin over a base rate or a Eurocurrency rate, depending on the type of loan. The applicable margin for the 2021 Term Loan A and the 2021 Revolving Credit Facility for Eurocurrency loans range from 1.75% to 2.75% per annum, depending on certain leverage ratios and for base rate loans range from 0.75% to 1.75% per annum. The margin at December 31, 2021 was 2.25%. The applicable margin for the 2021 Term Loan B for Eurocurrency loans is 4.25% per annum and for base rate loans is 3.25% per annum. The margin at December 31, 2021 was 4.25%. In addition to paying interest on outstanding principal under the 2021 Revolving Credit Facility, the Company is required to pay a commitment fee of 0.4% per annum to the lenders in respect of unutilized commitments thereunder. Under the terms of the 2021 Credit Agreement, in the event there is a benchmark transition, the Eurocurrency rate will reference the benchmark replacement rate as defined in the 2021 Credit Agreement. The Company does not anticipate this transition will have any material impact on its consolidated financial statements.

All obligations under the 2021 Credit Agreement are unconditionally guaranteed by the Company, CBS and CSLS, and the existing and future direct and indirect wholly owned domestic restricted subsidiaries of CBS (subject to certain exceptions). All obligations under the 2021 Credit Agreement are secured, subject to certain exceptions, by a first-priority pledge of substantially all assets of CBS and the subsidiary guarantors, and all of the capital stock of CBS and each of CBS' wholly owned material restricted subsidiaries directly held by CBS and CSLS or a subsidiary guarantor (which pledges, in the case of any foreign subsidiary, are limited to 65% of the capital stock of any first-tier foreign subsidiary).

The 2021 Credit Agreement contains certain customary affirmative and negative covenants, restrictions, prepayment terms and events of default. It requires the consolidated first lien net leverage ratio not to exceed 3.50 to 1.00. This covenant applies to the 2021 Term Loan A and 2021 Revolving Credit Facility. The covenant is tested on the last day of any fiscal quarter commencing with the first full fiscal quarter after the closing date. Therefore the first time the test will be performed is as of March 31, 2022.

2021 Senior Notes

Concurrent with the 2021 Credit Agreement, on October 15, 2021, CBS and CSLS (collectively, the Issuers) issued 6.00% fixed rate senior notes due 2029 (2021 Senior Notes). The 2021 Senior Notes are guaranteed on a senior secured basis by the Company and existing and future material direct and indirect wholly owned domestic subsidiaries of CBS that guaranteed the obligations under the 2021 Senior Credit Facilities.

CNDT 2021 Annual Report

Interest is payable semi-annually. Prior to November 1, 2024, the Issuers can redeem the 2021 Senior Notes, in whole or in part, at a price equal to the principal amount of the 2021 Senior Notes, plus a make-whole premium plus accrued and unpaid interest. The Issuers can redeem the 2021 Senior Notes, in whole or in part, at any time on or after November 1, 2024, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, up to but excluding the redemption date. In addition, the Company may be required to make an offer to purchase the notes upon the sale of certain assets and upon a change of control. No 2021 Senior Notes were redeemed between October 15, 2021 and December 31, 2021.

Debt Issuance Costs and Discount

In connection with the refinancing, the Company recorded deferred discounts and debt issuance costs of $30 million. Additionally, the Company wrote-off debt issuance costs and discounts related to the 2016 Senior Credit Facilities of $13 million which is included in Loss on extinguishment of debt in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021.

Use of Proceeds

The net proceeds of the 2021 Senior Credit Facilities and the 2021 Senior Notes were used to refinance entirely the balance of borrowings outstanding under the 2016 Senior Credit Facilities on the Closing Date and to pay related fees and expenses.

Interest

Interest paid on short-term and long-term debt amounted to $40 million, $51 million, $69 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Interest expense and interest income were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Interest expense	$55	$60	$78
Interest income(1)	1	2	6
 ____________
(1)Included in Other (income) expenses, net on the Consolidated Statements of Income (Loss).

CNDT 2021 Annual Report

Note 12 – Financial Instruments

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. The Company manages its exposure to these market risks through regular operating and financing activities and, when appropriate, using derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. The Company enters limited types of derivative contracts to manage foreign currency exposures that it hedges. The primary foreign currency market exposures include the Philippine Peso and Indian Rupee. The fair market values of all the Company's derivative contracts change with fluctuations in interest rates or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all derivative activities are reflected as cash flows from operating activities.

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

Summary of Foreign Exchange Hedging Positions

At December 31, 2021 and 2020, the Company had outstanding forward exchange with gross notional values of $150 million and $180 million, respectively. At December 31, 2021, approximately 73% of these contracts mature within three months, 10% in three to six months, 13% in six to twelve months and 4% in greater than 12 months.

The following is a summary of the primary hedging positions and corresponding fair values:

	December 31, 2021		December 31, 2020
(in millions)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Currencies Hedged (Buy/Sell)
Philippine Peso/U.S. Dollar	$55	$(2)	$53	$1
Indian Rupee/U.S. Dollar	47	1	52	1
Euro/U.S. Dollar	18	—	17	—
Mexican Peso/U.S. Dollar	—	—	2	—
All Other	30	—	56	—
Total Foreign Exchange Hedging	$150	$(1)	$180	$2
____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet.

CNDT 2021 Annual Report

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

(in millions)	December 31, 2021	December 31, 2020
Assets:
Foreign exchange contract - forward	$1	$2
Total Assets	$1	$2
Liabilities:
Foreign exchange contracts - forward	$2	$—
Total Liabilities	$2	$—

Summary of Other Financial Assets and Liabilities

The estimated fair values of other financial assets and liabilities were as follows:

	December 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,383	$1,374	$1,420	$1,378

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

CNDT 2021 Annual Report

Note 14 – Employee Benefit Plans

Defined Benefit Plans

The Company's remaining benefit obligations and plan assets at December 31, 2021 were $16 million and $1 million, respectively. The Company's benefit obligations and plan assets at December 31, 2020 were $13 million and $2 million, respectively.

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

The Company recorded charges related to its defined contribution plans of $21 million in 2021, $6 million in 2020 and $9 million in 2019.

Note 15 - Income Taxes

Loss before income taxes (pre-tax income (loss)) was as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Domestic loss	$(68)	$(186)	$(2,177)
Foreign income	43	47	71
Loss Before Income Taxes	$(25)	$(139)	$(2,106)

Provision (benefit) for income taxes were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Federal Income Taxes
Current	$6	$(22)	$(3)
Deferred	(23)	(17)	(170)
Foreign Income Taxes
Current	15	18	47
Deferred	2	(4)	(8)
State Income Taxes
Current	3	5	5
Deferred	—	(1)	(43)
Total Provision (Benefit)	$3	$(21)	$(172)

CNDT 2021 Annual Report

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	(15.5)%	(2.1)%	(0.2)%
Change in valuation allowance for deferred tax assets	(20.4)%	0.6%	(1.2)%
State taxes, net of federal benefit	(8.6)%	(2.1)%	1.8%
Tax-exempt income, credits and incentives	38.4%	5.1%	0.3%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(11.1)%	(0.9)%	(0.2)%
Divestitures	2.1%	—%	0.2%
Impairments(2)	(3.1)%	—%	(14.1)%
Unrecognized tax benefits	0.8%	(1.2)%	(0.3)%
Audit and other tax adjustments	(22.9)%	(5.3)%	0.1%
Excess tax benefits	7.5%	—%	—%
Other(3)	2.1%	—%	0.8%
Effective Income Tax Rate	(9.7)%	15.1%	8.2%
 _______________
(1)    The “Foreign rate differential adjusted for U.S. taxation of foreign profits” includes the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
(2)    Impairment represents adjustments for impairment of an equity investment and the non-deductible component of goodwill.
(3)    In 2021, the "Other" line includes two reconciling items above 5% of the federal statutory rate. The impact to the effective rate is driven by the low pretax book income in 2021, and these items are otherwise immaterial. As such, the Company believes it is appropriate for these items to remain in “Other”.

On a consolidated basis, the Company paid $25 million, received a refund of $1 million and paid $46 million in combined income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, the Company had $23 million of unrecognized tax benefits, of which $22 million, if recognized, would impact the Company's effective tax rate. Due to expected settlements, the Company estimates that $11 million of the total unrecognized tax benefits will reverse within the next twelve months.

CNDT 2021 Annual Report

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2021	2020	2019
Balance at January 1	$23	$24	$20
Additions related to current year	—	—	1
Additions related to prior years positions	3	3	7
Reductions related to prior years positions	(3)	—	(3)
Settlements with taxing authorities	—	(4)	(1)
Balance at December 31	$23	$23	$24

The Company maintains offsetting benefits from other jurisdictions of $12 million, $15 million and $16 million, at December 31, 2021, 2020 and 2019, respectively. The Company recognized interest and penalties accrued on unrecognized tax benefits within income tax expense. The Company had $12 million, $13 million and $14 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2021, 2020 and 2019, respectively. In the U.S., the Company is no longer subject to U.S. federal income tax examinations for years before 2017. With respect to major foreign jurisdictions, the years generally remain open back to 2005.

Deferred Income Taxes

The Company is indefinitely reinvested in the undistributed earnings of its foreign subsidiaries with respect to the U.S. These foreign subsidiaries have aggregate cumulative undistributed earnings of $307 million as of December 31, 2021. For years after 2017, the Tax Reform does allow for certain earnings to be repatriated free from U.S. Federal taxes. However, the repatriation of earnings could give rise to additional tax liabilities. The Company has also not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable. The Company has provided for deferred taxes with respect to certain unremitted earnings of foreign subsidiaries that are not indefinitely reinvested between foreign subsidiaries outside of the U.S.

CNDT 2021 Annual Report

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(in millions)	2021	2020
Deferred Tax Assets
Net operating losses and capital loss carryforward	$84	$96
Operating reserves, accruals and deferrals	49	57
Deferred compensation	5	7
Settlement reserves	18	17
Operating lease liabilities	63	68
Tax credits	42	42
Other	4	7
Subtotal	265	294
Valuation allowance	(82)	(83)
Total	$183	$211

Deferred Tax Liabilities
Unearned income	$—	$27
Intangibles and goodwill	79	100
Depreciation	85	75
Operating lease right-of-use assets	56	57
Other	18	26
Total	$238	$285

Total Deferred Tax Assets (Liabilities), Net	$(55)	$(74)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2021 and 2020 was a decrease of $1 million and an increase of $11 million, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

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

At December 31, 2021, we had tax credit carryforwards of $42 million available to offset future income taxes, which will expire between 2027 and 2041, if not utilized. We also had net operating loss carryforwards for income tax purposes of $603 million that will expire between 2022 and 2041, if not utilized, and $143 million available to offset future taxable income indefinitely. We had $7 million of capital loss carryforwards for income tax purposes that will expire in 2024, if not utilized, and $12 million available to offset future capital gains income indefinitely.

CNDT 2021 Annual Report

Note 16 – Contingencies and Litigation

As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of December 31, 2021. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of December 31, 2021, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

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

CNDT 2021 Annual Report

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC’s (CBS) select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (Notes). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, Conduent filed a counterclaim against Skyview LLC (Skyview) seeking the outstanding balance on the Notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. Conduent also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Conduent denies all of the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and it intends to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs allege actuarial negligence against Buck Consultants, LLC (Buck), which was a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (StanCERA). Plaintiffs allege that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court as to Buck only, and only with respect to plaintiff’s claim of aiding and abetting StanCERA in breaching its fiduciary duty. This case has been stayed pending the outcome of parallel litigation the plaintiffs are pursuing against StanCERA. The parallel litigation was tried before the bench in June 2018, and on January 24, 2019, the court found in favor of StanCERA, holding that it had not breached its fiduciary duty to plaintiffs. On April 26, 2019, plaintiffs in the parallel litigation filed an appeal. On December 8, 2021, the appellate court affirmed the trial court’s decision, and the judgment became final on January 7, 2022. Plaintiffs in the parallel litigation filed a petition for review to the California Supreme Court. Nasrawi remains stayed until the parallel litigation is finally concluded. Absent the court finding that StanCERA breached its fiduciary duty, plaintiffs’ claim against Buck for aiding and abetting said breach would not appear viable. Buck will continue to aggressively defend these lawsuits. In August 2018, Conduent sold Buck; however, the Company retained this liability after the sale. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT 2021 Annual Report

Conduent Business Services, LLC v. Cognizant Business Services Corporation: On April 12, 2017, CBS filed a lawsuit against Cognizant Business Services Corporation (Cognizant) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between CBS and Cognizant, as amended and supplemented (Contract). The Contract contains certain minimum purchase obligations by CBS through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to CBS under CBS's contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, CBS seeks damages in excess of $150 million. During the first quarter of 2018, CBS provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. CBS also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. In its answer, Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the Contract and an alleged $25 million termination fee. Cognizant's second amended counterclaim increased Cognizant's damages to $89 million. CBS will continue to vigorously defend itself against the counterclaims, but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

Other Matters:

Since 2014, Xerox Education Services, Inc. (XES) has cooperated with several federal and state agencies regarding a variety of matters, including XES' self-disclosure to the U.S. Department of Education (Department) and the Consumer Financial Protection Bureau (CFPB) that some third-party student loans under outsourcing arrangements for various financial institutions required adjustments. With the exception of one remaining state attorney general inquiry, the Company has resolved all investigations by the CFPB, several state agencies, the Department and the U.S. Department of Justice. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which XES serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of currently recorded reserves. The Company could, in future periods, incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

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

CNDT 2021 Annual Report

Other Agreements:

The Company is also party to the following types of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters:
•Guarantees on behalf of the Company's subsidiaries with respect to real estate leases. These lease guarantees may remain in effect after the sale of the subsidiary.
•Agreements to indemnify various service providers, trustees and bank agents from any third-party claims related to their performance on the Company's behalf, except for claims that result from the third-party's own willful misconduct or gross negligence.
•Guarantees of the Company's performance in certain services contracts to its customers and indirectly the performance of third parties with whom the Company has subcontracted for their services. This includes indemnifications to customers for losses that may be sustained because of the Company's performance of services at a customer's location.

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

Other Contingencies

Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2021, the Company had $560 million of outstanding surety bonds used to secure its performance of contractual obligations with its clients and $109 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.

CNDT 2021 Annual Report

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

CNDT 2021 Annual Report

Note 18 – Shareholders’ Equity

Preferred Stock

As of December 31, 2021, the Company had one class of preferred stock outstanding. Refer to Note 17 – Preferred Stock for further information. The Company is authorized to issue approximately 100 million shares of convertible preferred stock at $0.01 par value per share.

Common Stock

The Company has 1 billion authorized shares of common stock at $0.01 par value per share. At December 31, 2021, 28.9 million shares were reserved for issuance under the Company's incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.

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

Stock-based compensation expense was as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Stock-based compensation expense, pre-tax	$21	$20	$24
Income tax benefit recognized in earnings	3	3	—

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

In 2021, the Company issued 329 thousand Deferred Stock Units (DSU) to non-employee members of the Board of Directors. DSU awards typically vest in accordance with certain service conditions.

Performance Stock Units / Shares: The Company has granted PSUs under various scenarios including:

•PSUs that vest contingent upon its achievement of certain specified financial performance criteria over a three-year period. If the three-year actual results exceed the stated targets, then the plan participants have the potential to earn additional shares of common stock, which cannot exceed 50% of the original grant. The fair value of these PSUs is based upon the market price of Conduent's common stock on the date of the grant. Compensation expense is recognized over the vesting period, which is two years and nine months from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.
•PSUs that vest contingent upon the increase of Conduent’s stock price to certain levels over a two year and nine-month period from the date of grant. These PSUs also have a service requirement that must be met for them to vest. The fair value of these PSUs is based upon a Monte Carlo simulation. Compensation expense is recognized over the vesting period based on management's estimate of the number of shares expected to vest.

CNDT 2021 Annual Report

Summary of Stock-based Compensation Activity

	2021		2020		2019
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units / Shares
Outstanding at January 1	5,620	$3.49	1,741	$13.07	2,399	$16.90
Granted	2,677	6.65	7,778	2.25	2,503	12.57
Vested	(3,117)	4.69	(2,816)	4.99	(2,135)	15.54
Canceled	(1,388)	3.96	(1,083)	6.11	(1,026)	15.68
Outstanding at December 31	3,792	4.57	5,620	3.49	1,741	13.07

Performance Stock Units / Shares
Outstanding at January 1	5,453	$3.83	3,597	$16.17	4,557	$16.76
Granted	1,545	6.54	7,010	1.37	1,229	13.35
Vested	(1,945)	3.37	(3,163)	7.33	(1,069)	15.64
Canceled	(1,444)	5.13	(1,991)	11.91	(1,120)	16.00
Outstanding at December 31	3,609	4.71	5,453	3.83	3,597	16.17

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2021 was as follows (in millions):

Awards	Unrecognized Compensation	Remaining Weighted-Average Expense Period (Years)
Restricted Stock Units / Shares	$11	1.7
Performance Stock Units / Shares	4	1.4
Total	$15

The aggregate intrinsic value of outstanding RSUs and PSUs awards were as follows (in millions):

Awards	December 31, 2021
Restricted Stock Units / Shares	$20
Performance Stock Units / Shares	19

The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards were as follows:

(in millions)	December 31, 2021			December 31, 2020			December 31, 2019
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units / Shares	$17	$—	$3	$13	$—	$3	$17	$—	$4
Performance Stock Units / Shares	11	—	2	14	—	2	11	—	2

CNDT 2021 Annual Report

Note 19 – Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2021		2020		2019
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Currency Translation
Currency translation adjustments, net	$(31)	$(31)	$8	$8	$3	$3
Reclassification of currency translation adjustments on divestitures	—	—	—	—	15	15
Translation adjustments gains (losses)	$(31)	$(31)	$8	$8	$18	$18
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	$(1)	$(1)	$—	$—	$1	$1
Changes in cash flow hedges reclassed to earnings(1)	—	—	—	—	(1)	—
Net Unrealized Gains (Losses)	$(1)	$(1)	$—	$—	$—	$1

Defined Benefit Plans Gains (Losses)
Reclassification of divested benefit plans and other	$—	$—	$—	$—	$1	$(1)
Net actuarial/prior service gains (losses)	1	1	1	1	—	—
Changes in Defined Benefit Plans Gains (Losses)	$1	$1	$1	$1	$1	$(1)

Other Comprehensive Income (Loss)	$(31)	$(31)	$9	$9	$19	$18
____________________________

(1)Reclassified to Cost of services - refer to Note 12 – Financial Instruments for additional information regarding our cash flow hedges.
Accumulated Other Comprehensive Loss (AOCL)

Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2018	$(426)	$2	$(1)	$(425)
Other comprehensive income (loss) before reclassifications	3	1	—	4
Amounts reclassified from accumulated other comprehensive loss	15	—	(1)	14
Net current period other comprehensive income (loss)	18	1	(1)	18
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)
Other comprehensive income (loss) before reclassifications	8	—	1	9
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	8	—	1	9
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
Other comprehensive income (loss) before reclassifications	(31)	(1)	1	(31)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(31)	(1)	1	(31)
Balance at December 31, 2021	$(431)	$2	$—	$(429)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT 2021 Annual Report

Note 20 – Earnings (Loss) per Share
We did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted loss per share of common stock:

	Year Ended December 31,
(in millions, except per share data. Shares in thousands)	2021	2020	2019
Net Earnings (Loss) per Share:
Net Income (Loss)	$(28)	$(118)	$(1,934)
Dividend - Preferred Stock	(10)	(10)	(10)
Adjusted Net Income (Loss) Available to Common Shareholders	$(38)	$(128)	$(1,944)

Weighted Average Common Shares Outstanding - Basic	212,719	210,018	209,318
Common Shares Issuable with Respect to:
Restricted Stock And Performance Units / Shares	0	0	0
Weighted Average Common Shares Outstanding - Diluted	212,719	210,018	209,318

Net Earnings (Loss) per Share:
Basic	$(0.18)	$(0.61)	$(9.29)
Diluted	$(0.18)	$(0.61)	$(9.29)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	8,210	12,286	8,943
Convertible preferred stock	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	13,603	17,679	14,336

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

Transactions with related parties were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenue from related parties	$16	$24	$33
Purchases from related parties	$28	$36	$46

The Company's receivable and payable balances with related party entities were not material as of December 31, 2021 and 2020.

Note 22 – Subsequent Events
On February 8, 2022, the Company completed the sale of the Midas Suite of patient safety, quality and advanced analytics solutions. At closing, the Buyer paid the Company $321 million in cash, which is subject to settlement of customary post-closing adjustments. The revenue from this business was $70 million and $72 million for the years ended December 31, 2021 and 2020, respectively.

On February 11, 2022, the Company repaid $100 million of outstanding borrowings, plus accrued interest thereon, under the 2021 Revolving Credit Facility.

CNDT 2021 Annual Report

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
Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

CNDT 2021 Annual Report

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business–Information About Our Executive Officers." The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2022 Annual Meeting of Stockholders (the 2022 Proxy Statement). The 2022 Proxy Statement is expected to be filed within 120 days after the end of our fiscal year ended December 31, 2021.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Report" of our 2022 Proxy Statement.

The information required by this Item regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2022 Proxy Statement.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer (Finance Code of Conduct). The Finance Code of Conduct can be found on our website at: https://www.conduent.com/corporate-governance/ethics-and-compliance/. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2022 Proxy Statement and is incorporated here by reference. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item included under the following captions under “Proposal 1 - Election of Directors” in our 2022 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2021”, “Outstanding Equity Awards at 2021 Fiscal Year-End”, “Option Exercises and Stock Vested in 2021”, “Potential Payments upon Termination or Change in Control”, “Annual Director Compensation", "Equity Compensation Plan Information", "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2022 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CNDT 2021 Annual Report

Information required by this Item is incorporated herein by reference to the subsections entitled "Securities Ownership," and “Equity Compensation Plan Information” under “Proposal 1 - Election of Directors” in our 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1 - Election of Directors” in our 2022 Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2022 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.Index to Financial Statements filed as part of this report:

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 238);
▪Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2021;
▪Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2021;
▪Consolidated Balance Sheets as of December 31, 2021 and 2020;
▪Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2021;
▪Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2021;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

2.Financial Statement Schedules:

▪Schedule II–Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2021.

3.The exhibits filed herewith are set forth in the exhibit Index included herein.

(b)    Management contracts or compensatory plans or arrangements listed that are applicable to the executive officers named in the Summary Compensation Table which appears in the Registrant's 2022 Proxy Statement or to our directors are preceded by an asterisk (*).

CNDT 2021 Annual Report

SCHEDULE II

Valuation and Qualifying Accounts

For the three years ended December 31, 2021

(in millions)		Balance at beginning of period	Additions charged to expense(1)(4)	Amounts (credited) charged to other income statement accounts (2)	Deductions and other, net of recoveries (3)(4)	Balance at end of period
Allowance for Credit Losses:
2021	Accounts Receivable	$2	$1	$—	$(3)	$—
2020	Accounts Receivable	2	1	—	(1)	2
2019	Accounts Receivable	1	3	—	(2)	2

Tax Valuation Allowance:
2021	Tax Valuation	83	10	—	(11)	82
2020	Tax Valuation	72	17	—	(6)	83
2019	Tax Valuation	44	38	—	(10)	72
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

ITEM 16. FORM 10-K SUMMARY

None

CNDT 2021 Annual Report

EXHIBIT INDEX

Document and Location

Exhibit No.
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
Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 23, 2016. (See SEC File Number 001-37817).
4.1
Indenture, dated as of October 15, 2021, among Conduent Incorporated, Conduent Business Services, LLC, Conduent State & Local Solutions, Inc., Affiliated Business Services International, B.V., the Guarantors party thereto from time to time, the Lenders and L/C Issuers party thereto from time to time and Bank of America, N.A., as Administrative Agent.

Incorporated by reference to Exhibit 4.4(g) to Registrant’s Quarterly Report on Form 10-Q dated November 4, 2021. (See SEC File Number 001-37817).
4.2	4.2 Description of Securities.
Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817)
10.1
Credit Agreement, dated as of October 15, 2021, among Conduent Incorporated, Conduent Business Services, LLC, Conduent State & Local Solutions, Inc., Affiliated Computer Services International B.V., the Guarantors party thereto from time to time, the Lenders and L/C Issuers party thereto from time to time and Bank of America, N.A., as Administrative Agent.

Incorporated by reference to Exhibit 10.6(f) to Registrant’s Quarterly Report on Form 10-Q dated November 14, 2021. (See SEC File Number 001-37817).
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
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 18, 2018. (See SEC File Number 001-37817).
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which will appear in the Registrant’s 2022 Proxy Statement or to our directors are preceded by an asterisk (*).
*10.6(a)(i)	Registrant’s Performance Incentive Plan dated as of December 15, 2016 (“PIP”).
Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-215361 dated December 29, 2016. (See SEC File Number 001-37817).
*10.6(a)(ii)	Form of Restricted Stock Unit Award Agreement 2020 under the PIP.
Incorporated by reference to Exhibit 10 6(a)(vi) to the Registrant’s Quarterly Report on form 10-Q dated May 8, 2020. (See SEC File Number 001-37817).

CNDT 2021 Annual Report

*10.6(a)(iii)	Form of Performance Restricted Stock Unit Award Agreement 2020 under the PIP.
Incorporated by reference to Exhibit 10 6(a)(vii) to the Registrant’s Quarterly Report on form 10-Q dated May 8, 2020. (See SEC File Number 001-37817).
*10.6(a)(iv)	Registrant’s 2021 Performance Incentive Plan (“2021 PIP”).
Incorporated by reference to Annex A to Registrant’s Proxy Filing on Schedule 14 dated April 9, 2021. (See SEC File Number 001-37817).
*10.6(a)(v)	Form of Restricted Stock Unit Award Agreement 2021 under the 2021 PIP.
Incorporated by reference to Exhibit 10 6(a)(x) to the Registrant’s Quarterly Report on form 10-Q dated August 5, 2021. (See SEC File Number 001-37817).
*10.6(a)(vi)	Form of Performance Stock Unit Award Agreement 2021 (Revenue Metric) under the 2021 PIP.
Incorporated by reference to Exhibit 10 6(a)(xi) to the Registrant’s Quarterly Report on form 10-Q dated August 5, 2021. (See SEC File Number 001-37817).
*10.6(a)(vii)	Form of Performance Stock Unit Award Agreement 2021 (Share Hurdle Metric) under the 2021 PIP.
Incorporated by reference to Exhibit 10 6(a)(xii) to the Registrant’s Quarterly Report on form 10-Q dated August 5, 2021. (See SEC File Number 001-37817).
*10.6(a)(viii)	Form of Agreement for Non-Employee Directors under 2021 PIP.
Incorporated by reference to Exhibit 10 6(a)(xiii) to the Registrant’s Quarterly Report on form 10-Q dated August 5, 2021. (See SEC File Number 001-37817).
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
Incorporated by reference to Exhibit 10.6(d)(iii) to the Registrant’s Annual Report on Form 10-K dated February 24, 2021. (See SEC File Number 001-37817).
*10.6(e)	Letter Agreement dated May 5, 2021 between Conduent Incorporated and Stephen Wood regarding compensation arrangements.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 5, 2021. (See SEC File Number 001-37817).
*10.6(f)	Letter Agreement dated May 15, 2019 between Conduent Incorporated and Mark S. Brewer.
Incorporated by reference to Exhibit 10.6(h) to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817).

CNDT 2021 Annual Report

*10.6(g)	Letter Agreement dated November 5, 2019 between Conduent Incorporated and Michael Krawitz.
Incorporated by reference to Exhibit 10.6(i) to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817).

21.1	List of subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT 2021 Annual Report

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ CLIFFORD SKELTON
Clifford Skelton Chief Executive Officer

February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 23, 2022

Signature	Title
Principal Executive Officer:
/s/ CLIFFORD SKELTON	Chief Executive Officer and Director
Clifford Skelton
Principal Financial and Accounting Officer:
/s/ STEPHEN WOOD	Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Stephen Wood

/s/ HUNTER GARY	Director
Hunter Gary
/s/ KATHY HIGGINS VICTOR	Director
Kathy Higgins Victor
/s/ SCOTT LETIER	Director and Chairman of the Board
Scott Letier
/s/ JESSE LYNN	Director
Jesse Lynn
/s/ STEVEN MILLER	Director
Steven Miller
/s/ MICHAEL MONTELONGO	Director
Michael Montelongo
/s/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández

CNDT 2021 Annual Report