Form 10-Q
period 2022-03-31
CONDUENT Inc
filed 2022-05-03
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at April 30, 2022
Common Stock,	$0.01 par value	215,604,418

CNDT Q1 2022 Form 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) and any exhibits to this Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” “aim,” “should,” “could,” “forecast,” “target,” “may,” "continue to," "if,” “growing,” “projected,” “potential,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, all statements regarding the working capital adjustment related to the Midas divestiture will not be material, expectations regarding the proposed separation of the Transportation business, anticipated effects of the novel coronavirus, or COVID-19, pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, and markets, results of operations and financial condition and anticipated actions to be taken by management to sustain our business during the economic uncertainty caused by the pandemic and related governmental and business actions, as well as other statements that are not strictly historical in nature, are forward looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein as anticipated, believed, estimated, expected or intended or using other similar expressions.
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
Important factors and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to: the significant continuing effects of the ongoing COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are highly uncertain and cannot be predicted; government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; risk and impact of geopolitical events, natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; changes in tax and other laws and regulations; risk and impact of potential goodwill and other asset impairments; our significant indebtedness; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to receive dividends or other payments from our subsidiaries; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes; changes in government regulation and economic, strategic, political and social conditions; volatility of our stock price and the risk of litigation following a decline in the price of our stock; uncertainty regarding whether the proposed separation of the Transportation business will be commenced or completed and the timing and value of such transaction; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q as well as in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q1 2022 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

March 31, 2022

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q1 2022 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Revenue	$967	$1,028

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	755	787
Selling, general and administrative (excluding depreciation and amortization)	102	126
Research and development (excluding depreciation and amortization)	1	—
Depreciation and amortization	61	95
Restructuring and related costs	9	13
Interest expense	19	13
(Gain) loss on divestitures and transaction costs	(163)	2
Litigation settlements (recoveries), net	(28)	1
Other (income) expenses, net	1	—
Total Operating Costs and Expenses	757	1,037

Income (Loss) Before Income Taxes	210	(9)

Income tax expense (benefit)	74	2
Net Income (Loss)	$136	$(11)

Net Income (Loss) per Share:
Basic	$0.62	$(0.06)
Diluted	$0.61	$(0.06)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Net Income (Loss)	$136	$(11)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(5)	(11)
Unrecognized gains (losses), net	(1)	(1)
Other Comprehensive Income (Loss), Net	(6)	(12)

Comprehensive Income (Loss), Net	$130	$(23)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$588	$415
Accounts receivable, net	661	699
Assets held for sale	—	184
Contract assets	160	154
Other current assets	234	228
Total current assets	1,643	1,680
Land, buildings and equipment, net	272	281
Operating lease right-of-use assets	219	231
Intangible assets, net	46	52
Goodwill	1,335	1,339
Other long-term assets	464	453
Total Assets	$3,979	$4,036
Liabilities and Equity
Current portion of long-term debt	$30	$30
Accounts payable	189	198
Accrued compensation and benefits costs	206	243
Unearned income	75	82
Liabilities held for sale	—	29
Other current liabilities	426	443
Total current liabilities	926	1,025
Long-term debt	1,277	1,383
Deferred taxes	102	75
Operating lease liabilities	179	184
Other long-term liabilities	91	95
Total Liabilities	2,575	2,762

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,912	3,910
Retained earnings (deficit)	(2,217)	(2,351)
Accumulated other comprehensive loss	(435)	(429)
Total Equity	1,262	1,132
Total Liabilities and Equity	$3,979	$4,036

Shares of common stock issued and outstanding	215,604	215,381
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$136	$(11)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	61	95
Deferred income taxes	31	(1)
Amortization of debt financing costs	1	2
(Gain) loss on divestitures and sales of fixed assets, net	(164)	1
Stock-based compensation	2	3
Changes in operating assets and liabilities:
Accounts receivable	27	2
Other current and long-term assets	(69)	(58)
Accounts payable and accrued compensation and benefits costs	(33)	(39)
Other current and long-term liabilities	(17)	—
Net change in income tax assets and liabilities	36	4
Net cash provided by (used in) operating activities	11	(2)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(34)	(14)
Cost of additions to internal use software	(16)	(16)
Proceeds from divestitures	323	1
Net cash provided by (used in) investing activities	273	(29)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(100)	—
Payments on debt	(8)	(23)
Dividends paid on preferred stock	(2)	(2)
Net cash provided by (used in) financing activities	(110)	(25)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	173	(59)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	420	458
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$593	$399
 ___________
(1)Includes $5 million and $10 million of restricted cash as of March 31, 2022 and 2021, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2022
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2021	$2	$3,910	$(2,351)	$(429)	$1,132
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Stock incentive plans, net	—	2	—	—	2
Comprehensive Income (Loss):
Net Income (Loss)	—	—	136	—	136
Other comprehensive income (loss), net	—	—	—	(6)	(6)
Total Comprehensive Income (Loss), Net	—	—	136	(6)	130
Balance at March 31, 2022	$2	$3,912	$(2,217)	$(435)	$1,262

	Three Months Ended March 31, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2020	$2	$3,899	$(2,313)	$(398)	$1,190
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Stock incentive plans, net	—	3	—	—	3
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(11)	—	(11)
Other comprehensive income (loss), net	—	—	—	(12)	(12)
Total Comprehensive Income (Loss), Net	—	—	(11)	(12)	(23)
Balance at March 31, 2021	$2	$3,902	$(2,326)	$(410)	$1,168
 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2022 Form 10-Q

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
As one of the largest diversified business process services companies in the world, Conduent delivers mission-critical solutions and services on behalf of businesses and governments – creating exceptional outcomes for its clients and the millions of people who count on them. Through its dedicated people, processes and technologies, Conduent's services and solutions enhance customer experience, increase efficiencies, reduce costs and improve performance for most Fortune 100 companies and more than 500 government entities.
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Certain reclassifications have been made to prior year information to conform to current year presentation. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Company has evaluated subsequent events through May 3, 2022 and no material subsequent events were identified.
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
Although as of March 31, 2022, many government-imposed restrictions have been lightened or removed, the future impact of the COVID-19 pandemic continues to be highly uncertain. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT Q1 2022 Form 10-Q

Contingencies and Litigation
The Company is currently involved in various claims and legal proceedings. At least quarterly, it reviews the status of each significant matter and assesses its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. The estimated losses are recorded within Litigation settlements (recoveries), net in the Company's income statement. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position. The Company's policy is to expense legal defense costs related to such matters as incurred. These costs are recorded within Selling, general and administrative expenses in the Company's income statement. Any insurance recoveries for litigation settlements and defense costs are recorded when such recoveries are deemed probable and collectability is reasonably assured. Such recoveries are recorded in the same financial statement line as the related costs to which the recoveries relate.
Refer to Note 12 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information regarding loss contingencies.
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
As of January 1, 2022, the Company underwent an internal reorganization in its Commercial reportable segment resulting in the previous four Commercial operating segments being combined into one single operating segment and reporting unit, led by a single segment manager.
The Company considered the reorganization a triggering event and performed an interim qualitative goodwill impairment assessment of the reporting units before and after the reorganization and concluded no impairment existed at the time of change.
Additionally, as part of this reorganization, certain clients were reassigned from the Government Services reportable segment to the Commercial reportable segment (refer to Note 4 – Segment Reporting to the Condensed Consolidated Financial Statements for additional information). This change resulted in less than 1% of goodwill being reallocated between the reporting units within the two reportable segments.

Note 2 – Recent Accounting Pronouncements
The Company's significant accounting policies are described in Note 1–Basis of Presentation and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
New Accounting Standards Adopted
The Company has not adopted any new accounting standards in 2022 that had a material impact on its Consolidated Financial Statements.

CNDT Q1 2022 Form 10-Q

New Accounting Standards To Be Adopted
The Company has considered all recent accounting standards issued, but not yet effective, and does not expect any to have a material impact on its Consolidated Financial Statements.

Note 3 – Revenue
Disaggregation of Revenue
During the first quarter of 2022, certain clients were reclassified from the Government Services segment to the Commercial segment. Additionally, revenue for the Midas business divested in the first quarter of 2022 has been reclassified from the Commercial segment to the Divestitures segment. These changes have no impact on the timing of revenue recognition. All prior periods presented have been revised to reflect these changes.
The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended March 31,
(in millions)	2022	2021
Commercial:
Customer experience management	$161	$161
Business operations solutions	151	142
Commercial healthcare solutions	90	94
Human resource and learning services	110	115
Total Commercial	512	512
Government Services:
Government healthcare solutions	145	149
Government services solutions	141	165
Total Government Services	286	314
Transportation:
Roadway charging & management services	76	83
Transit solutions	49	64
Curbside management solutions	19	18
Public safety solutions	16	17
Commercial vehicles	2	2
Total Transportation	162	184
Divestitures	7	18
Total Consolidated Revenue	$967	$1,028

Timing of Revenue Recognition:
Point in time	$19	$32
Over time	948	996
Total Revenue	$967	$1,028

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

CNDT Q1 2022 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	March 31, 2022	December 31, 2021
Contract Assets (Unearned Income)
Current contract assets	$160	$154
Long-term contract assets(1)	9	8
Current unearned income	(75)	(82)
Long-term unearned income(2)	(47)	(48)
Net Contract Assets	$47	$32
Accounts receivable, net	$661	$699
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Revenues of $35 million were recognized during the three months ended March 31, 2022 related to the Company's unearned income at December 31, 2021. Additionally, the Company recognized $7 million of revenue related to the unearned income of the divested Midas business for the three months ended March 31, 2022. Such amount was included in Liabilities Held for Sale on the December 31, 2021 consolidated balance sheet.
Revenues of $58 million were recognized during the three months ended March 31, 2021 related to the Company's unearned income at December 31, 2020.
The Company had no material asset impairment charges related to contract assets for the three months ended March 31, 2022 or 2021.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2022 was approximately $1.1 billion. The Company expects to recognize approximately 72% of this revenue over the next two years and the remainder thereafter.

Note 4 – Segment Reporting
The Company's reportable segments correspond to how it organizes and manages the business, as defined by the Company's Chief Executive Officer, who is also the Company's Chief Operating Decision Maker (CODM). The Company's segments involve the delivery of business process services and include service arrangements where it manages a customer's business activity or process.
In the first quarter of 2022, the Company realigned certain clients between reportable segments to reflect how the Company currently manages its business. Certain clients were reclassified from the Government Services reportable segment to the Commercial reportable segment to align with a product view of the business. Additionally, in the first quarter of 2022, in order to provide greater visibility into the profitability of the Company's segments, certain real estate costs that were previously included in Unallocated Costs have been allocated to each of the reportable segments.
As described in Note 5 – Assets/Liabilities Held for Sale and Divestiture, the Company sold its Midas Suite of patient safety, quality and advanced analytics solutions to a third party in the first quarter of 2022. Accordingly, the results of this disposed business, which had previously been reported in the Commercial segment have been reclassified to the Divestitures segment. All prior periods presented have been recast to reflect these changes.
The Company's financial performance is based on Segment Profit/(Loss) for its three reportable segments (Commercial, Government Services and Transportation), Divestitures and Unallocated Costs. The Company's CODM does not evaluate operating segments using discrete asset information.

CNDT Q1 2022 Form 10-Q

Commercial: The Commercial segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial segment, the Company operates on its clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for the Company's clients and their consumers and employees.
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
Divestitures includes the Company's Midas Suite of patient safety, quality and advanced analytics solutions which it sold to a third party in the first quarter of 2022. Refer to Note 5 – Assets/Liabilities Held for Sale and Divestiture for additional information.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.
Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended March 31,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$512	$286	$162	$7	$—	$967
Segment profit (loss)	$28	$75	$8	$2	$(59)	$54

2021
Revenue	$512	$314	$184	$18	$—	$1,028
Segment profit (loss)	$24	$85	$21	$9	$(79)	$60

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2022	2021
Income (Loss) Before Income Taxes	$210	$(9)
Reconciling items:
Amortization of acquired intangible assets	6	40
Restructuring and related costs	9	13
Interest expense	19	13
(Gain) loss on divestitures and transaction costs	(163)	2
Litigation settlements (recoveries), net	(28)	1
Other (income) expenses, net	1	—
Segment Pre-tax Income (Loss)	$54	$60
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

CNDT Q1 2022 Form 10-Q

Note 5 – Assets/Liabilities Held for Sale and Divestiture
Assets/Liabilities Held for Sale
As of December 31, 2021, the sale of the Midas Suite of patient safety, quality and advanced analytics solutions to Symplr Software, Inc. had not yet closed. Accordingly, the assets and liabilities of this portfolio, collectively referred to as the Disposal Group, were reclassified as held for sale and measured at the lower of carrying value or fair value less costs to sell. As described below, the sale closed in the first quarter of 2022 and the assets and liabilities held for sale have been removed from the Company's Condensed Consolidated Balance Sheet.
Divestiture
On February 8, 2022, the Company completed the sale of its Midas Suite of patient safety, quality and advanced analytics solutions to Symplr Software, Inc. The Company received $321 million of cash consideration for this divestiture, subject to customary working capital adjustments. Working capital adjustments are expected to be finalized in the second quarter of 2022 and are not expected to be material. The divestiture generated a pre-tax gain of $165 million, which is included in (Gain) loss on divestitures and transaction costs. The Company recorded approximately $62 million of income taxes in connection with the divestiture. The revenue generated by this business was $7 million and $18 million for the three months ended March 31, 2022 and 2021, respectively.

Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $4 million and $7 million for the three months ended March 31, 2022 and 2021, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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
A summary of the Company's restructuring program activity during the three months ended March 31, 2022 and 2021 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2021	$5	$1	$—	$6
Provision	1	4	4	9
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	—	4	4	8
Charges against reserve and currency	(4)	(4)	(4)	(12)
Accrued Balance at March 31, 2022	$1	$1	$—	$2

CNDT Q1 2022 Form 10-Q

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2020	$3	$3	$—	$6
Provision	—	8	3	11
Changes in estimates	—	1	—	1
Total Net Current Period Charges(1)	—	9	3	12
Charges against reserve and currency	(2)	(10)	(3)	(15)
Accrued Balance at March 31, 2021	$1	$2	$—	$3
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

In addition, the Company recorded professional support costs associated with the implementation of certain strategic transformation programs of $1 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended March 31,
(in millions)	2022	2021
Commercial	$—	$—
Government Services	—	—
Transportation	—	—
Divestitures	—	—
Unallocated Costs(1)	8	12
Total Net Restructuring Charges	$8	$12
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 7 – Debt
Long-term debt was as follows:

(in millions)	March 31, 2022	December 31, 2021
2021 Term loan A due 2026	$262	$265
2021 Term loan B due 2028	514	515
2021 Senior notes due 2029	520	520
2021 Revolving credit facility maturing 2026	—	100
Finance lease obligations	14	16
Other	23	24
Principal debt balance	1,333	1,440
Debt issuance costs and unamortized discounts	(26)	(27)
Less: current maturities	(30)	(30)
Total Long-term Debt	$1,277	$1,383

During the first quarter of 2022, the Company repaid $100 million that was outstanding as of December 31, 2021 under its 2021 Revolving Credit Facility maturing in 2026 (Revolver). As of March 31, 2022, the Company had no outstanding borrowings under its Revolver. However, the Company utilized $10 million of the Revolver to issue letters of credit. The net Revolver available to be drawn upon as of March 31, 2022 was $540 million.
At March 31, 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above.

CNDT Q1 2022 Form 10-Q

Note 8 – Financial Instruments
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
At March 31, 2022 and December 31, 2021, the Company had outstanding forward exchange contracts with gross notional values of $139 million and $150 million, respectively. At March 31, 2022, approximately 71% of these contracts mature within three months, 11% in three to six months, 14% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.
Refer to Note 9 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

Note 9 – Fair Value of Financial Assets and Liabilities
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value based on the observability of significant inputs to the measurement. The levels of the fair value hierarchy are as follows:
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

(in millions)	March 31, 2022	December 31, 2021
Assets:
Foreign exchange contract - forward	$1	$1
Total Assets	$1	$1
Liabilities:
Foreign exchange contracts - forward	$1	$2
Total Liabilities	$1	$2
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,277	$1,247	$1,383	$1,374
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.
The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).

CNDT Q1 2022 Form 10-Q

Note 10 – Employee Benefit Plans
The Company has post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees participating in defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are permitted to contribute a portion of their salaries and bonuses to the plans. The Company, at its discretion, matches a portion of employee contributions.
The Company recognized an expense related to its defined contribution plans of $5 million and $5 million for the three months ended March 31, 2022 and 2021, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

Note 11 – Accumulated Other Comprehensive Loss (AOCL)
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2021	$(431)	$2	$—	$(429)
Other comprehensive income (loss)	(5)	(1)	—	(6)
Balance at March 31, 2022	$(436)	$1	$—	$(435)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
Other comprehensive income (loss)	(11)	(1)	—	(12)
Balance at March 31, 2021	$(411)	$2	$(1)	$(410)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of March 31, 2022. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

CNDT Q1 2022 Form 10-Q

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of March 31, 2022, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
Litigation Against the Company
Employees’ Retirement System of the Puerto Rico Electric Power Authority et al v. Conduent Inc. et al.: On March 8, 2019, a putative class action lawsuit alleging violations of certain federal securities laws in connection with our statements and alleged omissions regarding our financial guidance and business and operations was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the District of New Jersey. The complaint seeks certification of a class of all persons who purchased or otherwise acquired our securities from February 21, 2018 through November 6, 2018, and also seeks unspecified monetary damages, costs, and attorneys’ fees. We moved to dismiss the class action complaint in its entirety. In June 2020, the court denied the motion to dismiss and allowed the claims to proceed. The Court granted Class Certification on February 28, 2022. We intend to defend the litigation vigorously. The Company maintains insurance that may cover any costs arising out of this litigation up to the insurance limits, and subject to meeting certain deductibles and to other terms and conditions thereof. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.
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

CNDT Q1 2022 Form 10-Q

Dennis Nasrawi v. Buck Consultants et al.: On October 8, 2009, plaintiffs filed a lawsuit in the Superior Court of California, Stanislaus County, and on November 24, 2009, the case was removed to the U.S. Court for the Eastern District of California, Fresno Division. Plaintiffs alleged actuarial negligence against Buck Consultants, LLC (Buck), which was a wholly-owned subsidiary of Conduent, for the use of faulty actuarial assumptions in connection with the 2007 actuarial valuation for the Stanislaus County Employees Retirement Association (StanCERA). Plaintiffs alleged that the employer contribution rate adopted by StanCERA based on Buck’s valuation was insufficient to fund the benefits promised by the County. On July 13, 2012, the Court entered its ruling that the plaintiffs lacked standing to sue in a representative capacity on behalf of all plan participants. The Court also ruled that plaintiffs had adequately pleaded their claim that Buck allegedly aided and abetted StanCERA in breaching its fiduciary duty. Plaintiffs then filed their Fifth Amended Complaint and added StanCERA to the litigation. Buck and StanCERA filed demurrers to the amended complaint. On September 13, 2012, the Court sustained both demurrers with prejudice, completely dismissing the matter and barring plaintiffs from refiling their claims. Plaintiffs appealed, and ultimately the California Court of Appeals (Sixth District) reversed the trial court’s ruling and remanded the case back to the trial court as to Buck only, and only with respect to plaintiff's claim of aiding and abetting StanCERA in breaching its fiduciary duty. This case was stayed pending the outcome of parallel litigation the plaintiffs were pursuing against StanCERA. The parallel litigation was tried before the bench in June 2018, and on January 24, 2019, the Court found in favor of StanCERA, holding that it had not breached its fiduciary duty to plaintiffs. In August 2018, the Company sold Buck; however, the Company retained this liability after the sale. On April 26, 2019, plaintiffs in the parallel litigation filed an appeal. On December 8, 2021, the appellate court affirmed the trial court’s decision, and the judgment became final on January 7, 2022. On January 18, 2022, Plaintiffs in the parallel litigation filed a petition for review to the California Supreme Court. On March 16, 2022, the California Supreme Court denied Plaintiffs’ petition, thereby foreclosing further avenues for Plaintiffs. Plaintiffs filed their Notice of Dismissal, which the Court entered on March 22, 2022. As a result, during the first quarter of 2022, the Company reversed the reserve pertaining to this matter.
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
Other Matters
During the first quarter of 2022, the Company entered into settlement agreements with six of its insurers under its 2012–2013 errors and omission insurance policy in which the Company agreed to resolve its claims for insurance coverage in connection with the previously disclosed State of Texas matter that settled in February 2019, as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As a result of the settlement agreements entered with the insurers, the Company received an aggregate sum of $38 million, of which $14 million was recognized as defense costs recovery in Selling, general and administrative and $24 million was recognized in Litigation settlements (recoveries), net.

CNDT Q1 2022 Form 10-Q

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
Other Contingencies
Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2022, the Company had $559 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $105 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.

Note 13 – Preferred Stock
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

CNDT Q1 2022 Form 10-Q

Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended March 31,
(in millions, except per share data in whole dollars and shares in thousands)	2022	2021
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$136	$(11)
Dividend - Preferred Stock	(2)	(2)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$134	$(13)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$136	$(11)
Dividend - Preferred Stock	—	(2)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$136	$(13)

Weighted Average Common Shares Outstanding - Basic	215,503	212,250
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	2,994	—
8% Convertible Preferred Stock	5,393	—
Weighted Average Common Shares Outstanding - Diluted	223,890	212,250

Net Earnings (Loss) per Share:
Basic	$0.62	$(0.06)
Diluted	$0.61	$(0.06)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	2,698	11,011
Convertible preferred stock	—	5,393
Total Anti-Dilutive and Contingently Issuable Securities	2,698	16,404

CNDT Q1 2022 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	March 31, 2022	December 31, 2021
Other Current Assets
Prepaid expenses	$121	$84
Income taxes receivable	11	46
Value-added tax (VAT) receivable	13	12
Restricted cash	5	5
Current portion of capitalized cloud computing implementation costs, net	6	6
Other	78	75
Total Other Current Assets	$234	$228
Other Current Liabilities
Accrued liabilities	$232	$246
Litigation related accruals	54	64
Current operating lease liabilities	67	71
Restructuring liabilities	2	6
Income tax payable	17	10
Other taxes payable	17	14
Accrued interest	17	10
Other	20	22
Total Other Current Liabilities	$426	$443
Other Long-term Assets
Internal use software, net	$184	$181
Deferred contract costs, net	78	73
Product software, net	95	93
Cloud computing implementation costs, net	7	8
Other	100	98
Total Other Long-term Assets	$464	$453
Other Long-term Liabilities
Income tax liabilities	12	15
Unearned income	47	48
Other	32	32
Total Other Long-term Liabilities	$91	$95

Note 16 – Related Party Transactions
In the normal course of business, the Company provides services to, and purchases from, certain related parties with the same shareholders. The services provided to these entities included those related to human resources, end-user support and other services and solutions. The purchases from these entities included office equipment and related services and supplies. Revenue and purchases from these entities were included in Revenue and Costs of services or Selling, general and administrative, respectively, on the Company's Condensed Consolidated Statements of Income (Loss).

CNDT Q1 2022 Form 10-Q

Transactions with related parties were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue from related parties	$3	$5
Purchases from related parties	$5	$7

The Company's receivable and payable balances with related party entities were not material as of March 31, 2022 and December 31, 2021.

CNDT Q1 2022 Form 10-Q

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
The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes.
Overview
We are a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience.
Headquartered in Florham Park, New Jersey, we have a team of approximately 58,000 associates as of March 31, 2022, servicing customers from service centers in 24 countries.
Our reportable segments correspond to how we organize and manage the business and are aligned to the solutions we offer our clients.
We organize and manage our businesses through three reportable segments.
•Commercial – Our Commercial segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and their consumers and employees.
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
Executive Summary
We continue to transform our business through an intense focus on growth, quality, and efficiency – utilizing a programmatic and project management approach. Beginning in the first quarter of 2020 and through the first quarter of 2022, we have expanded the focus of our project portfolio to include both efficiency and growth initiatives, aimed to position the company to pivot to revenue growth and margin expansion over time.
We intend to drive portfolio focus, operating discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments to achieve this mission and purpose. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy. During the three months ended March 31, 2022, our strategy is showing results, including the following:

CNDT Q1 2022 Form 10-Q

•Net income of $136 million for the three months ended March 31, 2022, as compared to net loss of $11 million for the same period in the prior year.
•Net Annual Recurring Revenue (ARR) activity metric (as defined in "Metrics") of $102 million, a 17% increase over the first quarter of 2021.
•New business signings results:
◦New business total contract value (TCV) signings of $464 million for the three months ended March 31, 2022, representing an increase of 32% compared to the same period of the prior year.
◦Annual recurring revenue signings of $107 million for the three months ended March 31, 2022, representing an increase of 14% compared to the same period of the prior year.
•Renewal TCV of $936 million for the three months ended March 31, 2022, substantially higher than the same period of the prior year.
•The Company completed the sale of its Midas suite of solutions on February 8, 2022 for cash consideration of $321 million and, subsequent to the end of the first quarter of 2022, announced the planned separation of the Transportation segment.
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
•Increased sanitation and social distancing for on-site essential associates.
At the end of the first quarter of 2022, we continued to have most of our workforce in a work-from-home environment. We will continue to assess when to bring associates back to our offices, as appropriate, based on the specific COVID-19 conditions in certain geographies, as well as business requirements.
As the pandemic continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and their end-users as well as the Company's needs and to continue to provide our mission-critical services and solutions.

CNDT Q1 2022 Form 10-Q

Financial Review of Operations

	Three Months Ended March 31,		2022 vs. 2021
($ in millions)	2022	2021	$ Change	% Change
Revenue	$967	$1,028	$(61)	(6)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	755	787	(32)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	102	126	(24)	(19)%
Research and development (excluding depreciation and amortization)	1	—	1	n/m
Depreciation and amortization	61	95	(34)	(36)%
Restructuring and related costs	9	13	(4)	(31)%
Interest expense	19	13	6	46%
(Gain) loss on divestitures and transaction costs	(163)	2	(165)	n/m
Litigation settlements (recoveries), net	(28)	1	(29)	n/m
Other (income) expenses, net	1	—	1	n/m
Total Operating Costs and Expenses	757	1,037	(280)

Income (Loss) Before Income Taxes	210	(9)	219
Income tax expense (benefit)	74	2	72
Net Income (Loss)	$136	$(11)	$147

Revenue
Revenue for the three months ended March 31, 2022 was down, compared to the prior year period, primarily due to lower federal stimulus revenue in the Government Services segment, as well as lost business from prior years partially offset by new business ramp across all segments.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three months ended March 31, 2022 decreased, compared to the prior year period, driven by lost business from prior years as well as increased operational efficiency, slightly offset by an increase in hiring activity to support new deal ramp in the Commercial segment.
Selling, General and Administrative (SG&A) (excluding depreciation and amortization)
SG&A for the three months ended March 31, 2022 decreased, compared to the prior year period, primarily driven by the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2022 decreased, compared to the prior year period, primarily due to portions of certain customer relationship intangible assets being fully amortized during both the first quarters of 2022 and 2021.

CNDT Q1 2022 Form 10-Q

Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended March 31,
(in millions)	2022	2021
Severance and related costs	$—	$—
Data center consolidation	4	7
Termination and asset impairment costs	4	5
Total net current period charges	8	12
Consulting and other costs(1)	1	1
Restructuring and related costs	$9	$13
___________
(1)Represents professional support costs associated with certain strategic transformation programs.
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. On October 15, 2021, we completed the refinancing of our previously outstanding debt, which extended the maturity profile of our debt. The increase in Interest expense for the three months ended March 31, 2022, compared to the prior year period, was driven by higher interest rates on our refinanced credit facilities, partially offset by a lower total outstanding debt balance.
(Gain) Loss on Divestitures and Transaction Costs
The divestiture of the Midas business in the first quarter of 2022 resulted in a gain of $165 million. Additionally, professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company are included in this financial statement line item.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the three months ended March 31, 2022 primarily consist of $24 million of insurance recoveries related to the previously disclosed State of Texas matter.
Refer to Note 12 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.
Income Taxes
The effective tax rate for the three months ended March 31, 2022 was 35.2%, compared to (23.4)% for the three months ended March 31, 2021. The March 31, 2022 rate was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, state and local taxes and permanently non-deductible amounts related to the divestiture transaction, partially offset by the tax benefit of valuation allowances released due to the gain from divestiture and tax credits.
The effective tax rate for the three months ended March 31, 2021 was negative as compared to the U.S. statutory rate of 21%, primarily due to pre-tax loss and tax expense resulting from geographic mix of income, valuation allowances, and tax charges recognized on employee equity award vestings, partially offset by tax credits.

CNDT Q1 2022 Form 10-Q

Excluding the impact of the Midas divestiture, the litigation insurance recoveries, amortization of intangible assets, restructuring costs and certain discrete tax items, the normalized effective tax rate for the three months ended March 31, 2022 was 29.6%. The normalized effective tax rate for the three months ended March 31, 2021 was 23.4%, predominantly due to excluding the impact of valuation allowances, equity award vesting, amortization of intangible assets and restructuring costs. The normalized effective tax rate for the three months ended March 31, 2022 was higher than the three months ended March 31, 2021 rate due to the geographic mix of income.
The Company believes it is reasonably possible that unrecognized tax benefits of approximately $11 million will reverse within 12 months due to an anticipated audit settlement.
In recent years, government agencies and global organizations have had an increased focus on the issues of taxation of multinational corporations. In March 2022, the Organization for Economic Co-operation and Development (OECD) released the Commentary to the Pillar 2 Model Rules as agreed by the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting. The Pillar 2 Model Rules, released on December 20, 2021, define the scope and key mechanics for the Pillar 2 system of global minimum tax rules. The Company is monitoring the development and assessing any potential impact. We do not anticipate a material impact based on current guidance.

Operations Review of Segment Revenue and Profit
In the first quarter of 2022, we realigned certain clients between reportable segments to reflect how we currently manage our business. Certain clients were reclassified from the Government Services reportable segment to the Commercial reportable segment to align with a product view of the business. This change had an insignificant impact. Additionally, in the first quarter of 2022, in order to provide greater visibility into the profitability of our segments, certain real estate costs that were previously included in Unallocated Costs have been allocated to each of the reportable segments. As described in Note 5 – Assets/Liabilities Held for Sale and Divestiture, we sold our Midas Suite of patient safety, quality and advanced analytics solutions to a third party in the first quarter of 2022. Accordingly, the results of this disposed business, which had been reported in the Commercial segment have been reclassified to the Divestitures segment. All prior periods presented have been recast to reflect these changes.
Our financial performance is based on Segment Profit/(Loss) and Segment Adjusted EBITDA for the following three segments:
•Commercial;
•Government Services; and
•Transportation.
Divestitures includes our Midas business which was sold in the first quarter of 2022.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.
We continue to modernize a significant portion of our infrastructure with new systems and processes and consolidate our data centers as part of our transformation initiatives. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations. See Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

CNDT Q1 2022 Form 10-Q

Results of financial performance by segment were:

	Three Months Ended March 31,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$512	$286	$162	$7	$—	$967
Segment profit (loss)	$28	$75	$8	$2	$(59)	$54
Segment depreciation and amortization	$26	$8	$9	$—	$12	$55
Adjusted EBITDA	$54	$83	$17	$2	$(47)	$109

% of Total Revenue	52.9%	29.6%	16.8%	0.7%	—%	100.0%
Adjusted EBITDA Margin	10.5%	29.0%	10.5%	34.7%	—%	11.3%

2021
Revenue	$512	$314	$184	$18	$—	$1,028
Segment profit (loss)	$24	$85	$21	$9	$(79)	$60
Segment depreciation and amortization	$27	$5	$9	$1	$13	$55
Adjusted EBITDA	$51	$90	$30	$10	$(66)	$115

% of Total Revenue	49.8%	30.5%	17.9%	1.8%	—%	100.0%
Adjusted EBITDA Margin	10.0%	28.7%	16.3%	59.8%	—%	11.2%

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2022	2021
Income (Loss) Before Income Taxes	$210	$(9)
Reconciling items:
Amortization of acquired intangible assets	6	40
Restructuring and related costs	9	13
Interest expense	19	13
(Gain) loss on divestitures and transaction costs	(163)	2
Litigation costs	(28)	1
Other (income) expenses, net	1	—
Segment Pre-tax Income (Loss)	$54	$60
Segment depreciation and amortization (including contract inducements)	$55	$55
Adjusted EBITDA	$109	$115
Commercial Segment
Revenue
Commercial revenue for the three months ended March 31, 2022 was substantially unchanged, compared to the prior year period, due to new business ramp, which was especially strong in Customer Experience Management, being offset by lost business from prior years.
Segment Profit and Adjusted EBITDA
Increases in the Commercial segment profit and adjusted EBITDA margin for the three months ended March 31, 2022, compared to the prior year period, were mainly driven by increased operational efficiency and expense reductions resulting from progress in our efficiency initiatives, more than offsetting the dynamics of a challenging labor market in both North America and Europe.

CNDT Q1 2022 Form 10-Q

Government Services Segment
Revenue
Government Services revenue for the three months ended March 31, 2022 decreased, compared to the prior year period. This decrease was primarily driven by significantly lower Federal stimulus revenue, while increases in volume, price and new business offset lost business from prior years.
Segment Profit and Adjusted EBITDA
Decreases in the Government Services segment profit and adjusted EBITDA margin for the three months ended March 31, 2022, compared to the prior year period, were mainly driven by lower Federal stimulus revenue, partially offset by expense reductions resulting from progress in our efficiency initiatives.
Transportation Segment
Revenue
Transportation revenue for the three months ended March 31, 2022 decreased, compared to the prior year period, primarily driven by the impact of lower volume and project timing in our International transit business, unfavorable exchange rate movement, a one-time revenue benefit in the prior year period and lost business from prior years, partially offset by new business.
Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA margin decreased for the three months ended March 31, 2022, compared to the prior year period, mainly driven by the impact of lost business, project timing in the International business, and a one-time item benefiting the prior year period, partially offset by new business.
Divestitures
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decline in revenue, segment profit and Adjusted EBITDA for the three months ended March 31, 2022 was primarily due to the sale of the Midas Suite of products. The current year includes slightly more than one month of activity versus the prior year includes a full quarter of activity.
Unallocated Costs
Unallocated Costs for the three months ended March 31, 2022 decreased, compared to the prior year period primarily due to a portion of the recovery of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter that settled in February 2019 that was allocated to SG&A and progress with our efficiency initiatives.
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
For the three months ended March 31, 2022, the Company signed $464 million of new business, representing a 32% increase compared to the prior year period. Renewal TCV for the three months ended March 31, 2022 was $936 million.

CNDT Q1 2022 Form 10-Q

	Three Months Ended March 31,		2022 vs. 2021
($ in millions)	2022(3)	2021(3)	$ Change	% Change
New business TCV	$464	$352	$112	32%
Renewals TCV	936	273	663	243%
Total Signings	$1,400	$625	$775	124%

Annual recurring revenue signings(1)	$107	$94	$13	14%
Non-recurring revenue signings(2)	$62	$126	$(64)	(51)%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove Midas new business signings.
The total new business pipeline at the end of March 31, 2022 and 2021 was $22.0 billion and $21.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
March 31, 2022	$102
December 31, 2021	128
September 30, 2021	132
June 30, 2021	106
March 31, 2021	87

Capital Resources and Liquidity
As of March 31, 2022 and December 31, 2021, total cash and cash equivalents were $588 million and $415 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $10 million was used for letters of credit. In the first quarter of 2022, we repaid $100 million that was outstanding as of December 31, 2021 under our revolving line of credit. The net amount available to be drawn upon under our revolving line of credit as of March 31, 2022, was $540 million.
As of March 31, 2022, our total debt outstanding was $1.3 billion of which $30 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
In order to provide financial flexibility and finance certain investments and projects, we may continue to utilize external financing arrangements. However, we believe that our cash on hand, projected cash flow from operations, sound balance sheet and our revolving line of credit will continue to provide sufficient financial resources to meet our expected business obligations for at least the next twelve months.

CNDT Q1 2022 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2022	2021	Better (Worse)
Net cash provided by (used in) operating activities	$11	$(2)	$13
Net cash provided by (used in) investing activities	$273	$(29)	302
Net cash provided by (used in) financing activities	$(110)	$(25)	(85)
Operating activities
The net improvement in cash used in operating activities of $13 million, compared to the prior year period, was primarily related to the $38 million of insurance recoveries related to the previously disclosed State of Texas matter, partially offset by lower Adjusted EBITDA and higher cash taxes.
Investing activities
The increase in cash provided by investing activities of $302 million was primarily due to the proceeds from the divestiture of the Midas business, partially offset by increased spending related to modernizing our infrastructure and productivity tools.
Financing activities
The increase in cash used in financing activities was primarily related to the repayment of the $100 million borrowed under the revolver partially offset by lower Term loan principal payments.
Material Cash Requirements from Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled $588 million as of March 31, 2022, along with cash generated by operations and amounts available for borrowing under its 2021 Revolving Credit Facility, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
At March 31, 2022, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on our material cash requirements.
Critical Accounting Estimates and Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements and notes thereto. There have been no significant changes during the three months ended March 31, 2022 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Changes
See Note 2 – Recent Accounting Pronouncements for information on accounting standards adopted during the current year, as well as recently issued accounting standards not yet required to be adopted and the expected impact of the adoption of these accounting standards.

CNDT Q1 2022 Form 10-Q

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Recent market and economic events, including the effects of the COVID-19 pandemic, have not caused us to materially modify nor change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 8 – Financial Instruments in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.
During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 12 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

CNDT Q1 2022 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended March 31, 2022
During the quarter ended March 31, 2022, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Issuer Purchases of Equity Securities during the Quarter ended March 31, 2022
None.

CNDT Q1 2022 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.
3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K dated December 23, 2016.
10.6(a)(ix)	Form of Restricted Stock Unit Award Agreement 2022 under the 2021 PIP.
10.6(a)(x)	Form of Performance Restricted Stock Unit Award Agreement 2022 under the 2021 PIP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT Q1 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2022

CNDT Q1 2022 Form 10-Q