Form 10-Q
period 2022-06-30
CONDUENT Inc
filed 2022-08-02
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at July 31, 2022
Common Stock,	$0.01 par value	215,795,311

CNDT Q2 2022 Form 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) and any exhibits to this Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” “aim,” “should,” “could,” “forecast,” “target,” “may,” "continue to," "if,” “growing,” “projected,” “potential,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, all statements regarding anticipated effects of the novel coronavirus, or COVID-19, pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, and markets, results of operations and financial condition and anticipated actions to be taken by management to sustain our business during the economic uncertainty caused by the pandemic and related governmental and business actions, as well as other statements that are not strictly historical in nature, are forward looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein as anticipated, believed, estimated, expected or intended or using other similar expressions.
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

CNDT Q2 2022 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

June 30, 2022

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q2 2022 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue	$928	$1,026	$1,895	$2,054

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	727	772	1,482	1,559
Selling, general and administrative (excluding depreciation and amortization)	113	125	215	251
Research and development (excluding depreciation and amortization)	2	1	3	1
Depreciation and amortization	53	86	114	181
Restructuring and related costs	11	8	20	21
Interest expense	18	13	37	26
(Gain) loss on divestitures and transaction costs	3	(1)	(160)	1
Litigation settlements (recoveries), net	(3)	1	(31)	2
Loss on extinguishment of debt	—	2	—	2
Other (income) expenses, net	(1)	—	—	—
Total Operating Costs and Expenses	923	1,007	1,680	2,044

Income (Loss) Before Income Taxes	5	19	215	10

Income tax expense (benefit)	5	7	79	9
Net Income (Loss)	$—	$12	$136	$1

Net Income (Loss) per Share:
Basic	$(0.01)	$0.05	$0.61	$(0.02)
Diluted	$(0.01)	$0.04	$0.60	$(0.02)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net Income (Loss)	$—	$12	$136	$1
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(40)	4	(45)	(7)
Unrecognized gains (losses), net	—	—	(1)	(1)
Changes in benefit plans, net	—	(1)	—	(1)
Other Comprehensive Income (Loss), Net	(40)	3	(46)	(9)

Comprehensive Income (Loss), Net	$(40)	$15	$90	$(8)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$519	$415
Accounts receivable, net	684	699
Assets held for sale	—	184
Contract assets	155	154
Other current assets	239	228
Total current assets	1,597	1,680
Land, buildings and equipment, net	263	281
Operating lease right-of-use assets	212	231
Intangible assets, net	43	52
Goodwill	1,310	1,339
Other long-term assets	475	453
Total Assets	$3,900	$4,036
Liabilities and Equity
Current portion of long-term debt	$30	$30
Accounts payable	166	198
Accrued compensation and benefits costs	219	243
Unearned income	73	82
Liabilities held for sale	—	29
Other current liabilities	407	443
Total current liabilities	895	1,025
Long-term debt	1,272	1,383
Deferred taxes	105	75
Operating lease liabilities	173	184
Other long-term liabilities	88	95
Total Liabilities	2,533	2,762

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,918	3,910
Retained earnings (deficit)	(2,220)	(2,351)
Accumulated other comprehensive loss	(475)	(429)
Total Equity	1,225	1,132
Total Liabilities and Equity	$3,900	$4,036

Shares of common stock issued and outstanding	215,705	215,381
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$136	$1
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	114	181
Contract inducement amortization	1	—
Deferred income taxes	32	(6)
Amortization of debt financing costs	2	4
Loss on extinguishment of debt	—	2
(Gain) loss on divestitures and sales of fixed assets, net	(166)	1
Stock-based compensation	9	9
Changes in operating assets and liabilities:
Accounts receivable	(2)	4
Other current and long-term assets	(85)	(48)
Accounts payable and accrued compensation and benefits costs	(37)	(21)
Other current and long-term liabilities	(17)	(31)
Net change in income tax assets and liabilities	8	7
Net cash provided by (used in) operating activities	(5)	103
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(51)	(39)
Cost of additions to internal use software	(32)	(32)
Proceeds from divestitures	325	2
Net cash provided by (used in) investing activities	242	(69)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(100)	—
Payments on debt	(16)	(79)
Premium on debt redemption	—	(2)
Taxes paid for settlement of stock-based compensation	—	(1)
Dividends paid on preferred stock	(5)	(5)
Net cash provided by (used in) financing activities	(121)	(87)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(2)
Increase (decrease) in cash, cash equivalents and restricted cash	110	(55)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	420	458
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$530	$403
 ___________
(1)Includes $11 million and $6 million of restricted cash as of June 30, 2022 and 2021, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30, 2022
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2022	$2	$3,912	$(2,217)	$(435)	$1,262
Dividends - preferred stock, $20/share	—	—	(3)	—	(3)
Stock incentive plans, net	—	6	—	—	6
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	—	—
Other comprehensive income (loss), net	—	—	—	(40)	(40)
Total Comprehensive Income (Loss), Net	—	—	—	(40)	(40)
Balance at June 30, 2022	$2	$3,918	$(2,220)	$(475)	$1,225

	Three Months Ended June 30, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2021	$2	$3,902	$(2,326)	$(410)	$1,168
Dividends - preferred stock, $20/share	—	—	(3)	—	(3)
Stock incentive plans, net	—	5	—	—	5
Comprehensive Income (Loss):
Net Income (Loss)	—	—	12	—	12
Other comprehensive income (loss), net	—	—	—	3	3
Total Comprehensive Income (Loss), Net	—	—	12	3	15
Balance at June 30, 2021	$2	$3,907	$(2,317)	$(407)	$1,185

	Six Months Ended June 30, 2022
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2021	$2	$3,910	$(2,351)	$(429)	$1,132
Dividends - preferred stock, $40/share	—	—	(5)	—	(5)
Stock incentive plans, net	—	8	—	—	8
Comprehensive Income (Loss):
Net Income (Loss)	—	—	136	—	136
Other comprehensive income (loss), net	—	—	—	(46)	(46)
Total Comprehensive Income (Loss), Net	—	—	136	(46)	90
Balance at June 30, 2022	$2	$3,918	$(2,220)	$(475)	$1,225

	Six Months Ended June 30, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2020	$2	$3,899	$(2,313)	$(398)	$1,190
Dividends - preferred stock, $40/share	—	—	(5)	—	(5)
Stock incentive plans, net	—	8	—	—	8
Comprehensive Income (Loss):
Net Income (Loss)	—	—	1	—	1
Other comprehensive income (loss), net	—	—	—	(9)	(9)
Total Comprehensive Income (Loss), Net	—	—	1	(9)	(8)
Balance at June 30, 2021	$2	$3,907	$(2,317)	$(407)	$1,185
 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2022 Form 10-Q

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
The Company has evaluated subsequent events through August 2, 2022 and no material subsequent events were identified.
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
Although as of June 30, 2022, many government-imposed restrictions have been lightened or removed, the future impact of the COVID-19 pandemic continues to be highly uncertain. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT Q2 2022 Form 10-Q

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
The Company considered the reorganization in the first quarter of 2022 a triggering event and performed an interim qualitative goodwill impairment assessment of the reporting units before and after the reorganization and concluded no impairment existed at the time of the change.
Additionally, as part of the reorganization in the first quarter of 2022, certain clients were reassigned from the Government Services reportable segment to the Commercial reportable segment (refer to Note 4 – Segment Reporting to the Condensed Consolidated Financial Statements for additional information). This change resulted in less than 1% of goodwill being reallocated between the reporting units within the two reportable segments.

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

CNDT Q2 2022 Form 10-Q

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Commercial:
Customer experience management	$145	$146	$306	$307
Business operations solutions	126	137	277	279
Commercial healthcare solutions	88	92	178	186
Human resource and learning services	111	113	221	228
Total Commercial	470	488	982	1,000
Government Services:
Government healthcare solutions	143	140	288	289
Government services solutions	136	196	277	361
Total Government Services	279	336	565	650
Transportation:
Roadway charging & management services	81	75	157	158
Transit solutions	57	70	106	134
Curbside management solutions	22	20	41	38
Public safety solutions	17	18	33	35
Commercial vehicles	2	2	4	4
Total Transportation	179	185	341	369
Divestitures	—	17	7	35
Total Consolidated Revenue	$928	$1,026	$1,895	$2,054

Timing of Revenue Recognition:
Point in time	$26	$25	$45	$57
Over time	902	1,001	1,850	1,997
Total Revenue	$928	$1,026	$1,895	$2,054

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

CNDT Q2 2022 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	June 30, 2022	December 31, 2021
Contract Assets (Unearned Income)
Current contract assets	$155	$154
Long-term contract assets(1)	14	8
Current unearned income	(73)	(82)
Long-term unearned income(2)	(46)	(48)
Net Contract Assets	$50	$32
Accounts receivable, net	$684	$699
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Revenues of $18 million and $53 million were recognized during the three and six months ended June 30, 2022, respectively, related to the Company's unearned income at December 31, 2021. Additionally, the Company recognized $7 million of revenue related to the unearned income of the divested Midas business for the six months ended June 30, 2022. Such amount was included in Liabilities Held for Sale on the December 31, 2021 consolidated balance sheet.
Revenues of $30 million and $88 million were recognized during the three and six months ended June 30, 2021 related to the Company's unearned income at December 31, 2020.
The Company had no material asset impairment charges related to contract assets for the three and six months ended June 30, 2022 or 2021.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2022 was approximately $1.0 billion. The Company expects to recognize approximately 73% of this revenue over the next two years and the remainder thereafter.

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

CNDT Q2 2022 Form 10-Q

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
Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended June 30,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$470	$279	$179	$—	$—	$928
Segment profit (loss)	$22	$70	$16	$—	$(72)	$36

2021
Revenue	$488	$336	$185	$17	$—	$1,026
Segment profit (loss)	$19	$110	$17	$7	$(79)	$74

	Six Months Ended June 30,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$982	$565	$341	$7	$—	$1,895
Segment profit (loss)	$50	$145	$24	$2	$(131)	$90

2021
Revenue	$1,000	$650	$369	$35	$—	$2,054
Segment profit (loss)	$43	$195	$38	$16	$(158)	$134

CNDT Q2 2022 Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2022	2021	2022	2021
Income (Loss) Before Income Taxes	$5	$19	$215	$10
Reconciling items:
Amortization of acquired intangible assets	3	32	9	72
Restructuring and related costs	11	8	20	21
Interest expense	18	13	37	26
(Gain) loss on divestitures and transaction costs	3	(1)	(160)	1
Litigation settlements (recoveries), net	(3)	1	(31)	2
Loss on extinguishment of debt	—	2	—	2
Other (income) expenses, net	(1)	—	—	—
Segment Pre-tax Income (Loss)	$36	$74	$90	$134
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
Divestiture
On February 8, 2022, the Company completed the sale of its Midas Suite of patient safety, quality and advanced analytics solutions to Symplr Software, Inc. The Company received $321 million of cash consideration for this divestiture, subject to customary working capital adjustments. The working capital adjustments were settled during the second quarter of 2022 and were not material. The divestiture generated a pre-tax gain of $166 million, which is included in (Gain) loss on divestitures and transaction costs. The Company recorded approximately $62 million of income taxes in connection with the divestiture. The revenue generated by this business was $7 million for the six months ended June 30, 2022 and $17 million and $35 million, respectively, for the three and six months ended June 30, 2021. There was no revenue generated by this business for the three months ended June 30, 2022.

Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $3 million and $8 million for the three months ended June 30, 2022 and 2021, respectively, and $7 million and $15 million for the six months ended June 30, 2022 and 2021, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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

CNDT Q2 2022 Form 10-Q

A summary of the Company's restructuring program activity during the six months ended June 30, 2022 and 2021 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2021	$5	$1	$—	$6
Provision	2	11	6	19
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	1	11	6	18
Charges against reserve and currency	(5)	(11)	(6)	(22)
Accrued Balance at June 30, 2022	$1	$1	$—	$2

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2020	$3	$3	$—	$6
Provision	2	16	4	22
Changes in estimates	—	(3)	—	(3)
Total Net Current Period Charges(1)	2	13	4	19
Charges against reserve and currency	(2)	(15)	(4)	(21)
Accrued Balance at June 30, 2021	$3	$1	$—	$4
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

In addition, the Company recorded professional support costs associated with the implementation of certain strategic transformation programs of $1 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $2 million and $2 million for the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Commercial	$1	$2	$1	$2
Government Services	—	—	—	—
Transportation	—	—	—	—
Divestitures	—	—	—	—
Unallocated Costs(1)	9	5	17	17
Total Net Restructuring Charges	$10	$7	$18	$19
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 7 – Debt
Long-term debt was as follows:

(in millions)	June 30, 2022	December 31, 2021
2021 Term loan A due 2026	$258	$265
2021 Term loan B due 2028	513	515
2021 Senior notes due 2029	520	520
2021 Revolving credit facility maturing 2026	—	100
Finance lease obligations	13	16
Other	23	24
Principal debt balance	1,327	1,440
Debt issuance costs and unamortized discounts	(25)	(27)
Less: current maturities	(30)	(30)
Total Long-term Debt	$1,272	$1,383

CNDT Q2 2022 Form 10-Q

During the first quarter of 2022, the Company repaid $100 million that was outstanding as of December 31, 2021 under its 2021 Revolving Credit Facility maturing in 2026 (Revolver). As of June 30, 2022, the Company had no outstanding borrowings under its Revolver. However, the Company utilized $4 million of the Revolver to issue letters of credit as of June 30, 2022. The net Revolver available to be drawn upon as of June 30, 2022 was $546 million.
At June 30, 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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
At June 30, 2022 and December 31, 2021, the Company had outstanding forward exchange contracts with gross notional values of $105 million and $150 million, respectively. At June 30, 2022, approximately 76% of these contracts mature within three months, 11% in three to six months, 11% in six to twelve months and 2% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.
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

CNDT Q2 2022 Form 10-Q

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases was Level 2.

(in millions)	June 30, 2022	December 31, 2021
Assets:
Foreign exchange contract - forward	$—	$1
Total Assets	$—	$1
Liabilities:
Foreign exchange contracts - forward	$2	$2
Total Liabilities	$2	$2
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	June 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,272	$1,190	$1,383	$1,374
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
The Company recognized an expense related to its defined contribution plans of $3 million and $5 million for the three months ended June 30, 2022 and 2021, respectively and $8 million and $10 million for the six months ended June 30, 2022 and 2021, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

Note 11 – Accumulated Other Comprehensive Loss (AOCL)
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2021	$(431)	$2	$—	$(429)
Other comprehensive income (loss)	(45)	(1)	—	(46)
Balance at June 30, 2022	$(476)	$1	$—	$(475)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
Other comprehensive income (loss)	(7)	(1)	(1)	(9)
Balance at June 30, 2021	$(407)	$2	$(2)	$(407)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT Q2 2022 Form 10-Q

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of June 30, 2022. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of June 30, 2022, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
Litigation Against the Company
Employees’ Retirement System of the Puerto Rico Electric Power Authority et al v. Conduent Inc. et al.: On March 8, 2019, a putative class action lawsuit alleging violations of certain federal securities laws in connection with our statements and alleged omissions regarding our financial guidance and business and operations was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the District of New Jersey. The complaint seeks certification of a class of all persons who purchased or otherwise acquired our securities from February 21, 2018 through November 6, 2018, and also seeks unspecified monetary damages, costs, and attorneys’ fees. We moved to dismiss the class action complaint in its entirety. In June 2020, the court denied the motion to dismiss and allowed the claims to proceed. The Court granted Class Certification on February 28, 2022. Upon the substantial completion of document discovery, the parties agreed to engage in mediation, and the Court administratively terminated the litigation to permit those efforts to proceed. We intend to continue to defend the litigation vigorously. The Company maintains insurance that may cover any costs arising out of this litigation up to the insurance limits, and subject to meeting certain deductibles and to other terms and conditions thereof. The Company is not yet able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q2 2022 Form 10-Q

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
Conduent Business Services, LLC v. Cognizant Business Services Corporation: On April 12, 2017, CBS filed a lawsuit against Cognizant Business Services Corporation (Cognizant) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between CBS and Cognizant, as amended and supplemented (Contract). The Contract contains certain minimum purchase obligations by CBS through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to CBS under CBS’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, CBS seeks damages in excess of $150 million. During the first quarter of 2018, CBS provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. CBS also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. In its answer, Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the Contract and an alleged $25 million termination fee. Cognizant's second amended counterclaim increased Cognizant's damages to $89 million. The matter has been proceeding through fact and expert discovery. CBS will continue to vigorously defend itself against the counterclaims but the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q2 2022 Form 10-Q

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
Other Contingencies
Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2022, the Company had $547 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $101 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.

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

CNDT Q2 2022 Form 10-Q

Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data in whole dollars and shares in thousands)	2022	2021	2022	2021
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$—	$12	$136	$1
Dividend - Preferred Stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(3)	$9	$131	$(4)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$—	$12	$136	$1
Dividend - Preferred Stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(3)	$9	$131	$(4)

Weighted Average Common Shares Outstanding - Basic	215,629	212,450	215,561	212,344
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	—	7,715	3,241	—
8% Convertible Preferred Stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	215,629	220,165	218,802	212,344

Net Earnings (Loss) per Share:
Basic	$(0.01)	$0.05	$0.61	$(0.02)
Diluted	$(0.01)	$0.04	$0.60	$(0.02)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	5,852	2,762	6,405	13,783
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	11,245	8,155	11,798	19,176

CNDT Q2 2022 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	June 30, 2022	December 31, 2021
Other Current Assets
Prepaid expenses	$103	$84
Income taxes receivable	29	46
Value-added tax (VAT) receivable	14	12
Restricted cash	11	5
Current portion of capitalized cloud computing implementation costs, net	5	6
Other	77	75
Total Other Current Assets	$239	$228
Other Current Liabilities
Accrued liabilities	$236	$246
Litigation related accruals	46	64
Current operating lease liabilities	65	71
Restructuring liabilities	2	6
Income tax payable	5	10
Other taxes payable	17	14
Accrued interest	8	10
Other	28	22
Total Other Current Liabilities	$407	$443
Other Long-term Assets
Internal use software, net	$188	$181
Deferred contract costs, net	76	73
Product software, net	100	93
Cloud computing implementation costs, net	6	8
Other	105	98
Total Other Long-term Assets	$475	$453
Other Long-term Liabilities
Income tax liabilities	12	15
Unearned income	46	48
Other	30	32
Total Other Long-term Liabilities	$88	$95

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

CNDT Q2 2022 Form 10-Q

Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue from related parties	$3	$4	$6	$9
Purchases from related parties	$8	$9	$13	$16

The Company's receivable and payable balances with related party entities were not material as of June 30, 2022 and December 31, 2021.

CNDT Q2 2022 Form 10-Q

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
Headquartered in Florham Park, New Jersey, we have a team of approximately 58,000 associates as of June 30, 2022, servicing customers from service centers in 24 countries.
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
Executive Summary
We continue to transform our business through an intense focus on growth, quality, and efficiency – utilizing a programmatic and project management approach. Beginning in the first quarter of 2020 and through the first and second quarter of 2022, we have expanded the focus of our project portfolio to include both efficiency and growth initiatives, aimed to position the company to pivot to revenue growth and margin expansion over time.
We intend to drive portfolio focus, operating discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments to achieve this mission and purpose. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy. During the six months ended June 30, 2022, our strategy is showing results, including the following:

CNDT Q2 2022 Form 10-Q

•Net income of $136 million for the six months ended June 30, 2022 as compared to net income of $1 million for the same period in the prior year.
•New Business annual contract value (ACV) of $180 million increased for the fourth consecutive quarter, with strong contributions of $124 million from the Commercial segment.
•Net Annual Recurring Revenue (ARR) activity metric of $104 million, as compared to $106 million in the same period in the prior year, $102 million in the first quarter of 2022 and positive for the seventh consecutive quarter.
•Annual recurring revenue signings of $207 million for the six months ended June 30, 2022 is substantially unchanged compared to the prior year.
•Renewal TCV of $1,238 million for the six months ended June 30, 2022 is 13% higher than the same period in the prior year.
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
At the end of the second quarter of 2022, we continued to have most of our workforce in either a work-from-home or hybrid environment. We will continue to assess when to bring associates back to our offices, as appropriate, based on the specific COVID-19 conditions in certain geographies, as well as business requirements.
As the pandemic continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and their end-users as well as the Company's needs and to continue to provide our mission-critical services and solutions.

CNDT Q2 2022 Form 10-Q

Financial Review of Operations

	Three Months Ended June 30,		2022 vs. 2021
($ in millions)	2022	2021	$ Change	% Change
Revenue	$928	$1,026	$(98)	(10)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	727	772	(45)	(6)%
Selling, general and administrative (excluding depreciation and amortization)	113	125	(12)	(10)%
Research and development (excluding depreciation and amortization)	2	1	1	100%
Depreciation and amortization	53	86	(33)	(38)%
Restructuring and related costs	11	8	3	38%
Interest expense	18	13	5	38%
(Gain) loss on divestitures and transaction costs	3	(1)	4	n/m
Litigation settlements (recoveries), net	(3)	1	(4)	n/m
Loss on extinguishment of debt	—	2	(2)	n/m
Other (income) expenses, net	(1)	—	(1)	n/m
Total Operating Costs and Expenses	923	1,007	(84)

Income (Loss) Before Income Taxes	5	19	(14)
Income tax expense (benefit)	5	7	(2)
Net Income (Loss)	$—	$12	$(12)

CNDT Q2 2022 Form 10-Q

	Six Months Ended June 30,		2022 vs. 2021
($ in millions)	2022	2021	$ Change	% Change
Revenue	$1,895	$2,054	$(159)	(8)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	1,482	1,559	(77)	(5)%
Selling, general and administrative (excluding depreciation and amortization)	215	251	(36)	(14)%
Research and development (excluding depreciation and amortization)	3	1	2	n/m
Depreciation and amortization	114	181	(67)	(37)%
Restructuring and related costs	20	21	(1)	(5)%
Interest expense	37	26	11	42%
(Gain) loss on divestitures and transaction costs	(160)	1	(161)	n/m
Litigation settlements (recoveries), net	(31)	2	(33)	n/m
Loss on extinguishment of debt	—	2	(2)	n/m
Other (income) expenses, net	—	—	—	n/m
Total Operating Costs and Expenses	1,680	2,044	(364)

Income (Loss) Before Income Taxes	215	10	205
Income tax expense (benefit)	79	9	70
Net Income (Loss)	$136	$1	$135
Revenue
Revenue for the three and six months ended June 30, 2022 decreased, compared to the prior year periods, primarily due to lower federal stimulus revenue in the Government Services segment, lost business from prior years, as well as negative foreign exchange translation impact, particularly the Euro and British pound, partially offset by new business ramp across all segments.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three and six months ended June 30, 2022 decreased, compared to the prior year periods, driven by lost business from prior years, increased operational efficiency and favorable foreign exchange translation impact, slightly offset by an increase in hiring activity to support new deal ramp in the Commercial segment.
Selling, General and Administrative (SG&A) (excluding depreciation and amortization)
SG&A for the three months ended June 30, 2022 decreased, compared to the prior year period, primarily driven by lower variable employee costs.
SG&A for the six months ended June 30, 2022 decreased, compared to the prior year period, primarily driven by the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter, as well as lower variable employee costs.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2022 decreased, compared to the prior year periods, primarily due to portions of certain customer relationship intangible assets from acquisitions in years past being fully amortized.

CNDT Q2 2022 Form 10-Q

Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Severance and related costs	$1	$2	$1	$2
Data center consolidation	3	8	7	15
Termination and asset impairment costs	6	(3)	10	2
Total net current period charges	10	7	18	19
Consulting and other costs(1)	1	1	2	2
Restructuring and related costs	$11	$8	$20	$21
___________
(1)Represents professional support costs associated with certain strategic transformation programs.
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. On October 15, 2021, we completed the refinancing of our previously outstanding debt, which extended the maturity profile of our debt. The increase in Interest expense for the three and six months ended June 30, 2022, compared to the prior year periods, was driven by higher interest rates on our refinanced credit facilities, partially offset by a lower total outstanding debt balance.
(Gain) Loss on Divestitures and Transaction Costs
The divestiture of the Midas business in the first quarter of 2022 resulted in a gain of $166 million. Additionally, professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company are included in this financial statement line item.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the six months ended June 30, 2022 primarily consist of $24 million of insurance recoveries recorded in the first quarter of 2022 related to the previously disclosed State of Texas matter.
Refer to Note 12 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.
Income Taxes
The effective tax rate for the three months ended June 30, 2022 was 99.6%, compared to 38.2% for the three months ended June 30, 2021. The June 30, 2022 rate was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, state and local taxes, other non-deductible permanent differences, and valuation allowances, partially offset by tax credits.
The effective tax rate for the three months ended June 30, 2021 was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, other non-deductible permanent differences, valuation allowances and tax audit reserves, partially offset by tax credits.

CNDT Q2 2022 Form 10-Q

Excluding the impact of discrete tax adjustments, amortization of intangible assets, litigation reserves and restructuring costs, the normalized effective tax rate for the three months ended June 30, 2022 was 46.7%. The normalized effective tax rate for the three months ended June 30, 2021 was 25.7%, predominantly due to excluding the impact of discrete tax adjustments, amortization of intangible assets and restructuring costs. The normalized effective tax rate for the second quarter of 2022 was higher than the second quarter of 2021 rate due to the geographic mix of income, increase in permanent tax differences and lower adjusted pre-tax income.
The effective tax rate for the six months ended June 30, 2022 was 37.0%, compared to 94.3% for the six months ended June 30, 2021. The June 30, 2022 rate was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, state and local taxes and permanently non-deductible amounts related to the Midas divestiture transaction, partially offset by the tax benefit of valuation allowances released due to the gain from this divestiture and tax credits.
The effective tax rate for the six months ended June 30, 2021 was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, other non-deductible permanent differences, valuation allowances, and tax audit reserves, partially offset by tax credits.
Excluding the impact of the Midas divestiture, the litigation insurance recoveries, amortization of intangible assets, restructuring costs and certain discrete tax items, the normalized effective tax rate for the six months ended June 30, 2022 was 35.2%. The normalized effective tax rate for the six months ended June 30, 2021 was 24.7%, predominantly due to excluding the impact of discrete tax adjustments, charges for amortization of intangible assets and restructuring costs. The normalized effective tax rate for the year-to-date June 30, 2022 was higher than the year-to-date June 30, 2021 rate predominantly due to the geographic mix of income, increase in permanent tax differences and lower adjusted pre-tax income.
We believe it is reasonably possible that unrecognized tax benefits of approximately $3 million will reverse within 12 months due to settlements. A payment of $8 million was made in June 2022 decreasing unrecognized tax benefits.
In recent years, government agencies and global organizations have had an increased focus on the issues of taxation of multinational corporations. In March 2022, the Organization for Economic Co-operation and Development (OECD) released the Commentary to the Pillar 2 Model Rules as agreed by the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting. The Pillar 2 Model Rules, released on December 20, 2021, define the scope and key mechanics for the Pillar 2 system of global minimum tax rules. We are monitoring the development and assessing any potential impact. We do not anticipate a material impact based on current guidance.

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

CNDT Q2 2022 Form 10-Q

Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.
We continue to modernize a significant portion of our infrastructure with new systems and processes and consolidate our data centers as part of our quality and efficiency initiatives. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations. See Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Results of financial performance by segment were:

	Three Months Ended June 30,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$470	$279	$179	$—	$—	$928
Segment profit (loss)	$22	$70	$16	$—	$(72)	$36
Segment depreciation and amortization	$24	$8	$8	$—	$11	$51
Adjusted EBITDA	$46	$78	$24	$—	$(61)	$87

% of Total Revenue	50.6%	30.1%	19.3%	—%	—%	100.0%
Adjusted EBITDA Margin	9.8%	28.0%	13.4%	—%	—%	9.4%

2021
Revenue	$488	$336	$185	$17	$—	$1,026
Segment profit (loss)	$19	$110	$17	$7	$(79)	$74
Segment depreciation and amortization	$23	$8	$8	$1	$14	$54
Adjusted EBITDA	$42	$118	$25	$8	$(65)	$128

% of Total Revenue	47.6%	32.7%	18.0%	1.7%	—%	100.0%
Adjusted EBITDA Margin	8.6%	35.1%	13.5%	47.1%	—%	12.5%

CNDT Q2 2022 Form 10-Q

	Six Months Ended June 30,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$982	$565	$341	$7	$—	$1,895
Segment profit (loss)	$50	$145	$24	$2	$(131)	$90
Segment depreciation and amortization	$50	$16	$17	$—	$23	$106
Adjusted EBITDA	$100	$161	$41	$2	$(108)	$196

% of Total Revenue	51.8%	29.8%	18.0%	0.4%	—%	100.0%
Adjusted EBITDA Margin	10.2%	28.5%	12.0%	28.6%	—%	10.3%

2021
Revenue	$1,000	$650	$369	$35	$—	$2,054
Segment profit (loss)	$43	$195	$38	$16	$(158)	$134
Segment depreciation and amortization	$50	$13	$17	$2	$27	$109
Adjusted EBITDA	$93	$208	$55	$18	$(131)	$243

% of Total Revenue	48.7%	31.6%	18.0%	1.7%	—%	100.0%
Adjusted EBITDA Margin	9.3%	32.0%	14.9%	51.4%	—%	11.8%

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2022	2021	2022	2021
Income (Loss) Before Income Taxes	$5	$19	$215	$10
Reconciling items:
Amortization of acquired intangible assets	3	32	9	72
Restructuring and related costs	11	8	20	21
Interest expense	18	13	37	26
(Gain) loss on divestitures and transaction costs	3	(1)	(160)	1
Litigation costs	(3)	1	(31)	2
Loss on extinguishment of debt	—	2	—	2
Other (income) expenses, net	(1)	—	—	—
Segment Pre-tax Income (Loss)	$36	$74	$90	$134
Segment depreciation and amortization (including contract inducements)	$51	$54	$106	$109
Adjusted EBITDA	$87	$128	$196	$243
Commercial Segment
Revenue
Commercial revenue for the three and six months ended June 30, 2022 was lower compared to the prior year periods, primarily due to the merger of two of our clients resulting in lower volumes as well as unfavorable exchange rate movement and lost business from prior years, partially offset by strong new business ramp.
Segment Profit and Adjusted EBITDA
Increases in the Commercial segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2022, compared to the prior year periods, were mainly driven by increased operational efficiency and expense reductions resulting from progress in our efficiency initiatives and higher interest rates positively impacting our Benefit Wallet business, more than offsetting the dynamics of a challenging labor market in both North America and Europe.

CNDT Q2 2022 Form 10-Q

Government Services Segment
Revenue
Government Services revenue for the three and six months ended June 30, 2022 decreased, compared to the prior year periods. This decrease was primarily driven by significantly lower Federal stimulus revenue, while increases in volume, price and new business offset lost business from prior years.
Segment Profit and Adjusted EBITDA
Decreases in the Government Services segment profit and adjusted EBITDA margin for the three and six months ended June 30, 2022, compared to the prior year periods, were mainly driven by lower Federal stimulus revenue.
Transportation Segment
Revenue
Transportation revenue for the three months ended June 30, 2022 decreased, compared to the prior year period, primarily driven by unfavorable exchange rate movement, particularly the Euro.
Transportation revenue for the six months ended June 30, 2022 decreased, compared to the prior year period, primarily driven by the impact of lower volume and project timing in our International transit business, unfavorable exchange rate movement, particularly the Euro, a one-time revenue benefit in the prior year period and lost business from prior years, partially offset by new business.
Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA margin for the three months ended June 30, 2022 was substantially unchanged.
Transportation segment profit and adjusted EBITDA margin decreased for the six months ended June 30, 2022, compared to the prior year period, mainly driven by the impact of lost business, project timing in the International business, and a one-time item benefiting the prior year period, partially offset by new business.
Divestitures
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decline in revenue, segment profit and Adjusted EBITDA for the three and six months ended June 30, 2022 was primarily due to the sale of the Midas Suite of products. The current year includes slightly more than one month of activity versus the prior year, which includes a full six months of activity.
Unallocated Costs
Unallocated Costs for the three and six months ended June 30, 2022 decreased, compared to the prior year periods, primarily due to a portion of the recovery of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter that settled in February 2019 that was allocated to SG&A, progress with our efficiency initiatives and lower variable employee costs.
Metrics
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV is the estimated total contractual revenue related to signed contracts. TCV signings is defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Due to the inconsistency of when existing contracts end, quarterly and yearly comparisons are not a good measure of renewal performance. New business ACV is calculated as TCV divided by the contract term, in months, multiplied by 12 for an annual measure.

CNDT Q2 2022 Form 10-Q

For the three months ended June 30, 2022, the Company signed $180 million of new business ACV, an increase for the fourth consecutive quarter, with strong contributions from the Commercial segment. While down 30% compared to the corresponding prior year period, the prior year benefited from $85 million of stimulus signings and volume from a large client we no longer include in the sales metrics.
For the six months ended June 30, 2022, the Company signed $347 million of new business ACV, down 26% from the prior year, primarily due to $147 million of stimulus signings and volume from a large client we no longer include in the sales metrics.
Signing information for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		2022 vs. 2021
($ in millions)	2022(3)	2021(3)	$ Change	% Change
New business ACV	$180	$257	$(77)	(30)%

New business TCV	$396	$771	$(375)	(49)%
Renewals TCV	302	825	(523)	(63)%
Total Signings	$698	$1,596	$(898)	(56)%

Annual recurring revenue signings(1)	$100	$114	$(14)	(12)%
Non-recurring revenue signings(2)	$82	$150	$(68)	(45)%

	Six Months Ended June 30,		2022 vs. 2021
($ in millions)	2022(3)	2021(3)	$ Change	% Change
New business ACV	$347	$467	$(120)	(26)%

New business TCV	$860	$1,123	$(263)	(23)%
Renewals TCV	1,238	1,098	140	13%
Total Signings	$2,098	$2,221	$(123)	(6)%

Annual recurring revenue signings(1)	$207	$208	$(1)	—%
Non-recurring revenue signings(2)	$144	$276	$(132)	(48)%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove Midas new business signings.

CNDT Q2 2022 Form 10-Q

The total new business pipeline at the end of June 30, 2022 and 2021 was $22.0 billion and $21.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
June 30, 2022	$104
March 31, 2022	102
December 31, 2021	128
September 30, 2021	132
June 30, 2021	106

Capital Resources and Liquidity
As of June 30, 2022 and December 31, 2021, total cash and cash equivalents were $519 million and $415 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $4 million was used for letters of credit. In the first quarter of 2022, we repaid $100 million that was outstanding as of December 31, 2021 under our revolving line of credit. The net amount available to be drawn upon under our revolving line of credit as of June 30, 2022, was $546 million.
As of June 30, 2022, our total debt outstanding was $1.3 billion of which $30 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2022	2021	Better (Worse)
Net cash provided by (used in) operating activities	$(5)	$103	$(108)
Net cash provided by (used in) investing activities	$242	$(69)	311
Net cash provided by (used in) financing activities	$(121)	$(87)	(34)
Operating activities
The net decrease in cash generated from operating activities of $108 million, compared to the prior year period, was primarily related to lower Adjusted EBITDA, higher cash taxes mainly related to the Midas gain and insurance recoveries, higher cash interest and working capital timing, primarily related to Accounts receivable collections timing. These items were partially offset by the $38 million of insurance recoveries related to the previously disclosed State of Texas matter.

CNDT Q2 2022 Form 10-Q

Investing activities
The increase in cash provided by investing activities of $311 million was primarily due to the proceeds from the divestiture of the Midas business, partially offset by increased spending related to modernizing our infrastructure and productivity tools.
Financing activities
The increase in cash used in financing activities was primarily related to the repayment of the $100 million borrowed under the revolver partially offset by lower Term loan and Senior note principal payments.
Material Cash Requirements from Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled $519 million as of June 30, 2022, along with cash generated by operations and amounts available for borrowing under its 2021 Revolving Credit Facility, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
At June 30, 2022, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on our material cash requirements.
Critical Accounting Estimates and Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements and notes thereto. There have been no significant changes during the six months ended June 30, 2022 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

CNDT Q2 2022 Form 10-Q

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended June 30, 2022
During the quarter ended June 30, 2022, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Issuer Purchases of Equity Securities during the Quarter ended June 30, 2022
None.

CNDT Q2 2022 Form 10-Q

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.
3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K dated December 23, 2016.
10.1	U.S. Executive Severance Policy, as amended.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT Q2 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2022

CNDT Q2 2022 Form 10-Q