Form 10-Q
period 2022-09-30
CONDUENT Inc
filed 2022-11-01
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at October 31, 2022
Common Stock,	$0.01 par value	215,920,216

CNDT Q3 2022 Form 10-Q

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
Important factors and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to: the significant continuing effects of the ongoing COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are highly uncertain and cannot be predicted; government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; risk and impact of geopolitical events (such as the war in the Ukraine), natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; increases in the cost of telephone and data services or significant interruptions in such services; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; changes in tax and other laws and regulations; risk and impact of potential goodwill and other asset impairments; our significant indebtedness; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; our failure to maintain a satisfactory credit rating; our ability to receive dividends or other payments from our subsidiaries; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes; changes in government regulation and economic, strategic, political and social conditions; volatility of our stock price and the risk of litigation following a decline in the price of our stock; economic factors such as inflation, the level of economic activity and labor market conditions, as well as rising interest rates; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q as well as in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q3 2022 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

September 30, 2022

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q3 2022 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue	$977	$1,038	$2,872	$3,092

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	754	776	2,236	2,335
Selling, general and administrative (excluding depreciation and amortization)	117	131	332	382
Research and development (excluding depreciation and amortization)	2	2	5	3
Depreciation and amortization	54	84	168	265
Restructuring and related costs	4	10	24	31
Interest expense	22	12	59	38
(Gain) loss on divestitures and transaction costs	1	—	(159)	1
Litigation settlements (recoveries), net	—	—	(31)	2
Loss on extinguishment of debt	—	—	—	2
Other (income) expenses, net	—	4	—	4
Total Operating Costs and Expenses	954	1,019	2,634	3,063

Income (Loss) Before Income Taxes	23	19	238	29

Income tax expense (benefit)	8	8	87	17
Net Income (Loss)	$15	$11	$151	$12

Net Income (Loss) per Share:
Basic	$0.06	$0.04	$0.67	$0.02
Diluted	$0.06	$0.04	$0.66	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net Income (Loss)	$15	$11	$151	$12
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(37)	(16)	(82)	(23)
Unrecognized gains (losses), net	(1)	—	(2)	(1)
Changes in benefit plans, net	—	—	—	(1)
Other Comprehensive Income (Loss), Net	(38)	(16)	(84)	(25)

Comprehensive Income (Loss), Net	$(23)	$(5)	$67	$(13)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$577	$415
Accounts receivable, net	653	699
Assets held for sale	—	184
Contract assets	161	154
Other current assets	250	228
Total current assets	1,641	1,680
Land, buildings and equipment, net	262	281
Operating lease right-of-use assets	205	231
Intangible assets, net	41	52
Goodwill	1,286	1,339
Other long-term assets	486	453
Total Assets	$3,921	$4,036
Liabilities and Equity
Current portion of long-term debt	$33	$30
Accounts payable	203	198
Accrued compensation and benefits costs	227	243
Unearned income	75	82
Liabilities held for sale	—	29
Other current liabilities	395	443
Total current liabilities	933	1,025
Long-term debt	1,272	1,383
Deferred taxes	117	75
Operating lease liabilities	167	184
Other long-term liabilities	84	95
Total Liabilities	2,573	2,762

Contingencies (See Note 13)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,924	3,910
Retained earnings (deficit)	(2,207)	(2,351)
Accumulated other comprehensive loss	(513)	(429)
Total Equity	1,206	1,132
Total Liabilities and Equity	$3,921	$4,036

Shares of common stock issued and outstanding	215,803	215,381
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$151	$12
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	168	265
Contract inducement amortization	2	1
Deferred income taxes	43	(7)
(Gain) loss from investments	—	5
Amortization of debt financing costs	3	5
Loss on extinguishment of debt	—	2
(Gain) loss on divestitures and sales of fixed assets, net	(166)	1
Stock-based compensation	15	14
Allowance for credit losses	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	24	(34)
Other current and long-term assets	(116)	(59)
Accounts payable and accrued compensation and benefits costs	6	5
Other current and long-term liabilities	(33)	(57)
Net change in income tax assets and liabilities	(4)	6
Net cash provided by (used in) operating activities	93	158
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(62)	(52)
Cost of additions to internal use software	(48)	(49)
Proceeds from divestitures	326	4
Net cash provided by (used in) investing activities	216	(97)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(100)	—
Payments on debt	(24)	(102)
Premium on debt redemption	—	(2)
Taxes paid for settlement of stock-based compensation	(1)	(1)
Dividends paid on preferred stock	(7)	(7)
Net cash provided by (used in) financing activities	(132)	(112)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	167	(58)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	420	458
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$587	$400
 ___________
(1)Includes $10 million and $6 million of restricted cash as of September 30, 2022 and 2021, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2022 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30, 2022
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at June 30, 2022	$2	$3,918	$(2,220)	$(475)	$1,225
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Stock incentive plans, net	—	6	—	—	6
Comprehensive Income (Loss):
Net Income (Loss)	—	—	15	—	15
Other comprehensive income (loss), net	—	—	—	(38)	(38)
Total Comprehensive Income (Loss), Net	—	—	15	(38)	(23)
Balance at September 30, 2022	$2	$3,924	$(2,207)	$(513)	$1,206

	Three Months Ended September 30, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at June 30, 2021	$2	$3,907	$(2,317)	$(407)	$1,185
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Stock incentive plans, net	—	5	—	—	5
Comprehensive Income (Loss):
Net Income (Loss)	—	—	11	—	11
Other comprehensive income (loss), net	—	—	—	(16)	(16)
Total Comprehensive Income (Loss), Net	—	—	11	(16)	(5)
Balance at September 30, 2021	$2	$3,912	$(2,308)	$(423)	$1,183

	Nine Months Ended September 30, 2022
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2021	$2	$3,910	$(2,351)	$(429)	$1,132
Dividends - preferred stock, $60/share	—	—	(7)	—	(7)
Stock incentive plans, net	—	14	—	—	14
Comprehensive Income (Loss):
Net Income (Loss)	—	—	151	—	151
Other comprehensive income (loss), net	—	—	—	(84)	(84)
Total Comprehensive Income (Loss), Net	—	—	151	(84)	67
Balance at September 30, 2022	$2	$3,924	$(2,207)	$(513)	$1,206

	Nine Months Ended September 30, 2021
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2020	$2	$3,899	$(2,313)	$(398)	$1,190
Dividends - preferred stock, $60/share	—	—	(7)	—	(7)
Stock incentive plans, net	—	13	—	—	13
Comprehensive Income (Loss):
Net Income (Loss)	—	—	12	—	12
Other comprehensive income (loss), net	—	—	—	(25)	(25)
Total Comprehensive Income (Loss), Net	—	—	12	(25)	(13)
Balance at September 30, 2021	$2	$3,912	$(2,308)	$(423)	$1,183
 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 12 – Accumulated Other Comprehensive Loss for the components of AOCL.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2022 Form 10-Q

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
The Company has evaluated subsequent events through November 1, 2022 and no material subsequent events were identified.
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
As of September 30, 2022, the effects of global macroeconomic and geopolitical uncertainty, including COVID-19 pandemic related factors, on the Company's business, results of operations and financial condition continue to evolve. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT Q3 2022 Form 10-Q

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

CNDT Q3 2022 Form 10-Q

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Commercial:
Customer experience management	$162	$152	$468	$459
Business operations solutions	138	139	415	418
Commercial healthcare solutions	100	91	278	277
Human resource and learning services	104	111	325	339
Total Commercial	504	493	1,486	1,493
Government Services:
Government healthcare solutions	150	143	438	432
Government services solutions	141	203	418	564
Total Government Services	291	346	856	996
Transportation:
Roadway charging & management services	87	79	244	237
Transit solutions	55	60	161	194
Curbside management solutions	22	22	63	60
Public safety solutions	16	17	49	52
Commercial vehicles	2	2	6	6
Total Transportation	182	180	523	549
Divestitures	—	19	7	54
Total Consolidated Revenue	$977	$1,038	$2,872	$3,092

Timing of Revenue Recognition:
Point in time	$37	$26	$82	$83
Over time	940	1,012	2,790	3,009
Total Revenue	$977	$1,038	$2,872	$3,092

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

CNDT Q3 2022 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	September 30, 2022	December 31, 2021
Contract Assets (Unearned Income)
Current contract assets	$161	$154
Long-term contract assets(1)	15	8
Current unearned income	(75)	(82)
Long-term unearned income(2)	(44)	(48)
Net Contract Assets	$57	$32
Accounts receivable, net	$653	$699
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Revenues of $14 million and $67 million were recognized during the three and nine months ended September 30, 2022, respectively, related to the Company's unearned income at December 31, 2021. Additionally, the Company recognized $7 million of revenue related to the unearned income of the divested Midas business for the nine months ended September 30, 2022. Such amount was included in Liabilities Held for Sale on the December 31, 2021 consolidated balance sheet.
Revenues of $11 million and $99 million were recognized during the three and nine months ended September 30, 2021 related to the Company's unearned income at December 31, 2020.
The Company had no material asset impairment charges related to contract assets for the three and nine months ended September 30, 2022 or 2021.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2022 was approximately $950 million. The Company expects to recognize approximately 73% of this revenue over the next two years and the remainder thereafter.

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

CNDT Q3 2022 Form 10-Q

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
Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended September 30,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$504	$291	$182	$—	$—	$977
Segment profit (loss)	$44	$79	$16	$—	$(87)	$52

2021
Revenue	$493	$346	$180	$19	$—	$1,038
Segment profit (loss)	$16	$125	$13	$11	$(89)	$76

	Nine Months Ended September 30,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$1,486	$856	$523	$7	$—	$2,872
Segment profit (loss)	$94	$224	$40	$2	$(218)	$142

2021
Revenue	$1,493	$996	$549	$54	$—	$3,092
Segment profit (loss)	$59	$320	$51	$27	$(247)	$210

CNDT Q3 2022 Form 10-Q

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2022	2021	2022	2021
Income (Loss) Before Income Taxes	$23	$19	$238	$29
Reconciling items:
Amortization of acquired intangible assets	2	31	11	103
Restructuring and related costs	4	10	24	31
Interest expense	22	12	59	38
(Gain) loss on divestitures and transaction costs	1	—	(159)	1
Litigation settlements (recoveries), net	—	—	(31)	2
Loss on extinguishment of debt	—	—	—	2
Other (income) expenses, net	—	4	—	4
Segment Pre-tax Income (Loss)	$52	$76	$142	$210
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
Divestiture
On February 8, 2022, the Company completed the sale of its Midas Suite of patient safety, quality and advanced analytics solutions to Symplr Software, Inc. The Company received $321 million of cash consideration for this divestiture, subject to customary working capital adjustments. The working capital adjustments were settled during the second quarter of 2022 and were not material. The divestiture generated a pre-tax gain of $166 million, which is included in (Gain) loss on divestitures and transaction costs. The Company recorded approximately $62 million of income taxes in connection with the divestiture. The revenue generated by this business was $7 million for the nine months ended September 30, 2022 and $19 million and $54 million, respectively, for the three and nine months ended September 30, 2021. There was no revenue generated by this business for the three months ended September 30, 2022.

Note 6 – Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial	Government Services	Transportation	Total
Balance at December 31, 2021	$661	$617	$61	$1,339
Foreign currency translation	(33)	(7)	(13)	(53)
Balance at September 30, 2022	$628	$610	$48	$1,286

Gross goodwill	$2,181	$1,364	$628	$4,173
Accumulated impairment	(1,553)	(754)	(580)	(2,887)
Balance at September 30, 2022	$628	$610	$48	$1,286

In the third quarter of 2022, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. After evaluating and weighing all relevant events and circumstances, the Company concluded that it is not more likely than not that the fair values of any of its reporting units were less than their carrying values. Consequently, the Company determined that it was not necessary to perform an interim impairment test for any of its reporting units.

CNDT Q3 2022 Form 10-Q

To the extent that: (i) the COVID-19 pandemic or a potential recession disrupts the economic environment, such as a decline in the performance of the reporting units or loss of a significant contract or multiple significant contracts, or (ii) interest rates continue to rise in response to persistent inflation, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.

Note 7 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $2 million and $4 million for the three months ended September 30, 2022 and 2021, respectively, and $9 million and $19 million for the nine months ended September 30, 2022 and 2021, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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
A summary of the Company's restructuring program activity during the nine months ended September 30, 2022 and 2021 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2021	$5	$1	$—	$6
Provision	4	13	6	23
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	3	13	6	22
Charges against reserve and currency	(7)	(14)	(6)	(27)
Accrued Balance at September 30, 2022	$1	$—	$—	$1

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2020	$3	$3	$—	$6
Provision	2	23	7	32
Changes in estimates	—	(4)	—	(4)
Total Net Current Period Charges(1)	2	19	7	28
Charges against reserve and currency	(4)	(21)	(7)	(32)
Accrued Balance at September 30, 2021	$1	$1	$—	$2
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

In addition, the Company recorded professional support costs associated with the implementation of certain strategic transformation programs of $1 million for the three months ended September 30, 2021, and $2 million and $3 million for the nine months ended September 30, 2022 and 2021, respectively. The Company did not record any such costs for the three months ended September 30, 2022.

CNDT Q3 2022 Form 10-Q

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Commercial	$1	$1	$2	$3
Government Services	—	—	—	—
Transportation	—	—	—	—
Divestitures	—	—	—	—
Unallocated Costs(1)	3	8	20	25
Total Net Restructuring Charges	$4	$9	$22	$28
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 8 – Debt
Long-term debt was as follows:

(in millions)	September 30, 2022	December 31, 2021
2021 Term loan A due 2026	$255	$265
2021 Term loan B due 2028	511	515
2021 Senior notes due 2029	520	520
2021 Revolving credit facility maturing 2026	—	100
Finance lease obligations	21	16
Other	22	24
Principal debt balance	1,329	1,440
Debt issuance costs and unamortized discounts	(24)	(27)
Less: current maturities	(33)	(30)
Total Long-term Debt	$1,272	$1,383

During the first quarter of 2022, the Company repaid $100 million that was outstanding as of December 31, 2021 under its 2021 Revolving Credit Facility maturing in 2026 (Revolver). As of September 30, 2022, the Company had no outstanding borrowings under its Revolver. However, the Company utilized $2 million of the Revolver to issue letters of credit as of September 30, 2022. The net Revolver available to be drawn upon as of September 30, 2022 was $548 million.
At September 30, 2022, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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
At September 30, 2022 and December 31, 2021, the Company had outstanding forward exchange contracts with gross notional values of $105 million and $150 million, respectively. At September 30, 2022, approximately 66% of these contracts mature within three months, 13% in three to six months, 16% in six to twelve months and 5% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.
Refer to Note 10 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

CNDT Q3 2022 Form 10-Q

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

(in millions)	September 30, 2022	December 31, 2021
Assets:
Foreign exchange contract - forward	$—	$1
Total Assets	$—	$1
Liabilities:
Foreign exchange contracts - forward	$3	$2
Total Liabilities	$3	$2
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,272	$1,145	$1,383	$1,374
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
The Company recognized an expense related to its defined contribution plans of $4 million and $6 million for the three months ended September 30, 2022 and 2021, respectively and $12 million and $16 million for the nine months ended September 30, 2022 and 2021, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

CNDT Q3 2022 Form 10-Q

Note 12 – Accumulated Other Comprehensive Loss (AOCL)
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2021	$(431)	$2	$—	$(429)
Other comprehensive income (loss)	(82)	(2)	—	(84)
Balance at September 30, 2022	$(513)	$—	$—	$(513)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
Other comprehensive income (loss)	(23)	(1)	(1)	(25)
Balance at September 30, 2021	$(423)	$2	$(2)	$(423)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 13 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of September 30, 2022. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of September 30, 2022, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

CNDT Q3 2022 Form 10-Q

Litigation Against the Company
Employees’ Retirement System of the Puerto Rico Electric Power Authority et al v. Conduent Inc. et al.: On March 8, 2019, a putative class action lawsuit alleging violations of certain federal securities laws in connection with our statements and alleged omissions regarding our financial guidance and business and operations was filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the District of New Jersey. The complaint seeks certification of a class of all persons who purchased or otherwise acquired our securities from February 21, 2018 through November 6, 2018, and also seeks unspecified monetary damages, costs, and attorneys’ fees. We moved to dismiss the class action complaint in its entirety. In June 2020, the court denied the motion to dismiss and allowed the claims to proceed. The Court granted Class Certification on February 28, 2022. Upon the substantial completion of document discovery, the parties agreed to engage in mediation, and the Court administratively terminated the litigation to permit those efforts to proceed. Without any admission of liability or damages, in the third quarter of 2022, the parties settled this matter following that mediation, and are preparing the necessary documentation for approval by the court, class notice, and the claims administration process. The Company maintains insurance that will cover the costs arising out of this litigation and resulting settlement subject to meeting the deductible and other terms and conditions thereof. Until the court approves the documentation for the settlement, the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC's (CBS) select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (Notes). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, Conduent filed a counterclaim against Skyview LLC (Skyview) seeking the outstanding balance on the Notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. Conduent also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Conduent denies all of the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims, and it intends to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q3 2022 Form 10-Q

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

CNDT Q3 2022 Form 10-Q

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
Other Contingencies
Certain contracts, primarily in the Company's Government Services and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2022, the Company had $565 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $91 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.

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

CNDT Q3 2022 Form 10-Q

Note 15 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data in whole dollars and shares in thousands)	2022	2021	2022	2021
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$15	$11	$151	$12
Dividend - Preferred Stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$13	$9	$144	$5

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$15	$11	$151	$12
Dividend - Preferred Stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$13	$9	$144	$5

Weighted Average Common Shares Outstanding - Basic	215,775	212,633	215,632	212,438
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	3,668	7,184	3,384	7,239
8% Convertible Preferred Stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	219,443	219,817	219,016	219,677

Net Earnings (Loss) per Share:
Basic	$0.06	$0.04	$0.67	$0.02
Diluted	$0.06	$0.04	$0.66	$0.02

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	5,717	3,606	5,705	2,229
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	11,110	8,999	11,098	7,622

CNDT Q3 2022 Form 10-Q

Note 16 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	September 30, 2022	December 31, 2021
Other Current Assets
Prepaid expenses	$95	$84
Income taxes receivable	41	46
Value-added tax (VAT) receivable	12	12
Restricted cash	10	5
Current portion of capitalized cloud computing implementation costs, net	5	6
Other	87	75
Total Other Current Assets	$250	$228
Other Current Liabilities
Accrued liabilities	$225	$246
Litigation related accruals	42	64
Current operating lease liabilities	60	71
Restructuring liabilities	1	6
Income tax payable	3	10
Other taxes payable	18	14
Accrued interest	17	10
Other	29	22
Total Other Current Liabilities	$395	$443
Other Long-term Assets
Internal use software, net	$192	$181
Deferred contract costs, net	80	73
Product software, net	102	93
Cloud computing implementation costs, net	5	8
Other	107	98
Total Other Long-term Assets	$486	$453
Other Long-term Liabilities
Income tax liabilities	13	15
Unearned income	44	48
Other	27	32
Total Other Long-term Liabilities	$84	$95

Note 17 – Related Party Transactions
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

CNDT Q3 2022 Form 10-Q

Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue from related parties	$2	$3	$8	$12
Purchases from related parties	$7	$6	$20	$22

The Company's receivable and payable balances with related party entities were not material as of September 30, 2022 and December 31, 2021.

CNDT Q3 2022 Form 10-Q

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
Headquartered in Florham Park, New Jersey, we have a team of approximately 62,000 associates as of September 30, 2022, servicing customers from service centers in 24 countries.
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
Executive Summary
We continue to transform our business through an intense focus on growth, quality, and efficiency – utilizing a programmatic and project management approach. Beginning in the first quarter of 2020 and through the third quarter of 2022, we have expanded the focus of our project portfolio to include both efficiency and growth initiatives, aimed to position the company to pivot to revenue growth and margin expansion over time.
We intend to drive portfolio focus, operating discipline, sales and delivery excellence and innovation, complemented by tightly aligned investments to achieve this mission and purpose. Our strategy is designed to deliver value by delivering profitable growth, expanding operating margins and deploying a disciplined capital allocation strategy. During the nine months ended September 30, 2022, our strategy is showing results, including the following:

CNDT Q3 2022 Form 10-Q

•Net income of $151 million for the nine months ended September 30, 2022 as compared to net income of $12 million for the same period in the prior year.
•Two of our three segments posting revenue growth for the quarter, including the first quarter of year-over-year revenue growth for the Commercial segment since the spin-off of Conduent as a separate public company.
•New Business annual contract value (ACV) of $191 million in the third quarter increased for the fifth consecutive quarter, with proportional contributions from all segments.
•Annual recurring revenue signings of $296 million for the nine months ended September 30, 2022 is substantially unchanged compared to the prior year.
•Renewal TCV of $1,896 million for the nine months ended September 30, 2022 is 38% higher than the same period in the prior year.
Macroeconomic and Geopolitical Uncertainty
Given the nature of our business and our global operations, the effects of global macroeconomic and geopolitical uncertainty, including COVID-19 pandemic related factors (as discussed in more detail below) could have a materially adverse effect on our business, results of operations and financial condition.
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
At the end of the third quarter of 2022, we continued to have most of our workforce in either a work-from-home or hybrid environment. We will continue to assess when to bring associates back to our offices, as appropriate, based on the specific COVID-19 conditions in certain geographies, as well as business requirements.
As the pandemic continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and their end-users as well as the Company's needs and to continue to provide our mission-critical services and solutions.

CNDT Q3 2022 Form 10-Q

Financial Review of Operations

	Three Months Ended September 30,		2022 vs. 2021
($ in millions)	2022	2021	$ Change	% Change
Revenue	$977	$1,038	$(61)	(6)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	754	776	(22)	(3)%
Selling, general and administrative (excluding depreciation and amortization)	117	131	(14)	(11)%
Research and development (excluding depreciation and amortization)	2	2	—	—%
Depreciation and amortization	54	84	(30)	(36)%
Restructuring and related costs	4	10	(6)	(60)%
Interest expense	22	12	10	83%
(Gain) loss on divestitures and transaction costs	1	—	1	n/m
Litigation settlements (recoveries), net	—	—	—	n/m
Loss on extinguishment of debt	—	—	—	n/m
Other (income) expenses, net	—	4	(4)	n/m
Total Operating Costs and Expenses	954	1,019	(65)

Income (Loss) Before Income Taxes	23	19	4
Income tax expense (benefit)	8	8	—
Net Income (Loss)	$15	$11	$4

	Nine Months Ended September 30,		2022 vs. 2021
($ in millions)	2022	2021	$ Change	% Change
Revenue	$2,872	$3,092	$(220)	(7)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,236	2,335	(99)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	332	382	(50)	(13)%
Research and development (excluding depreciation and amortization)	5	3	2	67%
Depreciation and amortization	168	265	(97)	(37)%
Restructuring and related costs	24	31	(7)	(23)%
Interest expense	59	38	21	55%
(Gain) loss on divestitures and transaction costs	(159)	1	(160)	n/m
Litigation settlements (recoveries), net	(31)	2	(33)	n/m
Loss on extinguishment of debt	—	2	(2)	n/m
Other (income) expenses, net	—	4	(4)	n/m
Total Operating Costs and Expenses	2,634	3,063	(429)

Income (Loss) Before Income Taxes	238	29	209
Income tax expense (benefit)	87	17	70
Net Income (Loss)	$151	$12	$139

CNDT Q3 2022 Form 10-Q

Revenue
Revenue for the three and nine months ended September 30, 2022 decreased, compared to the prior year periods, primarily due to lower federal stimulus revenue in the Government Services segment, lost business from prior years, as well as negative foreign exchange translation impact, particularly the Euro and British pound, partially offset by recognition of a $15 million revenue benefit associated with a minimum annual volume commitment contract with a large client, higher interest rates positively impacting our Benefit Wallet business and new business ramp across all segments.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three and nine months ended September 30, 2022 decreased, compared to the prior year periods, driven by lost business from prior years, increased operational efficiency and favorable foreign exchange translation impact.
Selling, General and Administrative (SG&A) (excluding depreciation and amortization)
SG&A for the three months ended September 30, 2022 decreased, compared to the prior year period, driven by progress in our efficiency initiatives, most notably within shared technology infrastructure, as well as lower variable employee costs.
SG&A for the nine months ended September 30, 2022 decreased, compared to the prior year period, primarily driven by the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter, progress in our efficiency initiatives, most notably within shared technology infrastructure, as well as lower variable employee costs.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2022 decreased, compared to the prior year periods, primarily due to portions of certain customer relationship intangible assets from acquisitions in years past being fully amortized.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Severance and related costs	$2	$—	$3	$2
Data center consolidation	2	4	9	19
Termination and asset impairment costs	—	5	10	7
Total net current period charges	4	9	22	28
Consulting and other costs(1)	—	1	2	3
Restructuring and related costs	$4	$10	$24	$31
___________
(1)Represents professional support costs associated with certain strategic transformation programs.
Refer to Note 7 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

CNDT Q3 2022 Form 10-Q

Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. On October 15, 2021, we completed the refinancing of our previously outstanding debt, which extended the maturity profile of our debt. The increase in Interest expense for the three and nine months ended September 30, 2022, compared to the prior year periods, was driven by higher interest rates on our refinanced credit facilities, partially offset by a lower total outstanding debt balance.
(Gain) Loss on Divestitures and Transaction Costs
The divestiture of the Midas business in the first quarter of 2022 resulted in a gain of $166 million. Additionally, professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company are included in this financial statement line item.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the nine months ended September 30, 2022 primarily consist of $24 million of insurance recoveries recorded in the first quarter of 2022 related to the previously disclosed State of Texas matter.
Refer to Note 13 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.
Income Taxes
The effective tax rate for the three months ended September 30, 2022 was 33.8%, compared to 38.3% for the three months ended September 30, 2021. The September 30, 2022 rate was higher than the U.S. statutory rate of 21%, primarily due to charges related to return to provision adjustments for 2021 and charges of valuation allowances partially offset by changes in the geographic mix of income.
The effective tax rate for the three months ended September 30, 2021 was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, permanent book-tax differences and valuation allowances, partially offset by a benefit attributable to the return to provision adjustment for 2020.
Excluding the impact of discrete tax adjustments, amortization of intangible assets and restructuring costs, the normalized effective tax rate for the three months ended September 30, 2022 was 27.5%. The normalized effective tax rate for the three months ended September 30, 2021 was 30.4%, predominantly due to excluding the impact of discrete tax adjustments, amortization of intangible assets and restructuring costs. The normalized effective tax rate for the third quarter of 2022 was lower than the third quarter of 2021 rate primarily due to the geographic mix of income.
The effective tax rate for the nine months ended September 30, 2022 was 36.7%, compared to 58.5% for the nine months ended September 30, 2021. The September 30, 2022 rate was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, state and local taxes and permanently non-deductible amounts related to the Midas divestiture transaction, partially offset by the tax benefit of valuation allowances released due to the gain from this divestiture and tax credits.
The effective tax rate for the nine months ended September 30, 2021 was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, permanent book-tax differences, valuation allowances, and tax audit reserves, partially offset by tax credits.
Excluding the impact of the Midas divestiture, the litigation insurance recoveries, amortization of intangible assets, restructuring costs and certain discrete tax items, the normalized effective tax rate for the nine months ended September 30, 2022 was 32.4%. The normalized effective tax rate for the nine months ended September 30, 2021 was 26.8%, predominantly due to excluding the impact of discrete tax adjustments, charges for amortization of intangible assets and restructuring costs. The normalized effective tax rate for the year-to-date September 30, 2022 was higher than the year-to-date September 30, 2021 rate predominantly due to the geographic mix of income, increase in permanent tax differences and lower adjusted pre-tax income.
We believe it is reasonably possible that unrecognized tax benefits of approximately $3 million will reverse within 12 months due to settlements. A payment of $8 million was made in June 2022 decreasing unrecognized tax benefits.

CNDT Q3 2022 Form 10-Q

On August 16, 2022, the Inflation Reduction Act (IRA) was enacted. The law imposes two new taxes: (i) 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income of corporations with profits over $1 billion, which is effective for tax years beginning after December 31, 2022, and (ii) a 1% surcharge on corporate stock buybacks of public US companies, which applies to repurchases of stock after December 31, 2022. We do not expect any material impacts from this tax law change.

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

CNDT Q3 2022 Form 10-Q

Results of financial performance by segment were:

	Three Months Ended September 30,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$504	$291	$182	$—	$—	$977
Segment profit (loss)	$44	$79	$16	$—	$(87)	$52
Segment depreciation and amortization	$24	$9	$9	$—	$11	$53
Adjusted EBITDA	$68	$88	$25	$—	$(76)	$105

% of Total Revenue	51.6%	29.8%	18.6%	—%	—%	100.0%
Adjusted EBITDA Margin	13.5%	30.2%	13.7%	—%	—%	10.7%

2021
Revenue	$493	$346	$180	$19	$—	$1,038
Segment profit (loss)	$16	$125	$13	$11	$(89)	$76
Segment depreciation and amortization	$24	$8	$9	$1	$12	$54
Adjusted EBITDA	$40	$133	$22	$12	$(77)	$130

% of Total Revenue	47.5%	33.4%	17.3%	1.8%	—%	100.0%
Adjusted EBITDA Margin	8.1%	38.4%	12.2%	47.1%	—%	12.5%

	Nine Months Ended September 30,
(in millions)	Commercial	Government Services	Transportation	Divestitures	Unallocated Costs	Total
2022
Revenue	$1,486	$856	$523	$7	$—	$2,872
Segment profit (loss)	$94	$224	$40	$2	$(218)	$142
Segment depreciation and amortization	$74	$25	$26	$—	$34	$159
Adjusted EBITDA	$168	$249	$66	$2	$(184)	$301

% of Total Revenue	51.8%	29.8%	18.2%	0.2%	—%	100.0%
Adjusted EBITDA Margin	11.3%	29.1%	12.6%	28.6%	—%	10.5%

2021
Revenue	$1,493	$996	$549	$54	$—	$3,092
Segment profit (loss)	$59	$320	$51	$27	$(247)	$210
Segment depreciation and amortization	$74	$21	$26	$3	$39	$163
Adjusted EBITDA	$133	$341	$77	$30	$(208)	$373

% of Total Revenue	48.3%	32.2%	17.8%	1.7%	—%	100.0%
Adjusted EBITDA Margin	8.9%	34.2%	14.0%	51.4%	—%	12.1%

CNDT Q3 2022 Form 10-Q

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2022	2021	2022	2021
Income (Loss) Before Income Taxes	$23	$19	$238	$29
Reconciling items:
Amortization of acquired intangible assets	2	31	11	103
Restructuring and related costs	4	10	24	31
Interest expense	22	12	59	38
(Gain) loss on divestitures and transaction costs	1	—	(159)	1
Litigation settlements (recoveries)	—	—	(31)	2
Loss on extinguishment of debt	—	—	—	2
Other (income) expenses, net	—	4	—	4
Segment Pre-tax Income (Loss)	$52	$76	$142	$210
Segment depreciation and amortization (including contract inducements)	$53	$54	$159	$163
Adjusted EBITDA	$105	$130	$301	$373
Commercial Segment
Revenue
Commercial revenue for the three months ended September 30, 2022 was higher compared to the prior year period primarily due to recognition of the revenue benefit associated with a minimum annual volume commitment contract with a large client, as well as higher interest rates positively impacting our Benefit Wallet business, partially offset by unfavorable exchange rate movement.
Commercial revenue for the nine months ended September 30, 2022 was lower compared to the prior year periods, primarily due to the merger of two of our clients resulting in lower volumes as well as unfavorable exchange rate movement and lost business from prior years, partially offset by recognition of the revenue benefit associated with a minimum annual volume commitment contract with a large client, higher interest rates positively impacting our Benefit Wallet business and strong new business ramp.
Segment Profit and Adjusted EBITDA
Increases in the Commercial segment profit and adjusted EBITDA margin for the three and nine months ended September 30, 2022, compared to the prior year periods, were mainly driven by increased operational efficiency and expense reductions resulting from progress in our efficiency initiatives, higher interest rates positively impacting our Benefit Wallet business and recognition of the revenue benefit associated with a minimum annual volume commitment contract with a large client more than offsetting the dynamics of a challenging labor market in both North America and Europe.
Government Services Segment
Revenue
Government Services revenue for the three and nine months ended September 30, 2022 decreased, compared to the prior year periods. This decrease was primarily driven by significantly lower Federal stimulus revenue, while increases in volume, price and new business offset lost business from prior years.
Segment Profit and Adjusted EBITDA
Decreases in the Government Services segment profit and adjusted EBITDA margin for the three and nine months ended September 30, 2022, compared to the prior year periods, were mainly driven by lower Federal stimulus revenue.

CNDT Q3 2022 Form 10-Q

Transportation Segment
Revenue
Transportation revenue for the three months ended September 30, 2022 increased slightly, compared to the prior year period, primarily driven by increased volumes offsetting the unfavorable exchange rate movement, particularly the Euro.
Transportation revenue for the nine months ended September 30, 2022 decreased, compared to the prior year period, primarily driven by unfavorable exchange rate movement, particularly the Euro, and a one-time revenue benefit in the prior year period.
Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA margin for the three months ended September 30, 2022 increased primarily due to progress in our efficiency initiatives.
Transportation segment profit and adjusted EBITDA margin decreased for the nine months ended September 30, 2022, compared to the prior year period, mainly driven by the impact of lost business, a one-time item benefiting the prior year period and the impact of unfavorable exchange rate movement, partially offset by new business.
Divestitures
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decline in revenue, segment profit and Adjusted EBITDA for the three and nine months ended September 30, 2022 was primarily due to the sale of the Midas Suite of products. The current year includes slightly more than one month of activity versus the prior year, which includes a full nine months of activity.
Unallocated Costs
Unallocated Costs for the three months ended September 30, 2022 were substantially unchanged compared to the prior year period.
Unallocated Costs for the nine months ended September 30, 2022 decreased, compared to the prior year period, primarily due to a portion of the recovery of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter that settled in February 2019 that was allocated to SG&A, progress with our efficiency initiatives and lower variable employee costs.
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
For the three months ended September 30, 2022, the Company signed $191 million of new business ACV, an increase for the fifth consecutive quarter, with proportional contributions from all segments.
For the nine months ended September 30, 2022, the Company signed $538 million of new business ACV, down 13% from the prior year, primarily due to $158 million of federal stimulus signings and volume from a large client we no longer include in the sales metrics.
Signing information for the three and nine months ended September 30, 2022 and 2021 is as follows:

CNDT Q3 2022 Form 10-Q

	Three Months Ended September 30,		2022 vs. 2021
($ in millions)	2022(3)	2021(3)	$ Change	% Change
New business ACV	$191	$150	$41	27%

New business TCV	$348	$339	$9	3%
Renewals TCV	658	276	382	138%
Total Signings	$1,006	$615	$391	64%

Annual recurring revenue signings(1)	$89	$86	$3	3%
Non-recurring revenue signings(2)	$107	$68	$39	57%

	Nine Months Ended September 30,		2022 vs. 2021
($ in millions)	2022(3)	2021(3)	$ Change	% Change
New business ACV	$538	$617	$(79)	(13)%

New business TCV	$1,208	$1,462	$(254)	(17)%
Renewals TCV	1,896	1,374	522	38%
Total Signings	$3,104	$2,836	$268	9%

Annual recurring revenue signings(1)	$296	$294	$2	1%
Non-recurring revenue signings(2)	$251	$344	$(93)	(27)%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove Midas new business signings.
The total new business pipeline at the end of September 30, 2022 and 2021 was $24.0 billion and $21.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
September 30, 2022	$70
June 30, 2022	104
March 31, 2022	102
December 31, 2021	128
September 30, 2021	132

CNDT Q3 2022 Form 10-Q

Capital Resources and Liquidity
As of September 30, 2022 and December 31, 2021, total cash and cash equivalents were $577 million and $415 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $2 million was used for letters of credit. In the first quarter of 2022, we repaid $100 million that was outstanding as of December 31, 2021 under our revolving line of credit. The net amount available to be drawn upon under our revolving line of credit as of September 30, 2022, was $548 million.
As of September 30, 2022, our total debt outstanding was $1,272 million of which $33 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2022	2021	Better (Worse)
Net cash provided by (used in) operating activities	$93	$158	$(65)
Net cash provided by (used in) investing activities	$216	$(97)	313
Net cash provided by (used in) financing activities	$(132)	$(112)	(20)
Operating activities
The net decrease in cash generated from operating activities of $65 million, compared to the prior year period, was primarily related to lower Adjusted EBITDA, higher cash tax payments, which are mainly related to the Midas gain, and higher cash interest paid. These items were partially offset by the $38 million of insurance recoveries related to the previously disclosed State of Texas matter.
Investing activities
The increase in cash provided by investing activities of $313 million was primarily due to the proceeds from the divestiture of the Midas business, partially offset by slightly increased spending related to modernizing our infrastructure and productivity tools.
Financing activities
The increase in cash used in financing activities was primarily related to the repayment of the $100 million borrowed under the revolver partially offset by lower Term loan and Senior note principal payments.

CNDT Q3 2022 Form 10-Q

Sales of Accounts Receivable
We enter into factoring agreements in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to third-party financial institutions. During the third quarter of 2022, we replaced our previously outstanding factoring agreements with an agreement with a new third-party financial institution with substantially equivalent terms. The transactions under this agreement are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over, and risk related to, the receivables to the buyer. Cash proceeds from this arrangement are included in cash flow from operating activities in the Consolidated Statements of Cash Flows.
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the nine months ended September 30, 2022 and 2021 was $35 million and $(21) million, respectively.
Material Cash Requirements from Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled $577 million as of September 30, 2022, along with cash generated by operations and amounts available for borrowing under its 2021 Revolving Credit Facility, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
At September 30, 2022, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on our material cash requirements.
Critical Accounting Estimates and Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements and notes thereto. There have been no significant changes during the nine months ended September 30, 2022 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

CNDT Q3 2022 Form 10-Q

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 13 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Below is an update to a risk factor as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
Our business may be adversely affected by geopolitical events, natural disasters and other factors that could directly impact certain of our employees, customers and vendors in countries or regions effected by such events and factors.
We have a global workforce and global customers. Our employees and customers in a particular country or region in the world may be impacted as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages, major public health issues, including pandemics (such as the coronavirus); and significant local, national or global events capturing the attention of a large part of the population. As an example of a geopolitical event, in February 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruptions in the region. To date, while we do not believe Russia’s military action in Ukraine and governmental actions in response thereto have had a material impact on our business, financial position or operations, we continue to monitor the situation closely. If any of these, or any other factors, disrupt a country or region where we have a significant workforce (such as the U.S., India or the Philippines) or customers (such as the U.S. or Europe), or vendors, our business could be materially adversely affected.

CNDT Q3 2022 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended September 30, 2022
During the quarter ended September 30, 2022, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Issuer Purchases of Equity Securities during the Quarter ended September 30, 2022
None.

CNDT Q3 2022 Form 10-Q

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

CNDT Q3 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2022

CNDT Q3 2022 Form 10-Q