Form 10-K
period 2022-12-31
CONDUENT Inc
filed 2023-02-22
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

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

CNDT 2022 Annual Report

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2022 was $921,960,822.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class		Outstanding at January 31, 2023
Common Stock,	$0.01 par value	218,404,494

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Notice of 2023 Annual Meeting of Shareholders and Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

CNDT 2022 Annual Report

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
The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” "aim," “should,” "could," "forecast," "target," "may," "continue to," "if," "growing," "projected," "potential," "likely," and similar expressions, as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. In addition, all statements regarding the anticipated effects of the COVID-19 pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, and markets, results of operations and financial condition, as well as other statements that are not strictly historical in nature, are forward looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein as anticipated, believed, estimated, expected or intended or using other similar expressions.
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Form 10-K, any exhibits to this Form 10-K and other public statements we make. Our actual results may vary materially from those expressed or implied in our forward-looking statements. These forward-looking statements are also subject to the continuing impact of the COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are uncertain and cannot be predicted.
Important factors and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to: government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; risk and impact of geopolitical events and increasing geopolitical tensions (such as the war in the Ukraine), macroeconomic conditions, natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes; relying on third party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; the continuing effects of the COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are uncertain and cannot be predicted; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; changes in tax and other laws and regulations; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating; our ability to receive dividends or other payments from our subsidiaries; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; changes in government regulation and economic, strategic, political and social conditions; volatility of our stock price and the risk of litigation following a decline in the price of our stock; economic factors such as inflation,

CNDT 2022 Annual Report

the level of economic activity and labor market conditions, as well as rising interest rates; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT 2022 Annual Report

CONDUENT INCORPORATED
FORM 10-K
December 31, 2022

CNDT 2022 Annual Report

PART I

ITEM 1. BUSINESS
In this Form 10-K, unless the content otherwise dictates, "Conduent", the "Company", "we" or "our" mean Conduent Incorporated and its consolidated subsidiaries.
Our Business
As a global technology-led business process solutions company, Conduent delivers mission-critical services and solutions on behalf of businesses and governments to create exceptional outcomes for our clients and the millions of people who count on them. Through people, process, expertise, analytics and automation, our services and solutions create value by elevating customer experiences, increasing efficiencies and reducing costs. Eighty percent of Fortune 100 companies and over 600 government and transportation agencies depend on us each day as their trusted partner to manage their business processes and end-user interactions.
As a pioneer in global business process outsourcing, we deliver deep and transformative expertise across a wide range of industries globally in both the commercial and public sectors. Each day, Conduent's services and solutions interact in the lives of millions of people in many ways — from safer, more seamless commutes that reduce congestion to streamlined benefits enrollment, digital payments, customer experiences and government healthcare claims.
Our commercial portfolio includes leading solutions in attractive growth markets, including customer experience management, business operations, healthcare and human capital solutions. We are a leading provider of medical bill review. In 2022, for example, we administered bill review for and repricing on approximately 28 million medical bills for over 3 million workers compensation claims in the U.S. resulting in $20 billion of total bill reductions on behalf of our clients. Our people, expertise and technology elevate experiences and outcomes every day across our commercial, government and transportation businesses, where we managed approximately 1.3 billion customer service interactions in 2022.
We serve a substantial portion of the public sector, providing market-leading transportation and government solutions such as smart mobility solutions that seamlessly connect travelers and digital benefit payments that constituents depend on every day. Our transportation portfolio includes Road Usage Charging, Transit, Curbside Management, and Public Safety solutions. We process nearly 12 million tolling transactions every day while helping to reduce congestion and greenhouse emissions through all-electronic tolling and other technology solutions.
Our government portfolio includes digital payments, child support payments, government healthcare solutions and eligibility and engagement solutions. Our systems reliably process 43% of all Supplemental Nutrition Assistance Program (SNAP) payments on behalf of government entities, helping to ensure efficient delivery of benefits to the most vulnerable populations.
With approximately 62,000 associates globally as of December 31, 2022, we are dedicated to our clients' success. Each day, our people and our technology-led solutions serve millions of end users on behalf of our clients.
Of our global team, 41% is in North America with the remainder located primarily in our delivery centers in Asia Pacific, Latin America, the Caribbean, and Europe. We continue to be recognized for our commitment to fostering a culture of belonging and respect for diversity, equity and inclusion.
Our Strategic Focus
Our goal is to be the technology-led business services partner of choice for businesses and governments globally. Through our dedicated associates, we deliver mission-critical services and solutions on behalf of businesses and governments, creating valuable outcomes for our clients and the millions of people who count on them. To achieve this, we focus on delivering outcomes across three critical dimensions: Growth, Efficiency and Quality. Our strategy is designed to deliver shareholder value by creating profitable growth, expanding operating margins, identifying process efficiencies, and employing a disciplined capital allocation strategy.
We have identified specific execution strategies and key performance indicators across Growth, Efficiency and Quality.

CNDT 2022 Annual Report

Growth: Our opportunity for growth stems from understanding our clients’ businesses and driving valuable outcomes for our clients to help them reduce costs, improve efficiencies and elevate customer experiences. To capitalize on growth opportunities, we remain focused on several key strategies:
•Sales Performance Optimization: We continue to optimize sales training, processes and account management to strengthen client and prospect relationships. We have also invested in a growth acceleration team focused on business development. This has resulted in more selling opportunities both with new clients as well as greater share of wallet with existing clients. In 2022, our add-on sales grew by 10% compared to 2021 and the number of our top 100 clients with multiple service lines increased from 73 to 90. We continue to improve our responsiveness to clients while expanding our sales coverage, including in international markets. We provide our sales team with regular training tailored specifically for their roles, while also streamlining processes and equipping them with modern tools to support their performance. Our team’s talent and dedication has resulted in Conduent serving 46 states, a majority of the Fortune 100, and other leading companies, including:
•17 of the top 20 U.S. health insurers;
•9 of the top 10 pharma companies;
•4 of the top 5 automakers; and
•7 of the top 10 U.S. banks.
•Offering Development: We continue to augment our portfolio of services and solutions with innovative technology capabilities, including cloud, data analytics, automation tools and machine learning capabilities to create differentiated, high-value solutions for our clients and to enable greater penetration of attractive market segments.
In 2022, in response to our continued commitment to quality and efficiency, our clients have renewed contracts with us and given us more business in adjacent service lines, and we’ve gained new clients. We measure success in “Growth” through revenue retention and new business signings, among other metrics.
Efficiency: We continue to identify ways to reduce costs and deliver solutions more efficiently. We have simplified and standardized our operating model by removing redundant management layers and applying processes that enable faster decision-making and greater transparency and accountability. In addition, we aim to achieve additional efficiencies through the following strategies:
•Automation: We will continue to invest in embedding intelligent process automation into existing operations, including automated document management and customer experience. Our automation tools increase productivity through advanced data extraction and handling of structured and unstructured data, improve workflow efficiency through business rules and task automation and increase operational accuracy through predictive analytics.
•Technology Consolidation: We have identified and are rationalizing redundant technology systems across our lines of business. By centralizing technology systems to drive economies of scale, we amplify the impact of investments, and support consistent, resilient, and stable service delivery.
•Delivery Optimization: We continue to drive efficiencies by delivering common processes with a shared services model that enables economies of scale while also creating more accountability for client performance. We have consistently improved our service level agreement (SLA) performance. We drive progress through continuous process improvement, and capitalizing on a range of staffing models, including flexible work from home and hybrid work, and by optimizing our geographic footprint.
We continue to respond with agility to clients’ shifting needs and our Net Promoter Score (NPS) has increased by 30 points over the past three years. We measure success in Efficiency through associate retention and adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) margin, among other metrics.
Quality: Our clients depend on stable, high-quality delivery of services. We continue to drive progress by increasing system uptime, improving operational stability, and creating client confidence and satisfaction by focusing on the following strategies:
•Proactive, Real-time Monitoring of Applications and Service Performance: We continue to invest in artificial intelligence and machine learning technologies to proactively monitor and prevent incidents.

CNDT 2022 Annual Report

Through our state-of-the-art global IT command center in Sandy, Utah - which delivers seamless and reliable service to our global clients - we continued to increase uptime in 2022 and we believe we will continue to do so in 2023.
•Data Center Optimization: We have systematically consolidated the majority of our technology infrastructure into two state-of-the-art data centers that has resulted in increased processing speeds, redundancy and stability, improving performance for our clients.
•Improve End User Experience: We are enhancing both user interfaces and user experiences across our offerings by expanding self-service tools and mobile apps, and by leveraging deeper user insights through analytics.
Our focus on quality has resulted in continued client confidence and satisfaction. We have been named GM Supplier of the Year and received the Toyota Financial Services Supplier Excellence Award, both for the second consecutive year. We measure “Quality” by service level agreement performance, technology incident rates, and client satisfaction.
Investment Strategy: To achieve our business goals, we have a disciplined investment strategy focused on allocating capital to meet the needs of our clients while supporting our growth strategies. Our balanced investment approach falls into three broad categories:
•Opportunities to optimize, where we have significant scale and where we believe that with process improvements, automation, and an investment into the current offerings, we can improve the end-user experience, reduce our cost of delivery, expand our margins, and further capture additional share.
•Opportunities to enhance, where we have strong client relationships, a long history of expertise in that market, and legacy technology that needs to be refreshed or modernized.
•Opportunities to expand, where we believe we can compete successfully, and we see the return on investment as more significant than the other businesses. These businesses, augmented with new capabilities and geographic expansion, and with the opportunity to be supplemented by modest acquisitions, will address market dynamics and provide additional growth opportunities.
Our Market Opportunity
We operate in markets with compelling growth opportunities, including healthcare, transportation and customer experience management. We estimate our addressable market size in the global business process services industry to be $200 billion in 2022, according to third-party industry reports. Many industry analysts and advisors place us as a leader across several segments in this large, diverse, and growing market.
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
Consumers and constituents of the businesses and governments we serve are demanding the efficiency and personalization of modern digital experiences. Our technology-led business process solutions drive performance and value for both businesses and governments while providing an exceptional customer experience for their end users.
We have developed a strong leadership position in the markets that we operate in, with increased recognition across multiple stakeholders, as demonstrated by recognition from industry resources.
•Industry Analyst Accolades:
•A leader in Healthcare: Everest Group;
•A leader in HR Services: NelsonHall; and
•A leader in Customer Experience Services: ISG, NelsonHall, Everest Group.

CNDT 2022 Annual Report

•Market Position:
•Everest Group Top 50 BPS Providers, #8;
•Gartner Market Share: BPO, Worldwide, #11; and
•ISG’s Top 15 Service & Technology Provider Standouts – Managed Services, Americas - The Building 15.
Segments
We organize, manage and report our business through three reportable segments:
Commercial: Our Commercial segment provides business process services and customized solutions to clients in a variety of commercial industries. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and better experiences for their consumers and employees. Our Commercial segment is our largest segment, with segment revenue for 2022 of $1,992 million, representing 52% of our total revenues.
Government: Our Government segment provides government-centric business process services to U.S. federal, state, local and foreign governments for public assistance, health services, program administration, transaction processing and payment services. Our solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations. Our Government segment revenue for 2022 was $1,150 million, representing 30% of our total revenues.
Transportation: Our Transportation segment provides systems, support, and revenue-generating solutions to government transportation agency clients. We deliver mission-critical public safety, mobility and digital payment solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers and positively impacting the environment. Transportation segment revenue for 2022 was $709 million, representing 18% of our total revenues.
We present segment financial information in Note 3 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Our Service Offerings
Commercial
Our technology-led solutions and services include Customer Experience Management (CXM), Business Operations Solutions (BOS), Healthcare Claims and Administration Solutions and Human Capital Solutions (HCS).
•Customer Experience Management
•We deliver a full range of omni-channel customer contact services and customer communications, including customer care, technical support, loyalty management, and outbound and inbound sales. We create better experiences across the customer lifecycle through a variety of channels including social media, chat, email, voice and virtual agent to help customers where and how they want to engage. Through omni-channel communications, automation, and analytics, as well as labor efficiencies, we help our clients to reduce costs, enable scale and drive revenue growth and efficiencies. We serve marquee clients across multiple sectors including financial services, health and life sciences, manufacturing and automotive, aerospace and defense, consumer goods, retail, technology and telecom, travel, transportation, and hospitality sectors. The CXM business generally generates income on a per call, per agent, or per percentage of sales made basis.
•Business Operations Solutions
•In our BOS business, we help our clients transform business processes and drive efficiency, automation and scale across essential business functions. We streamline mission-critical operations through our deep industry experience, understanding of our clients’ operations and the latest technology solutions, to reduce costs, improve security and accuracy and enable revenue growth, while enhancing the end-user experience. Our portfolio of solutions spans automated document and data management, payments processing, finance, accounting, and procurement and financial industry solutions. We generate revenue in a variety of ways within this business, including per item handled, time and

CNDT 2022 Annual Report

materials, and per service such as postage, web portal hosting or data storage. Our pricing can also be based on achieving specific outcomes for services rendered.
•Healthcare Claims and Administration Solutions
•On behalf of the healthcare and casualty insurance industries, we deliver administration, clinical support, bill review and medical management solutions across the health ecosystem to reduce costs, increase compliance and enhance utilization, while improving health outcomes and experiences for members and patients. Our solutions span: trials, sales, access, and adherence for pharmaceutical clients; medical bill review, claims processing, care integration, subrogation and payment integrity solutions for managed care companies; and workers compensation medical bill review, intake mailroom/data capture and medical management services for claims payers and third-party administrators. Through our solutions provided to pharmaceutical clients, we generate revenue either based on a per employee, per transaction basis or a per resource per hour basis. Through our workers compensation and medical bill review services, we generate revenue on a per click and outcome basis. Through our medical bill review, claims processing, and payment integrity solutions provided to managed care companies, we generate revenue on a per member per month basis for use of our platform, as a percentage of what we collect for the provider, or a monthly or annual fee.
•Human Capital Solutions
•We provide services to support our clients' employees at all stages of their employment from on-boarding through retirement. Our solutions span Health Savings Account Solutions, Benefits Administration Solutions, Human Resources (HR) and Payroll Solutions, and Learning Solutions. On behalf of global organizations and governments, we deliver mission-critical, technology-led HR services and solutions that improve business processes across the employee journey to maximize business performance, while increasing employee satisfaction, engagement, and overall well-being. These solutions help empower more than 11 million employees and span health, benefits, payroll, onboarding and learning administration, annual enrollment, wealth and retirement, HR, talent, and workforce management. Depending on the solution, we generate revenue in a variety of ways. For our Health Savings Account (HSA) Solutions business, we generate revenue via account fees, interchange fees on debit cards, and interest-related revenues as a result of balance fees from depository banks that hold cash deposited into the Savings Account business.
•As of December 31, 2022, we managed approximately 900,000 active HSAs with $2.7 billion of assets under management. In addition to managing HSAs, we manage Flexible Savings Accounts and other Notional Accounts on behalf of corporations providing incremental benefits to their employees. Within our Benefits Solutions, we principally generate revenue based on the number of employees and retirees we support, as well as transactions generated by client life events such as qualified domestic relations orders, Consolidated Omnibus Budget Reconciliation Act (COBRA) and Affordable Care Act (ACA) administration, which are charged on a per transaction basis. Within our HR and Payroll Solutions, we generate revenue principally per client’s employee per period (month / year) pricing, with banding to address periodic variations in client employee headcount. Within our Learning Solutions, we generate revenue principally by transaction-based pricing per unit of production along with fixed monthly governance fees.
Government
Our Government solutions and services include Government Healthcare Solutions and Government Service Solutions that streamline delivery of government benefits and programs to constituents and families in need.
•Government Healthcare Solutions
•We provide mission-critical program administration solutions for government healthcare programs in 46 states, the District of Columbia, and a federal program (U.S. Department of Labor), which includes nearly 119 million recipients supported. Our services include a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, customer contact services, application processing, premium billing, and case management solutions. Our Medicaid Suite is a modular SaaS solution for

CNDT 2022 Annual Report

state Medicaid agencies to transform from a legacy Medicaid Management Information System (MMIS) to a digital, interoperable, and scalable Medicaid Enterprise System. Our case management solutions provide disease surveillance and outbreak management to make it easier to monitor, report and protect the health of communities globally. Both U.S. and international governments depend on our disease surveillance and outbreak case management solution to track public health metrics, including COVID-19, vitals, and birth defects, provide contact tracing and understand outbreak dynamics. These solutions help states, counties, and countries optimize their costs by streamlining access to care and improving patient health outcomes through population health management, while helping families in need by improving beneficiary support. Within the Government Healthcare Solutions business, our revenue is primarily fixed fee or variable price based on a per call, per interaction or per member basis.
•Government Service Solutions
•With $106 billion disbursed annually, we are a leader in government payment disbursements for federally sponsored programs including Supplemental Nutrition Assistance Program (SNAP), formerly known as food stamps, and Women, Infant and Children (WIC) as well as government-initiated cash disbursements such as child support and Unemployment Insurance (UI). We deliver electronic payments for government services in 36 states, 23 Electronic Benefit Transfer (EBT) programs, 13 EBT for WIC programs and 6 Electronic Child Care programs. In our SNAP payments solution, we generate revenue based on the number of cases or number of card holders. Within our UI payment solution, we generate revenue based on interchange fees and spending on cards as a percentage of transactions.
•We also offer a broad set of child support services predominately to State Disbursement Units (SDUs), including processing and distributing payments, child support payment cards, childcare credentialing, and case management, among others, to help states comply with federal standards. Within child support solutions, the way we generate revenue varies by state, but it is generally either per financial transaction, per call, fixed price, or for development of systems.
Transportation
On behalf of government agencies and transportation authorities around the world, we deliver solutions serving toll and fare collection, mobility and digital payments, violation and citation management, photo enforcement and interoperability that help streamline operations and increase revenue. With an expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, our solutions help reduce congestion and greenhouse emissions, enhance public safety, and create seamless travel experiences for consumers throughout transportation ecosystems.
•Road Usage Charging and Management Solutions
•Our electronic tolling, urban congestion management and mileage-based user solutions help our clients get travelers to where they need to go while generating revenue for infrastructure improvements. Our solutions include vehicle passenger detection systems, electronic toll collection, automated license plate recognition and congestion management solutions. We generate revenue based on a combination of fixed fee and transaction-based pricing. The transaction-based component can be per account per month, per notice mailed, per active account, per violations fees received, or per image-based transaction. Conduent manages 48% of the transactions of the top 10 U.S. tolling agencies.
•Transit Solutions
•For train, bus, subway, metro and other transit travelers, we help make journeys more personalized and convenient while increasing capacity and profitability for authorities and agencies. We combine fare collection and intelligent mobility to provide clients with the added efficiency of a single point of management for all transit solutions. Within transit, we primarily generate revenue via implementation of end projects (hardware and software, maintenance services, repair and sale of spare parts), and the building and operation of fare collection systems.
•Curbside Management Solutions
•We deliver intelligent curbside management systems that simplify parking programs and deliver convenient and hassle-free experiences for drivers. Our curbside solutions include citation and permit

CNDT 2022 Annual Report

administration, parking enforcement, and curbside demand management. In 2022, we processed over 8.7 million payments and collected nearly $757 million for citations and delinquent revenue collections. We generate revenue based on violations issued, payment processing transactions, collections activities or a fixed fee for our services.
•Public Safety Solutions
•Public safety is a priority in every community, especially as budgets shrink and populations grow. We provide data analytics, automated photo enforcement and other public safety solutions to make streets and communities safer. Our photo enforcement systems include red light, fixed and mobile speed, school bus, work zone, school zone, bus lane, high occupancy and other enforcement systems. The majority of our contracts within this business are fixed fee based on the number of enforced locations.
•Commercial Vehicles
•We provide computer-aided dispatch/automatic vehicle location technology to help clients manage their fleet operations.
Our Competitive Strengths
We possess competitive strengths that distinguish us from our competitors, including:
Leadership in attractive growth markets: We are a leader in business process solutions that deliver exceptional outcomes for our clients at an unparalleled scale. Our clients continue to outsource key business processes to improve efficiencies and to accelerate performance and digital transformation. Additionally, clients are moving beyond services for back-office functions to drive customer satisfaction and loyalty. The increase in globalization and cost competition continues to accelerate, forcing companies to seek ways to stay ahead of the competition. These factors, along with clients and their customers demanding more personalized, seamless, and secure solutions, are collectively driving the ongoing shift to next-generation solutions and services. Through our portfolio of technology-led services and solutions, we have reached significant scale in our interactions including:
•Healthcare: U.S. healthcare spending is expected to remain largely unchanged as a percentage of GDP (19.6% and 19.7% of GDP in 2030 and 2020, respectively) and is projected to grow at an average rate of 5.1% per year between 2021-2030. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving 17 of the top 20 U.S. health plans and providing administrative and mission-critical program administration solutions for government healthcare programs in 46 states, the District of Columbia, and a federal program (U.S. Department of Labor), which includes nearly 119 million recipients supported. Conduent’s healthcare capabilities have been recognized by ISG, HfS Research and Everest Group.
•Transportation: Traffic congestion continues to increase due to urbanization and changing global demographics. As a result, optimized transportation systems are becoming critical to increase efficiency while maintaining strict safety requirements. Electronic toll collection, public transit and parking represent key growth drivers as governments at all levels increasingly focus on transportation infrastructure. We are an award-winning innovator in parking management.
•Business Operations Solutions: We provide high volume print and mail services, enrollment processing and personalized and targeted marketing and communications to large corporations and are a leading provider in this market with more than 3.6 billion documents captured, indexed and classified annually.
Global delivery expertise: Our scale and global delivery capabilities enable us to deliver our proprietary technology and differentiated service offerings expertly to clients around the world. We have operations in 25 countries including India, the Philippines, Jamaica, Guatemala, Mexico, Romania, the United Kingdom and several locations within the United States, providing our customers the option for "onshore", "nearshore" or "offshore" outsourced business process services. This global delivery model allows us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2022, 47% of our employees were located in high-cost countries and 53% were located in low-cost countries.
Differentiated technology-led suite of multi-industry solutions: Through dedicated people, process expertise and technology, such as analytics and automation, Conduent services and solutions create value for our clients by

CNDT 2022 Annual Report

creating efficiencies, improving experiences, reducing costs and enabling revenue growth while better serving millions of end customers that depend on us. We deliver performance by optimizing processes to be more efficient, flexible and secure. We deliver value by driving valuable outcomes and reducing costs at scale. We enhance the customer experience by improving experiences, engagement and loyalty of end users. In fact, the number of our top 100 commercial clients who utilize Conduent for multiple service lines increased from 73 to 90 from 2021 to 2022.
Recurring revenue model supported by a loyal, diverse client base: We have a broad and diverse base of clients across geographies and industries, including 80% of the Fortune 100 companies, many Fortune 1000 companies, midsize businesses and governmental entities. Our clients are increasingly satisfied as evidenced by our NPS that has increased by 30 points over the past three years. Our close client relationships and successful client execution support our stable recurring revenue model and high renewal rates.
Competition
Although we encounter competition in all areas of our portfolio, we are a leader in many categories. We compete based on technology, performance, quality, reliability, reputation, price, and customer service and support. We consider our "onshore", “near shore” and “offshore” delivery capabilities to be a competitive advantage. Our competitors range from large international companies to relatively small firms. Many of our competitors specialize in certain areas but none compete across all the same segments in our total portfolio. Our competitors include:
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
•Transportation multi-nationals such as TransCore, Thales, Cubic and Verra Mobility; and
•Smaller, niche business processing service providers and in-house departments that perform functions that could be outsourced.
Sales and Marketing
We market and sell our business process solutions and services to both potential and existing clients through our global sales and business development teams. Additionally, we have dedicated “solution architects” who work with clients to better understand their business requirements and tailor our standard solutions to meet their unique needs. Our clients include small and large commercial businesses across many industries, as well as public sector agencies and enterprises.
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
Intellectual Property
Generally, our policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of December 31, 2022, we own approximately 607 U.S. patents and have 31 pending applications. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. These patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general, no single patent is essential to our business or to any individual segment of our business. In addition, any of our proprietary rights could be challenged, invalidated, or circumvented, or may not provide significant competitive advantages.

CNDT 2022 Annual Report

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
In the United States, we own 57 registered trademarks reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our trademarks.
People and Culture
Headcount
The skills, expertise, and experience of our talented and diverse global workforce allow us to deliver mission-critical services and solutions that drive exceptional client outcomes. As of December 31, 2022, we had approximately 62,000 associates in 25 countries working towards a common vision and purpose, with 41% located in North America and the remainder located primarily in Asia Pacific, Latin America and the Caribbean, and Europe. Our three reportable segments, Commercial, Government and Transportation, house most of our associates with approximately 45,000, 6,000 and 4,000 associates, respectively.
Conduent Diversity & Inclusion (D&I)
We draw strength from the diversity of our global workforce, and we believe that creating an inclusive culture where all associates can bring their authentic selves to work creates value for all our stakeholders.
Our eight Employee Impact Groups (EIGs) continue to play a vital role in creating an environment of belonging and inclusion through year-round activities that advance culture and professional development, create a sense of community, and impact business outcomes. As part of our focus on D&I awareness and education, in 2022, we delivered extensive training on "inclusive leadership" and hosted panel discussions with members of our Board of Directors on a range of D&I topics. We continue to advance our efforts towards embedding D&I in our talent management and recruiting practices and are proud to have received several global workplace diversity awards, including being recognized as a Top Employer for LGBT+ inclusion in India’s Workplace Equality Index (IWEI) 2022, a Best Place to Work for Disability Inclusion by the American Association of People with Disabilities and Disability:IN,  and being named to Newsweek’s list of Top 100 Most Loved Workplaces.
Employee Learning and Development
As a services company, we believe our associates are our most important asset, which is why we invest in associate growth and development programs. We are focused on building a workplace where our people can do their best work and have access to the learning tools and resources they need to excel in their role, stay competitive and grow their skill set. We offer our associates modern, digital world-class learning platforms that help them learn anywhere, anytime on a wide range of topics including technology, professional and business-related themes. We continue to invest in new, cutting-edge learning platforms to elevate their learning experience. As a result, we have been successful in building a culture of continuous learning, with employees taking charge of their learning and development. In addition to our digital platforms, employees are also provided job-specific technical training when they are onboarded and during their professional journey as required. Our learning platforms are widely utilized with about 2.7 million learning assets completed in 2022 and have great learning effectiveness scores for satisfaction, skill improvement and application of learning on the job. We also ensure that our associates complete regulatory and compliance training on topics required based on their role and geography.
Associate Engagement
We continuously gather associate feedback through multiple touchpoints throughout the year and leverage that feedback to both inform our talent strategy and enhance our associate experience. These touchpoints include both external recognition surveys as well as feedback gathered through internal pulse surveys, exit surveys, and our internal social platform used for open and transparent communications. In 2022, Conduent was recognized among Newsweek’s Top 100 Most Loved Workplaces. This recognition was based largely on direct feedback gathered from our associates indicating a strong "emotional connection" between associates and our Company. We also

CNDT 2022 Annual Report

continuously monitor our rankings and feedback from current associates on review sites such as Comparably. In 2022 our year-over-year Comparably scores held steady, with our overall culture score in the top 5% of similar sized companies, and love of team, challenging work, and flexibility to do remote work cited among the positives.
Awards and Recognition
During 2022, Conduent has been honored to receive several prestigious awards related to our culture, including:
•Being recognized as a Top Employer for LGBT+ Inclusion in the India Workplace Equality Index (IWEI) 2022;
•Being named to Newsweek's 2022 Top 100 Most Loved Workplaces;
•Being recognized among Comparably's list of 2022 Best CEOs for Women;
•Being recognized as a Best Place to Work for Disability Inclusion based on our Disability Equality Index score May 2022; and
•Being named to Forbes' America's Best 500 Employers for Diversity 2022.
Corporate Ethics
We operate according to our Ethics and Compliance Program, which is focused on sustaining an ethical culture and is designed to meet general governance and specific industry, regulatory, and legal requirements. The Ethics and Compliance Program is based on our core values, including personal accountability, and overseen by Conduent’s Ethics Office.
Conduent’s Code of Business Conduct is the foundation of our Ethics and Compliance Program. Our Code of Business Conduct embodies and reinforces Conduent’s commitment to the highest standards of integrity and sets forth our expectations for ethical leadership, job performance, and compliance with the Code of Business Conduct and Company policies. It is designed to help associates recognize ethics and compliance issues before they arise and to deal appropriately with issues that occur.
Conduent Finance Employees are additionally required to act in accordance with our supplemental Finance Code of Conduct. Our associates are required to complete annual business ethics training. Conduent’s Ethics Office periodically solicits associate input to gauge our ethical culture and help identify areas for continuing improvements.
Our directors must act in accordance with our Code of Business Conduct and Ethics for Members of the Board; our principal executive officer, principal financial officer, and principal accounting officer, among others, must act in accordance with our Finance Code of Conduct; and all of our executives and employees must act in accordance with our Code of Business Conduct. Each of these codes of conduct can be accessed through our website at www.conduent.com/corporate-governance. They are also available to any shareholder who requests them in writing addressed to Conduent Incorporated, 100 Campus Drive Suite 200, Florham Park, NJ 07932, Attention: Corporate Secretary. We will disclose any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics for Members of the Board and, our Code of Business Conduct and our Finance Code of Conduct for our officers on our website as promptly as practicable, and consistent with the requirements of applicable U.S. Securities and Exchange Commission (SEC) and Nasdaq rules.
Seasonality
Our revenues can be affected by various factors such as our clients’ demand patterns for our services, which includes peak windows for benefit enrollment, new product launches by clients, and busy retail and travel seasons.
Availability of Company Information
Our internet address is www.conduent.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and any amendments to these reports and statements are found on the Investors section of our website. We make these documents available free of charge as soon as we can after we have filed them with, or furnished them to, the SEC. Our Corporate Social Responsibility Report can also be found in the Investors section of our website.

CNDT 2022 Annual Report

The SEC maintains an internet address (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.
Information about our Executive Officers
The following is a list of the executive officers of Conduent as of February 22, 2023.
Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of our by-laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
Clifford Skelton*	67	President and Chief Executive Officer	2019	2019
Louis Keyes	55	Executive Vice President, Transportation Solutions	2022	2020
Mark King	57	Executive Vice President, Government Solutions	2022	2022
Randall King	57	Executive Vice President, Commercial Solutions	2022	2022
Michael Krawitz	53	Executive Vice President, General Counsel and Secretary	2019	2019
Mark Prout	59	Executive Vice President, Chief Information Officer	2019	2020
Stephen Wood	56	Executive Vice President & Chief Financial Officer	2021	2020
_____________________________
*Member of Conduent Board of Directors

Each of the officers named above has been an officer or an executive of Conduent or its subsidiaries for less than five years. As of February 22, 2023, apart from executive officers Mark King and Randall King, who are brothers, there are no family relationships among any of the executive officers named above and any of our directors.
Mr. Skelton was appointed Chief Operating Officer of Conduent in June 2019, Chief Executive Officer of Conduent in August 2019 and President of Conduent in May 2021. He served as President of Fiserv Output Solutions from March 2017 to June 2019. Prior to that, Mr. Skelton was the Group President and Chief Information Officer at Fiserv from April 2012 until March 2017. Mr. Skelton also held a variety of leadership roles at companies such as Ally Financial (formerly General Motors Acceptance Corporation) and Bank of America. Mr. Skelton is a former Navy fighter pilot and served in the Navy for over 20 years. Mr. Skelton earned his Bachelor of Arts degree from the University of Southern California and Master of Public Administration from Harvard University's John F. Kennedy School of Government.
Mr. Keyes joined Conduent as Global Head of Sales in September 2019. He was appointed Executive Vice President, Chief Revenue Officer in December 2020 and appointed Executive Vice President, Transportation Solutions in August 2022. Prior to joining Conduent, he served as Executive Vice President, Chief Sales Officer at York Risk Services from October 2017 to September 2019. Prior to York Risk Services, he was Senior Vice President at Fiserv Inc. between 2009 and 2017 where he led Enterprise Accounts and large sales teams. Mr. Keyes has also held senior executive leadership roles at Hewlett-Packard Enterprise Services and Electronic Data Systems Corporation. Mr. Keyes earned his Bachelor of Arts degree from the University of Texas at Dallas.
Mr. Mark King joined Conduent in October of 2020 as Head of Government Solutions. He was appointed Executive Vice President, Government Solutions in August 2022. Mr. King has end-to-end responsibility over our portfolio of government solutions helping agencies across the U.S. transform their operations, better serve constituents, and create more satisfying outcomes for people and communities served. Prior to joining Conduent, Mr. King was Head of Output Solutions at Fiserv where he was responsible for all aspects of the business, including product and account management, technology, operations, and financial performance. Mr. King also served as Senior Vice President at Bank of America between 2001 and 2013. Mr. King earned his Bachelor of Arts in Economics at University of North Carolina at Greensboro.

CNDT 2022 Annual Report

Mr. Randall King joined Conduent in May 2020 as Global Head, End User Experience. He was appointed Executive Vice President, Commercial Solutions in August 2022. Mr. King has responsibility for our commercial solutions portfolio, including Customer Experience Management, Document Management/Automation and Finance, Accounting and Procurement offerings as well as Commercial Healthcare, Human Resources, Learning, Casualty Claims Solutions and Legal, Compliance and Analytics. Prior to joining Conduent he worked for Bank of America, where he served as Chief Operating Officer for Consumer and Wealth Management, as part of the bank’s Global Business Services organization. Mr. King earned his Bachelor of Science degree in Economics at North Carolina State University and completed the Operations Leadership Program at the University of Michigan’s Stephen M. Ross School of Business.
Mr. Krawitz has served as Executive Vice President, General Counsel and Secretary since November 2019. Prior to joining Conduent, from June 2015 to November 2019, Mr. Krawitz was Executive Vice President, General Counsel and Corporate Secretary of insurance services firm York Risk Services Group, a portfolio company of Onex Corp. From 2014 to 2015, he was Chief Legal Officer of Veriteq Corp., a biotech company. From 1999 to 2014, Mr. Krawitz held leadership roles in public and private companies in the technology and finance sectors. Mr. Krawitz began his career at Fried Frank and earned his Bachelor of Arts in Economics and in Government from Cornell University and his Juris Doctor from Harvard Law School.
Mr. Prout joined Conduent as Head of Information Technology in June of 2019. He was appointed Executive Vice President, Chief Information Officer in September 2019. Prior to joining Conduent, between 2005 and 2019, Mr. Prout served as Chief Technology Officer and held several IT leadership positions at Fiserv. Prior to Fiserv, he served as CIO of Cendian Corporation. Mr. Prout has also held various leadership positions at United Parcel Service. Mr. Prout earned his Bachelor's degree in business management and programming from Southern Illinois University, Carbondale.
Mr. Wood has served as the Chief Financial Officer of Conduent since June 2021. He served in his previous role as the Company’s Corporate Controller from August 2020 until June 2021 and was designated as its Principal Accounting Officer effective December 2020. Prior to joining Conduent, Mr. Wood spent 15 years at Fiserv in finance and accounting leadership positions. From December 2016 to May 2020, Mr. Wood served as Vice President & Chief Financial Officer of Fiserv Output Solutions. From March 2009 to December 2016, he served as Vice President & Controller over several different operating groups, and from January 2005 to March 2009, he led International Finance & Accounting operations. Mr. Wood is a Chartered Global Management Accountant with an MBA with distinction from Warwick Business School and a Bachelor of Science from the University of Birmingham in the United Kingdom.

CNDT 2022 Annual Report

ITEM 1A. RISK FACTORS
Business, Economic, Market and Operational Risks
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

CNDT 2022 Annual Report

Our business may be adversely affected by geopolitical events and increasing geopolitical tensions, macroeconomic conditions, natural disasters and other factors that could directly impact certain of our employees, customers and vendors in countries or regions effected by such events and factors.
We have a global workforce and global customers. Our employees and customers in a particular country or region in the world may be impacted as a result of a variety of diversions, including: geopolitical events and increasing geopolitical tensions, such as war, the threat of war, or terrorist activity; macroeconomic conditions; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages, major public health issues, including pandemics (such as the coronavirus); and significant local, national or global events capturing the attention of a large part of the population. As an example of a geopolitical event, in February 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruptions in the region. To date, while we do not believe Russia’s military action in Ukraine and governmental actions in response thereto have had a material impact on our business, financial position or operations, we continue to monitor the situation closely. If any of these, or any other factors, disrupt a country or region where we have a significant workforce (such as the U.S., India or the Philippines) or customers (such as the U.S. or Europe), or vendors, our business could be materially adversely affected.
Our results of operations and financial condition may be materially adversely affected by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.
Approximately 10.0% of our 2022 revenues was generated from operations outside the United States. In addition, we maintain significant operations outside the United States. Our results of operations and financial condition could be materially adversely affected by changes in foreign currency exchange rates, as well as by several of other factors, including, without limitation, changes in economic conditions from country to country, changes in a country’s political conditions, trade controls and protection measures, financial sanctions, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations but does not eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our Consolidated Financial Statements. If we are unable to effectively hedge these risks, our results of operations and financial condition could be materially adversely affected.
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

CNDT 2022 Annual Report

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
To stay competitive in our industry, we must keep pace with changing technologies and customer preferences. Many of our contracts require us to design, develop and implement new technological and operating systems for our customers. Many of these systems involve detailed and complex computer source code which must be created and integrated into a working system that meets contract specifications. The accounting for these contracts requires judgment relative to assessing risks, estimating costs to fulfill the contract and making assumptions for schedule and technical issues. To varying degrees, each contract type involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. In addition, many of our contracts contain complicated performance obligations, including, without limitation, designing and building new integrated computer systems. These contracts carry potential financial penalties or could result in financial damages or exposures if we fail to properly perform those obligations and have in the past resulted in and in the future could result in our results of operations and financial condition being materially adversely affected.

CNDT 2022 Annual Report

The loss of key senior management or the failure to attract and retain necessary technical personnel and qualified subcontractors could materially adversely affect our results of operations and financial condition.
Our success depends, in part, upon key managerial and technical personnel, including our ability to attract and retain additional qualified personnel, as well as qualified subcontractors. The loss of certain key personnel, such as our Chief Executive Officer (CEO), members of our executive team and other highly skilled employees, could materially adversely affect our results of operations and financial condition. There is no assurance that we can retain our key managerial personnel, or that we can attract similar employees, in the future.
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
We have experienced certain disruptions in our operations and service delivery performance issues because of some of our information technology infrastructure that is outdated and that needs to be enhanced and updated, which disruptions have adversely impacted client and delivery performance. As a result, we embarked on a long-term project to modernize a significant portion of our information technology infrastructure with new systems and processes and to consolidate our data centers. This project also includes investments in our data centers and networks, enhancement, modernization and consolidation of our IT infrastructure and customer-facing technologies, enhanced cybersecurity and movement to cloud-based technology. This project is ongoing and we expect that these changes will provide greater strategic and operational flexibility and efficiency and better control of our systems and processes. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations and our service delivery to customers, could result in contractual penalties or damage claims from customers, could occur over a period longer than planned, and could require greater than

CNDT 2022 Annual Report

expected investment and other internal and external resources. It may also take longer to realize the intended favorable benefits from an enhanced technology infrastructure than we expected, or that disruptions may continue to occur while we enhance this infrastructure.
The process of consolidating our data center involves inherent risks and may cause disruptions to our operations. We are in the process of undertaking several data center migrations now and in the future and, during these data migrations, could potentially experience significant service outages. Future service disruptions could hinder our ability to attract new customers, cause us to incur legal liability, contractual penalties or issue service credits to our customers and cause us to lose current customers, each of which could have a material adverse effect on our business, results of operations and financial condition.
Our business has been and will continue to be negatively impacted by the ongoing coronavirus pandemic.
As a result of the COVID-19 pandemic, we have experienced and can be expected to continue to experience disruptions to our business, our operations, the delivery of our services and customer demand for our services and business offerings, including:
•Work-from-home concerns: The COVID-19 pandemic has led to the shifting of substantial services being performed by us for our customers to work-from-home alternatives, which have created added burdens, risks and costs, including but not limited to: the added cost and uncertainty created by a significant change in our delivery model; delays and disruptions resulting from organizing and implementing work-from-home solutions; customer protocols not allowing, without express customer waiver or permission, work-from-home alternatives, due to sensitivity of customer data, inclusion of personally identifiable information, cybersecurity and data security concerns, and other factors; delays and disruptions in providing customer services which may adversely affect our reputation and may in the future result in failure to satisfy customer contract requirements and other noncompliance issues; challenges in and cost of equipping work-from-home solutions with appropriate technology equipment and software, with suitable security protections; potential for increased cybersecurity and other data security issues; compliance with legal, regulatory, industry and customer standards and specifications; and increased logistical issues resulting from unexpected shift in service delivery model. As a result of these and other factors related to work-from-home solutions, we have experienced and can be expected to continue to experience delays and disruptions and an adverse impact on our business, operations, costs, satisfaction of customer requirements and operating results and financial condition.
•Customer performance and demand: The COVID-19 pandemic has impacted and may be expected to continue to adversely impact customer demand for our services and business offerings. Many of our customers have experienced and will continue to experience substantial disruption in their own operations and the COVID-19 pandemic has also resulted in greater customer uncertainty in their short-term and longer-term needs. In addition, under certain contracts we earn revenues based on the number of transactions processed, such as, for example, certain transportation and credit card processing arrangements where the number of transactions has decreased due to the COVID-19 pandemic. These and other pandemic-related factors have and will continue to adversely impact revenues, sales, new business opportunities, pricing and our sales pipeline.
•If we fail to satisfy a customer’s requirements or specifications, we could incur additional costs to address such dissatisfaction or on account of such deficiency as well as receive notice of termination. The COVID-19 pandemic has had and can be expected to continue to have an impact on compliance and non-interruption of service under certain customer contractual requirements, and certain customer relationships can be expected to be adversely impacted, in addition to our incurring added costs in response to any deficiency.
•We rely on third parties to provide technology, other services and products we need to operate our business. Delays or interruption in the operations of third parties on which we rely may result in disruptions in our own operations and fulfillment of our customers’ requirements.
We continue to monitor the latest developments regarding the pandemic. We are unable to predict the extent of any continued impact of the pandemic on our business, operations, and financial condition due to the uncertainty of future developments. Any future impacts will depend on, among other things, the further spread and duration of COVID-19, including the impact of variants and resurgences, the requirements to take action to help limit the spread of the illness, the availability, widespread distribution, and acceptance of vaccines and treatments for COVID-19 and the economic impacts of the pandemic, including recession and inflationary pressures. Even in those regions where

CNDT 2022 Annual Report

we have experienced business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations. The impact of COVID-19 has also exacerbated and may continue to exacerbate other risks discussed herein, any of which could have a material effect on us. We do not yet know and cannot predict the full extent of potential impacts on our business, our services and business offerings or our operating results and financial condition.
Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Many governments, regulators, investors, associates, clients and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human rights, and diversity, equity and inclusion. In addition, the Company makes statements about its environmental, social and governance goals and initiatives through its corporate social responsibility report, its other non-financial reports, information provided on its website, press releases and other communications.
Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires capital and operating investments, and depends in part on third-party performance, or data and changing regulatory schemes that are outside the Company’s control. The Company cannot guarantee that it will achieve its announced environmental, social and governance goals and initiatives. In addition, some stakeholders may disagree with the Company’s goals and initiatives. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and could materially adversely affect the Company’s business, ability to recruit and retain associates, reputation, results of operations, financial condition and stock price.
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

CNDT 2022 Annual Report

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
We are a leading provider of business processing services concentrated in transaction-intensive processing, analytics and automation. We act as a trusted business partner in both front-office and back-office platforms, providing interactions on a substantial scale with our customers and other third-parties. Our customers include global commercial clients and government clients who depend upon our operational efficiency, non-interruption of service, and accuracy and security of information. We also use third-party providers such as subcontractors, software vendors, utility providers and network providers, upon whom we rely for our business processing services, to deliver uninterrupted, secure service. As part of our business processing services, we also develop system software platforms necessary to support our customers’ needs, with significant ongoing investment in developing and operating customer-appropriate operating systems, databases and system software solutions. We also receive, process, transmit and store substantial volumes of information relating to identifiable individuals, both in our role as a service provider and as an employer, and we are subject to numerous laws, rules and regulations in the United States (both federal and state) and foreign jurisdictions designed to protect both individually identifiable information as well as personal health information. We also receive, process and implement financial transactions, and disburse funds, on behalf of both commercial and government customers, which activity includes receiving debit and credit card information to process payments due to our customers as well as disbursing funds to payees of our customers. As a result of these and other business processing services, the integrity, security, accuracy and non-interruption of our systems and information technology and that of our third-party providers and our interfaces with our customers are extremely important to our business, operating results, growth, prospects and reputation.
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

CNDT 2022 Annual Report

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
Additionally, with advances in computer capabilities and data protection requirements to address ongoing threats, we may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by security breaches. Moreover, employee error or malfeasance, faulty password management or other irregularities may result in a defeat of our or our third-party service providers’ security measures and a breach of our or our third-party service providers’ information systems (whether digital, cloud-based or otherwise). In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements, present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyber-attacks.
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
In addition, our and our customers’ systems and networks are subject to continued threats of terrorism, which could disrupt our operations as well as disrupt the utilities and telecommunications infrastructure on which our business depends. To the extent any such disruptions were to occur, our business, operating results and financial condition could be materially adversely affected. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.
If we fail to meet industry data security standards, our ability to meet contractual obligations may be impaired and result in contractual damage or contract breach claims.
In some of our services lines, we are contractually subject to industry data security standards. These industry data security standards include Card Brand (Visa, Mastercard, American Express, Discover and JCB) operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a data security standard applicable to companies that collect, store or transmit payment card data. Another industry standard is the Health Information Trust Alliance (HITRUST) which applies to aspects of the healthcare industry in addition to other industries. We take steps to achieve compliance and/or certification for our systems. In the future we may not be able to maintain compliance with PCI DSS, HITRUST and other applicable industry standards. Any failure to comply fully or materially with PCI DSS, HITRUST and other applicable industry standards now or at any point in the future may provide customers the right to terminate contracts with us or to enforce provisions obligating us to reimburse them for any penalties or costs incurred by

CNDT 2022 Annual Report

them as a result of our non-compliance, or subject us to other fines, penalties, damages or civil liability, each of which could have a material adverse effect on our business, financial condition and results of operations.
Our results of operations and financial condition could be materially adversely affected by legal and regulatory matters.
We are potentially subject to various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities laws; governmental and non-governmental entity contracting, servicing and governmental entity procurement laws; intellectual property laws; environmental laws; employment laws; the Employee Retirement Income Security Act of 1974 (ERISA); and other laws, regulations and contractual undertakings, as discussed under Note 16 – Contingencies and Litigation to the Consolidated Financial Statements. If developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or if any of these matters result in an adverse judgment or are settled for significant amounts above any existing accruals, it could materially adversely affect our results of operations and financial condition in the period or periods in which such change in determination, judgment or settlement occurs. There can be no assurances as to the favorable outcome of any claim, lawsuit, investigation or proceeding. It is possible that a resolution of one or more such proceedings, through judgment, settlement or otherwise, could require us to make substantial payments to satisfy judgments, fines or penalties or settlement amounts, any of which could materially adversely affect our results of operations and financial condition. Additionally, the terms of dismissal, settlement, release or other resolution may permit certain claims to be reopened under certain conditions. Claims, lawsuits investigations and proceedings involving the Company could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain services, requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies, or make it more difficult to obtain adequate insurance in the future. In addition, it can be very costly to defend litigation and these costs could materially adversely affect our results of operations and financial condition. Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements.
While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.
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
After completing the annual impairment test, the Commercial reporting unit experienced lower than expected new customer contract signings (all subsequent to November 1, 2022), and an unexpected softening of the future business pipeline for certain solutions. Management believed these were driven by macroeconomic conditions present in the fourth quarter of 2022. The combination of these factors led management, in December 2022, to review the Commercial reporting unit and further evaluate the portfolio. These factors triggered the need for management to perform a goodwill impairment assessment for this reporting unit as of December 31, 2022, which resulted in a pre-tax impairment charge of $358 million.
Refer to Note 8 – Goodwill and Intangible Assets, Net to our Consolidated Financial Statements for additional information about our 2022 goodwill impairment.
While no additional impairments were identified in 2022, we may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2022, our goodwill balance was $955 million, which represented 26.7% of total consolidated assets.

CNDT 2022 Annual Report

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

CNDT 2022 Annual Report

indebtedness. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness, which could materially adversely affect our results of operations and financial condition.
In addition, the Term Loan A, the Term Loan B, the Revolving Credit Facility and other borrowings under the Credit Agreement (as defined below) bear interest at a rate that varies depending on LIBOR. On March 5, 2021, the Financial Conduct Authority of the U.K., which regulates LIBOR, announced (the "FCA Announcement") that all LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the "IBA"), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee (the "ARRC"), a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate. Pursuant to the terms of the Credit Agreement, on June 30, 2023, we expect that the LIBOR interest rate applicable to Term Loan A, Term Loan B, the Revolving Credit Facility and other borrowings thereunder will be replaced by a new interest rate benchmark equal to the sum of (i) Term SOFR (the ARRC-recommended, SOFR-based forward-looking term rate for any period that is approximately as long as the related interest period) plus (ii) for each tenor of LIBOR being replaced, the fixed spread adjustment recommended by the ARRC. There is no assurance that such a successor reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR and the new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. LIBOR related changes, including unforeseen effects, may negatively impact costs of borrowings under our credit facilities or future financing efforts, which could have an adverse effect on our results of operations, cash flow and liquidity.
The failure to obtain or maintain a satisfactory credit rating and financial performance could adversely affect our liquidity, capital position, borrowing costs, access to capital markets and our need or ability to post surety or performance bonds to support clients’ contracts.
Any future downgrades to our credit rating or perceived or actual weakness in our financial performance could negatively impact our ability to renew contracts with our existing clients and vendors, limit our ability to compete for new clients, result in increased premiums for surety or performance bonds and letters of credit to support our clients’ contracts, reduce our ability to obtain surety bonds, performance bonds and letters of credit and/or result in a requirement that we provide collateral to secure our surety or performance bonds and letters of credit. Further, certain of our commercial outsourcing contracts provide that, in the event our credit ratings are downgraded to specified levels, the client may elect to terminate its contract with us and either pay a reduced termination fee or, in some limited instances, no termination fee. Such a credit rating downgrade or perceived or actual weakness in our financial performance could adversely affect these client relationships.
There can be no assurance that we will be able to maintain our credit ratings or financial performance. Any additional actual or anticipated downgrades of our credit ratings, including any announcement that our ratings are under review for a downgrade, or perceived or actual weak financial performance may have a negative impact on our liquidity, capital position, access to capital markets and ability to obtain surety bonds, performance bonds and letters of credit sufficient to support our existing and future business needs.

CNDT 2022 Annual Report

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

CNDT 2022 Annual Report

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
Increases in the cost of voice and data services or significant interruptions in such services could materially adversely affect our results of operations and financial condition.
Our business is significantly dependent on voice and data services provided by various communication and data service providers around the world. Accordingly, any disruption of these services could materially adversely affect our results of operations and financial condition. We have taken steps to mitigate our exposure to service disruptions by investing in redundant circuits, although there is no assurance that the redundant circuits would not also suffer disruption. Any inability to obtain voice or data services at favorable rates could materially adversely affect our results of operations and financial condition. Where possible, we have entered into long-term contracts with various providers to mitigate short-term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of voice or data services that is not recoverable through an increase in the price of our services could materially adversely affect our results of operations and financial condition. In addition, a number of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable, and while there are backup systems in many of our operating facilities, an extended outage of utility or network services could materially adversely affect our results of operations and financial condition.
We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries.
Our principal assets are the shares of capital stock and indebtedness of our subsidiaries. We rely on dividends, interest and other payments from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying corporate expenses and, if determined by our Board of Directors, paying dividends to shareholders and repurchasing common shares. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts that these subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions or other circumstances that could restrict the ability of our subsidiaries to pay dividends to us. In addition, due to differences in tax rates, repatriation of funds from certain countries into the United States could have unfavorable tax ramifications for us.

CNDT 2022 Annual Report

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, Texas, Guatemala, India, the Philippines, Jamaica and the Netherlands. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2022 was approximately 5.6 million square feet at an annual operating cost (lease costs and expenses) of approximately $138 million and was composed of 193 leased properties and 4 owned properties. We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.

We had 0.5 million square feet of our leased properties that became surplus in 2022 due to the implementation of our efficiency initiatives to consolidate our real estate footprint. We aggressively managed our surplus properties through lease terminations, subleases and consolidation of properties. As a result, approximately 0.5 million square feet of the surplus property portfolio were resolved during the year ended December 31, 2022. Additional leased and owned properties may become surplus in the future as we continue to optimize our workforce location strategy based on existing conditions and leverage enhanced work-from-home capabilities. We are obligated to maintain our leased surplus properties through required contractual lease periods and plan to dispose of or sublease these properties.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 16 – Contingencies and Litigation to the Consolidated Financial Statements in Part II, Item 8 is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CNDT 2022 Annual Report

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

Common Shareholders of Record

There were 14,639 shareholders of record as of January 31, 2023.

Conduent Common Stock Dividends

We did not pay any dividends on our common stock in 2022. We intend to retain future earnings for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends on our common stock for the foreseeable future.

Performance Graph

Historically, we have presented the S&P Software and Services Index as our published industry index. Effective March 2023, our Company's industry classification will change and we have selected the S&P 500 Data Processing and Outsourced Services index as a more appropriate index. For this fiscal year only, we are presenting both indices in the graph above for comparative purposes to prior fiscal year graphs.

Sales of Unregistered Securities During the Quarter Ended December 31, 2022

None

CNDT 2022 Annual Report

Securities Authorized for Issuance Under Existing Equity Compensation Plans

Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from Item 12—Securities Authorized for Issuance Under Existing Equity Compensation Plans.

ITEM 6. [RESERVED]

CNDT 2022 Annual Report

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
This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes in this Form 10-K for the year ended December 31, 2022. This MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.
The year-over-year comparisons in this MD&A are as of and for the years ended December 31, 2022 and 2021, unless stated otherwise. The discussion of 2021 results and related year-over-year comparisons as of and for the years ended December 31, 2021 and 2020 are found in Item 7 of Part II of our Form 10-K for the year ended December 31, 2021.
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Overview
With revenues of $3.9 billion, we are a leading provider of business process services with expertise in transaction-intensive processing, analytics and automation. We serve as a trusted business partner in both the front office and back office, enabling personalized, seamless interactions on a massive scale that improve end-user experience.
Headquartered in Florham Park, New Jersey, we have a team of approximately 62,000 people as of December 31, 2022, servicing customers from service centers in 25 countries. In 2022, 10% of our revenue was generated outside the U.S.
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate. These three segments are:
•Commercial – Our Commercial segment provides business process services and customized solutions to clients in a variety of commercial industries. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and their consumers and employees.
•Government – Our Government segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance, health services, program administration, transaction processing and payment services. The solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.
•Transportation – Our Transportation segment provides systems, support, and revenue-generating solutions to government transportation agency clients. We deliver mission-critical public safety, mobility and digital payment solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers and have a positive impact on the environment.

CNDT 2022 Annual Report

Significant 2022 Actions
•Disposition and Portfolio Review – On February 8, 2022, we closed a transaction with Symplr Software, Inc. to sell our Midas suite of patient safety, quality and advanced analytics solutions (Midas business) for cash consideration of $322 million resulting in a pre-tax gain of $166 million. The Midas business represented approximately $7 million, $70 million and $72 million of revenue in 2022, 2021 and 2020, respectively. Refer to Note 4 – Assets/Liabilities Held for Sale and Divestiture in the Consolidated Financial Statements for additional information. During the fourth quarter, we concluded our long-range planning processes which included a full evaluation of our portfolio of solutions and identified incremental opportunities to streamline the portfolio.
•New Business Signings – In 2022 we introduced a new primary signings metric Annual Contract Value (ACV), which provides more focus on the near-term revenue generation of new business signings as compared to the traditional view of Total Contract Value (TCV). This ACV metric has increased sequentially each quarter in 2022, totaling $724 million in 2022, an increase of 16.8% versus 2021 excluding the impact of Government stimulus payments.
•Strategic Growth Efforts – During the latter part of 2022, we dedicated a small number of senior associates with the mission to accelerate future revenue growth by selling existing solutions into new and adjacent markets and geographies. The results of this action are becoming visible, for example, by the collaboration with a major bank to launch a Digital Payments Hub delivering faster, easier, and more secure payments.
•Operational Service Levels – We continue to make significant improvements with our operational and technology service levels, and while we will always believe there is room for improvement in these areas, we have reached a standard consistent with the markets that we operate in. These operational improvements together with the significant progress being made in closing out major litigation cases, position us well with a solid foundation to embark on the next chapter of our journey.
Significant 2021 Actions
•Stabilizing Revenue – Revenue of $4,140 million for the year ended December 31, 2021 was a decline of 0.55%, a significantly improved trend compared with the prior year.
•Strong Net Annual Recurring Revenue (ARR) Activity results – In the fourth quarter of 2020, we introduced the Net ARR Activity metric, a trailing twelve-month metric that measures the revenue from recurring services provided to a client inclusive of all new business annual recurring revenue, notification of lost clients and contractual impacts to price and volume. We have seen steady positive growth in this metric from $60 million in the fourth quarter of 2020 to $128 million in the fourth quarter of 2021, an increase of 113%. This increase was driven by new business ARR signings of $402 million for the year ended December 31, 2021, an increase of 16% compared to that of the prior year, and stronger retention of existing clients.
•Debt Refinancing – On October 15,, 2021, we closed on a debt refinancing which extended our maturity profile. The debt refinancing transactions were as follows:
◦Term Loan A due 2026 in the amount of $265 million;
◦Term Loan B due 2028 in the amount of $515 million;
◦Senior Notes due 2029 in the amount of $520 million; and
◦Revolving Credit Facility maturing 2026 in the amount of $550 million.
Upon closing the debt refinancing, $100 million was borrowed under the new Revolving Credit Facility. The net proceeds of the new Term Loan A, Term Loan B, Senior Notes and $100 million of borrowing under the Revolving Credit Facility were used to repay the borrowings under the previous credit facilities that were outstanding on October 15, 2021. This $100 million was repaid on February 11, 2022. Refer to Note 11 – Debt to the Consolidated Financial Statements for definition of 2016 Credit Facilities and additional information on the debt refinancing.
•Global Labor Market Dynamics – To address the significant change in the labor market environment, we responded by strengthening our talent acquisition organization and processes and maintaining an appropriate mix of work-from-home and work-from-office roles, which has resulted in increasing hire rates and improved ratings on Comparably and Glassdoor.

CNDT 2022 Annual Report

Macroeconomic and Geopolitical Uncertainty
Given the nature of our business and our global operations, the effects of global macroeconomic and geopolitical uncertainty, including COVID-19 pandemic related factors (as discussed in more detail below) could have a materially adverse effect on our business, results of operations and financial condition.
Financial Information
The section below provides a comparative discussion of our consolidated results of operations for the year ended December 31, 2022 and 2021. See Item 7. MD&A–Financial Information in our Annual Report on Form 10-K for the year ended December 31, 2021, for a comparative discussion of our consolidated results of operations between 2021 and 2020.

	Year Ended December 31,		2022 vs. 2021
(in millions)	2022	2021	$ Change	% Change
Revenue	$3,858	$4,140	$(282)	(7)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	3,018	3,138	$(120)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	440	544	$(104)	(19)%
Research and development (excluding depreciation and amortization)	7	4	3	75%
Depreciation and amortization	230	352	(122)	(35)%
Restructuring and related costs	39	45	(6)	(13)%
Interest expense	84	55	29	53%
Loss on extinguishment of debt	—	15	(15)	n/m
Goodwill impairment	358	—	358	n/m
(Gain) loss on divestitures and transaction costs, net	(158)	3	(161)	(5,367)%
Litigation settlements (recoveries), net	(32)	3	(35)	(1,167)%
Other (income) expenses, net	(1)	6	(7)	(117)%
Total Operating Costs and Expenses	3,985	4,165	(180)

Income (Loss) Before Income Taxes	(127)	(25)	(102)
Income tax expense (benefit)	55	3	52
Net Income (Loss)	$(182)	$(28)	$(154)
Revenue
Revenue for 2022 decreased 7%, compared to the prior year. This is primarily due to lower federal stimulus revenue in the Government segment, lost business from prior years, the impact of the disposition of the Midas business, as well as negative foreign exchange translation impact, partially offset by higher interest rates positively impacting our BenefitWallet business, and the ramp of new business.
Cost of Services (excluding depreciation and amortization)
Cost of services for 2022 decreased 4%, compared to the prior year, mainly driven by lost business from prior years, the disposition of the Midas business, increased operational efficiency and favorable foreign exchange translation impact. The decrease in cost was less than the decrease in revenue due to lower federal stimulus revenue which had a higher margin.

CNDT 2022 Annual Report

Selling, General and Administrative (SG&A) (excluding depreciation and amortization)
SG&A for 2022 decreased 19%, compared to the prior year, driven by the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter, progress in our efficiency initiatives, most notably within shared technology infrastructure, as well as lower variable employee costs. The prior year also included $32 million of costs related to an abandonment of an internal project initiated in 2018. Refer to Note 6 – Land, Buildings, Equipment and Software, Net for additional information on the abandonment of the internal project and Note 16 – Contingencies and Litigation for additional information on the State of Texas matter.
Depreciation and Amortization
Depreciation and amortization for 2022 decreased 35%, compared to the prior year, primarily due to a portion of certain customer relationship intangible assets being fully amortized in the first quarter of 2022.
Restructuring and Related Costs
We engage in a series of restructuring programs related to downsizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Year Ended December 31,
(in millions, except headcount in whole numbers)	2022	2021
Severance and related costs	$14	$8
Data center consolidation	10	23
Termination and asset impairment costs	13	10
Total Net Current Period Charges	37	41
Consulting and other costs(1)	2	4
Restructuring and Related Costs	$39	$45
Reduction in headcount(2)	800	400
__________

(1)Represents professional support costs associated with certain strategic transformation programs.
(2)Relates to approximate headcount reductions worldwide associated with Severance and related costs
Refer to Note 9 – Restructuring Programs and Related Costs to the Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. On October 15, 2021, we completed the refinancing of our previously outstanding debt, which extended the maturity profile of our debt. The increase in Interest expense for 2022, compared to the prior year, was driven primarily by higher interest rates on our refinanced credit facilities, partially offset by a lower total outstanding debt balance. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information.
Goodwill Impairment
The goodwill impairment for 2022 related to the write-down of the carrying value of the Commercial reporting unit. Refer to Note 8 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for additional information.
(Gain) Loss on Divestitures and Transaction Costs
The divestiture of the Midas business in the first quarter of 2022 resulted in a pre-tax gain of $166 million. Additionally, professional fees and other costs related to certain consummated and non-consummated transactions considered by us are included in this financial statement line item.

CNDT 2022 Annual Report

Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for 2022 primarily consisted of $24 million of insurance recoveries recorded in the first quarter of 2022 related to the previously disclosed State of Texas matter. Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information.
Other (Income) Expenses, Net
Other (income) expenses, net for 2022 and 2021 primarily includes interest income on cash investments and foreign currency transaction losses (gains). 2021 also included an impairment loss on an equity investment.
Income Taxes
The 2022 effective tax rate was (43.9)%, compared to (9.7)% for 2021. The 2022 rate was negative and lower than the U.S. statutory rate of 21% due to pre-tax book loss and an increase in taxes due to the geographic mix of income, and non-deductible expenses primarily driven by book and tax basis differences in the Midas divestiture goodwill and the Commercial reporting unit goodwill impairment. The 2021 rate was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, valuation allowances, non-deductible expenses and tax settlement adjustments, partially offset by tax credits.
Excluding the impact of amortization, restructuring, the divestiture of the Midas business, insurance recoveries, goodwill impairment and discrete tax items, the normalized effective tax rate for 2022 was 34.3%. The 2021 rate was 26.6% excluding the impact of amortization, restructuring and discrete tax items. The increase in the normalized effective tax rate is primarily due to the mix of book pre-tax income weighted more heavily in 2022 towards foreign jurisdictions with higher tax rates and losses in jurisdictions with valuation allowances.
In recent years, government agencies and global organizations have had an increased focus on the issues of taxation of multinational corporations. During 2021, following a framework agreement reached between almost all member countries of the Organization for Economic Co-operation and Development (OECD) the OECD released rules around global taxation of the digital services businesses and a global minimum tax rate, commonly referred to as Pillar 1 and Pillar 2 of the Base Erosion and Profit Shifting (BEPS) initiative, respectively. Pillar 1 addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than historical “permanent establishment” concepts. Pillar 1 is directed at companies with revenues greater than 20 billion Euro and is not applicable to Conduent. Pillar 2 addresses the remaining BEPS risk of profit shifting to entities in low-tax jurisdictions by introducing a global minimum tax rate and a proposed withholding tax on certain base eroding payments. Pillar 2 may have limited application to Conduent, but we do not anticipate a material impact based on current guidance. On December 15, 2022, EU member states unanimously adopted the Minimum Tax Directive of Pillar 2. Member states have until December 31, 2023 to transpose the Minimum Tax Directive into national legislation.

CNDT 2022 Annual Report

Operations Review of Segments
Our financial performance is based on Segment Profit (Loss) and Segment Adjusted EBITDA for the following three segments:
•Commercial,
•Government, and
•Transportation.
Other includes our divestitures and our Student Loan business, which the Company exited in the third quarter of 2018.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.
The section below provides a comparative discussion of our financial performance by segment between the years ended December 31, 2022 and 2021. See Item 7. MD&A - Operations Review of Segments in our Annual Report on Form 10-K for the year ended December 31, 2021 for a comparative discussion of our consolidated results of operations by segment between 2021 and 2020.

CNDT 2022 Annual Report

Segment Performance Review

(in millions)	Commercial	Government	Transportation	Other		Unallocated Costs	Total
Year Ended Dec 31, 2022				Divestitures	Other
Total Revenue	$1,992	$1,150	$709	$7	$—	$—	$3,858
Segment profit (Loss)	$124	$294	$49	$2	$—	$(293)	$176
Adjusted EBITDA	$226	$331	$84	$2	$—	$(247)	$396

% of Total Revenue	51.6%	29.8%	18.4%	0.2%	—%	—%	100.0%
Adjusted EBITDA Margin	11.3%	28.8%	11.8%	28.6%	—%	—%	10.3%

Year Ended Dec 31, 2021
Total Revenue	$2,017	$1,307	$746	$70	$—	$—	$4,140
Segment profit (Loss)	$95	$409	$72	$32	$1	$(372)	$237
Adjusted EBITDA	$193	$437	$106	$39	$1	$(289)	$487

% of Total Revenue	48.7%	31.6%	18.0%	1.7%	—%	—%	100.0%
Adjusted EBITDA Margin	9.6%	33.4%	14.2%	55.7%	—%	—%	11.8%

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2022	2021	2020
Income (Loss) Before Income Taxes	$(127)	$(25)	$(139)
Reconciling items:
Amortization of acquired intangible assets	13	135	239
Restructuring and related costs	39	45	67
Interest expense	84	55	60
Loss on extinguishment of debt	—	15	—
Goodwill impairment	358	—	—
(Gain) loss on divestitures and transaction costs, net	(158)	3	17
Litigation settlements (recoveries), net	(32)	3	20
Other (income) expenses, net	(1)	6	1
Segment Pre-Tax Income (Loss)	$176	$237	$265
Segment depreciation and amortization	220	218	222
CA MMIS charge (credit)	—	—	(7)
Abandonment of internal project	—	32	—
Other adjustments	—	—	—
Adjusted EBITDA	$396	$487	$480
Commercial Segment
Revenue
Commercial revenue for 2022 decreased, compared to the prior year, due to the impact of our largest client normalizing to lower post pandemic call volumes, the merger of two of our clients resulting in lower volumes as well as unfavorable exchange rate movement, partially offset by higher interest rates positively impacting our BenefitWallet business, recognition of the revenue benefit associated with a minimum annual volume commitment contract with a large client and strong net new business ramp.

CNDT 2022 Annual Report

Segment Profit and Adjusted EBITDA
Increases in the Commercial segment profit and adjusted EBITDA for 2022, compared to the prior year, were mainly driven by higher interest rates positively impacting our BenefitWallet business, recognition of the revenue benefit associated with a minimum annual volume commitment contract with a large client, increased operational efficiency and expense reductions resulting from progress in our efficiency initiatives more than offsetting the dynamics of a challenging labor market in certain geographies. Revenue mix also had a slightly negative impact on segment margin where we had strong signings in our Customer Experience Management service solution, which has slightly lower margins.
Government Segment
Revenue
Government revenue for 2022 decreased, compared to the prior year, primarily driven by significantly lower federal stimulus revenue, while increases in volume, price and new business substantially offset lost business from prior years.
Segment Profit and Adjusted EBITDA
Decreases in the Government segment profit and adjusted EBITDA for 2022, compared to the prior year, were mainly driven by lower Federal stimulus revenue.
Transportation Segment
Revenue
Transportation revenue for 2022 decreased, compared to the prior year, driven by unfavorable exchange rate movement, particularly the Euro, slower implementation of new business contracts, and a one-time revenue benefit in the prior year period.
Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA for 2022 decreased, compared to the prior year, driven by a one-time item benefiting the prior year period, the impact of net new and lost business, as well as the impact of unfavorable exchange rate movement.
Other
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decline in revenue, segment profit and Adjusted EBITDA for 2022 was primarily due to the sale of the Midas business. The current year includes slightly more than one month of activity versus the prior year, which includes a full twelve months of activity.
Unallocated Costs
The decrease in segment loss is primarily due to a portion of the recovery of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas and shareholder matters which was allocated to SG&A, progress with our efficiency initiatives and lower variable employee costs, as well as $32 million of costs related to the abandonment of an internal project recorded in the prior year.
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

CNDT 2022 Annual Report

For the year ended December 31, 2022, the Company signed $732 million of new business ACV, up 1% from the prior year, primarily due to strong signings in Government Healthcare Solutions and Customer Experience Management being partially offset by $106 million of federal stimulus signings in the prior year.
For the year ended December 31, 2022, the Company signed $1,887 million of new business TCV, representing a 11% increase compared to the prior year. Renewal TCV for the year ended December 31, 2022 was $2,477 million, a decrease of 13% compared to the prior year due to timing on renewals; however the renewal rate for the year ended December 31, 2022 was consistent with the prior year.
The amounts in the following table exclude the impact of divestitures.

	Year Ended December 31,		2022 vs. 2021
(in millions)	2022(3)	2021(3)	$ Change	% Change
New business ACV	$732	$726	$6	1%

New business TCV	$1,887	$1,705	$182	11%
Renewals TCV	2,477	2,835	(358)	(13)%
Total Signings	$4,364	$4,540	$(176)	(4)%

New business annual recurring revenue (ARR) signings(1)	$403	$402	$1	—%
New business non-recurring revenue (NRR) signings(2)	$444	$351	$93	26%
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
(3)Adjusted to remove Midas new business signings. In addition, 2021 amounts have been revised to exclude a large client we no longer consider in these metrics.
The total new business pipeline at the end of December 31, 2022 and 2021 was $22.6 billion and $21.4 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR Activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)
December 31, 2022	$114
September 30, 2022	70
June 30, 2022	104
March 31, 2022	102
December 31, 2021	128

CNDT 2022 Annual Report

Capital Resources and Liquidity
As of December 31, 2022 and 2021, total cash and cash equivalents were $582 million (of which approximately $111 million was cash in foreign locations) and $415 million (of which approximately $132 million was cash in foreign locations), respectively. We also have a $550 million Revolving Credit Facility for our various cash needs, of which none has been utilized for borrowings and $2 million has been utilized for letters of credit as of December 31, 2022. On February 11, 2022, we repaid the then-outstanding borrowing under the Revolving Credit Facility of $100 million.
As of December 31, 2022, there was a total of $1,282 million of outstanding borrowings under our Term Loan A, Term Loan B and Senior Notes, of which $18 million was due within one year. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information regarding our debt.
In February 2019, we reached a settlement agreement and release with the State of Texas (State) and the Texas Department of Health and Human Services, which was amended in May 2019 (Texas Agreement). Pursuant to the terms of the Texas Agreement, the Company was required to pay the State $236 million, of which $118 million was paid in 2019 and the remaining $118 million was paid in January 2020.
In order to provide financial flexibility and finance certain investments and projects, we may continue to utilize external financing arrangements. However, we believe that our cash on hand, projected cash flow from operations, sound balance sheet and our Revolving Credit Facility will continue to provide sufficient financial resources to meet our expected business obligations for at least the next twelve months.
Cash Flow Analysis
The following summarizes our cash flows for the two years ended December 31, 2022, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,		Change
(in millions)	2022	2021	2022 vs. 2021
Net cash provided by (used in) operating activities	$144	$243	$(99)
Net cash provided by (used in) investing activities	173	(142)	315
Net cash provided by (used in) financing activities	(131)	(132)	1
Operating Activities
The net decline in cash flow provided by operating activities of $99 million was primarily attributable to lower Adjusted EBITDA, increases in equipment to support new business in our Transportation segment, higher income tax payments and higher cash interest payments, partially offset by improved accounts receivable Days Sales Outstanding (DSO) and the insurance recovery related to the previously disclosed State of Texas matter.
Investing Activities
The increase in cash provided by investing activities of $315 million was primarily due to the proceeds from the divestiture of the Midas business, partially offset by slightly increased spending related to modernizing our infrastructure and productivity tools.
Financing Activities
Financing activities for 2022 primarily reflect the repayment of the $100 million borrowed under the Revolving Credit Facility, normal scheduled debt repayments and dividends on our Series A Preferred Stock. Financing activities for 2021 primarily reflect the net activity related to our 2021 debt refinancing, payment of the previously outstanding $34 million of Senior Notes due 2024 and dividends on our Series A Preferred Stock, partially offset by the $100 million borrowed from the Revolving Credit Facility.

CNDT 2022 Annual Report

Sales of Accounts Receivable
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the years ended December 31, 2022, 2021 and 2020 was $54 million, $(10) million and $(22) million, respectively. The net impact from the sales of accounts receivable represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of collections prior to the end of the year.
Financial Instruments
Refer to Note 12 – Financial Instruments to the Consolidated Financial Statements for additional information.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $582 million as of December 31, 2022, along with cash generated by operations and amounts available for borrowing under our Revolving Credit Facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At December 31, 2022, our material cash requirements include the following contractual and other obligations.
Debt
As of December 31, 2022, we had total outstanding debt with floating and fixed rates totaling $1,335 million, of which $35 million was due within 12 months. Future interest payments associated with this debt, which has maturities through 2029, are forecast to be $543 million, of which $98 million is due within 12 months. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information.
Leases
In the normal course of business, we enter lease arrangements for certain equipment and facilities. As of December 31, 2022, total fixed lease payables were $271 million, of which $79 million was due within 12 months. Refer to Note 7 – Leases to the Consolidated Financial Statements for additional information.
Estimated Purchase Commitments
We have committed to purchasing certain materials and services to support our operations. The total of these commitments was $112 million as of December 31, 2022, of which $81 million is due within the next 12 months.
Additionally, subsequent to December 31, 2022, we have entered into certain long-term purchase commitments with a third-party technology vendor totaling approximately $309 million over the next 5 years, of which $62 million is due within the next 12 months.
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

CNDT 2022 Annual Report

Off-Balance Sheet Arrangements
As of December 31, 2022, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

CNDT 2022 Annual Report

On December 29, 2021, the Company signed a definitive agreement to sell its Midas Suite of Solutions (Midas business) to Symplr Software, Inc. This action was taken because of the Company's strategy to streamline its portfolio and its consideration of divestitures of select businesses to enhance shareholder and client value. As of December 31, 2021, the Company determined that this business met the conditions above to be classified as held for sale. Refer to Note 4 – Assets/Liabilities Held for Sale and Divestiture to the Consolidated Financial Statements for additional information.
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
Application of the interim and annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment of the fair value of each reporting unit. We currently have three reporting units which correlate to our three reportable segments: Commercial, Government and Transportation.
As of January 1, 2022, we underwent an internal reorganization in our Commercial reportable segment resulting in the previous four Commercial operating segments being combined into one single operating segment and reporting unit, led by a single segment manager.
We considered the reorganization in the first quarter of 2022 a triggering event and performed an interim qualitative goodwill impairment assessment of the reporting units before and after the reorganization and concluded no impairment existed at the time of the change.
Additionally, as part of the reorganization in the first quarter of 2022, certain clients were reassigned from the Government reportable segment to the Commercial reportable segment. This change resulted in less than 1% of goodwill being reallocated between the reporting units within the two reportable segments.
Our annual quantitative impairment test of goodwill was performed as of October 1, 2022.
Goodwill is tested for impairment using a qualitative assessment and/or a quantitative assessment. In our quantitative assessment, we estimate the fair value of each reporting unit by weighting the results from the Income Approach (discounted cash flow methodology) and Market Approach. The Income Approach utilizes a discounted cash flow analysis based upon the forecasted future business results of its reporting units. The Market Approach utilizes the guideline public company method. These valuation approaches require significant judgment and consider several factors that include, but are not limited to, expected future cash flows, growth rates and discount rates and comparable multiples from publicly traded companies in our industry. In addition, we are required to make certain assumptions and estimates regarding the current economic environment, industry factors and the future profitability of our businesses.

CNDT 2022 Annual Report

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
We believe these assumptions are appropriate and reflect our forecasted long-term business model and consider our historical results as well as the current economic environment and markets that we serve. The most significant assumptions used in the goodwill analysis relate to revenue growth rates, discount rate and long-term organic growth rate for the Commercial reporting unit and discount rates and long-term organic growth rates for the Government and Transportation reporting units.
Based on our quantitative assessments, we concluded that the fair value of our reporting units exceeded their respective carrying values and, accordingly, we did not record any goodwill impairment charge as a result of our annual quantitative impairment test of goodwill as of October 1, 2022. If we used different assumptions for revenue growth rates, discount rates or long-term organic growth rates in these annual assessments, our calculated fair values of our reporting units could be higher or lower which could result in a goodwill impairment.
After completing the annual impairment test, the Commercial reporting unit experienced lower than expected new customer contract signings (all subsequent to November 1, 2022), and an unexpected softening of the future business pipeline for certain solutions. Management believed these were driven by macroeconomic conditions present in the fourth quarter of 2022. The combination of these factors led management, in December 2022, to review the Commercial reporting unit and further evaluate the portfolio. These factors triggered the need for management to perform a goodwill impairment assessment for this reporting unit as of December 31, 2022, which resulted in a pre-tax impairment charge of $358 million.
In connection with the Commercial reporting unit impairment assessment, we first performed a recoverability assessment of long-lived assets and concluded that such assets were not impaired.
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
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $239 million and $265 million had valuation allowances of $102 million and $82 million at December 31, 2022 and 2021, respectively.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $12 million, $23 million and $23 million at December 31, 2022, 2021 and 2020, respectively.

CNDT 2022 Annual Report

Refer to Note 15 – Income Taxes to the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.
Loss Contingencies
We are currently involved in various claims and legal proceedings. At least quarterly, we review the status of each significant matter and assess its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. The estimated losses are recorded within Litigation settlements (recoveries), net in the Company's income statement. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. These revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position. Our policy is to expense legal defense costs related to such matters as incurred. These costs are recorded within Selling, general and administrative expenses in the Company's income statement. Any insurance recoveries for litigation settlements and defense costs are recorded when such recoveries are deemed probable and collectability is reasonably assured. Such recoveries are recorded in the same financial statement line as the related costs to which the recoveries relate.
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

CNDT 2022 Annual Report

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
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2022, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2022. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2022 would have an impact on our cumulative translation adjustment portion of equity of approximately $75 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $752 million at December 31, 2022.
Interest Rate Risk Management
The consolidated weighted-average interest rates related to our total debt for 2022 approximated 4.97% for 2021 Term A Loan due 2026, 6.42% for 2021 Term B Loan due 2028, 6.15% for 2021 Senior Notes due 2029 and 7.00% for finance lease obligations. As of December 31, 2022, we did not have any borrowings outstanding under our 2021 Revolving Credit Facility maturing 2026. As of December 31, 2022, $762 million of our total debt of $1,335 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2022, a 10% increase in market interest rates would decrease the fair values of such financial instruments by approximately $21 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by approximately $22 million.

CNDT 2022 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Conduent Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Conduent Incorporated and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

CNDT 2022 Annual Report

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
Goodwill Impairment Assessments – Commercial Reporting Unit
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $955 million as of December 31, 2022. The goodwill associated with the Commercial reporting unit was $287 million. Management tests goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. Management performed the annual goodwill impairment test as of October 1, 2022. Impairment testing for goodwill is done at the reporting unit level. The fair value of the reporting unit is determined utilizing a combination of both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis based upon the forecasted future business results of the reporting unit. The market approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. After completing the annual impairment test, which did not identify any goodwill impairment, the Commercial reporting unit experienced lower than expected new customer contract signings (all subsequent to November 1, 2022), and an unexpected softening of the future business pipeline for certain solutions. Management believed these were driven by macroeconomic conditions present in the fourth quarter of 2022. The combination of these factors led management, in December 2022, to review the Commercial reporting unit and further evaluate the portfolio. These factors triggered the need for management to perform a goodwill impairment assessment for this reporting unit as of December 31, 2022, which resulted in a pre-tax impairment charge of $358 million. As disclosed by management, the most significant assumptions used in the goodwill impairment assessment relate to revenue growth rates, the discount rate and the long-term organic growth rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the Commercial reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the Commercial reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, the discount rate and the long-term organic growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s goodwill impairment assessments, including controls over the determination of the fair value of the Commercial reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the Commercial reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, the discount rate and the long-term organic growth rate. Evaluating management’s significant assumptions related to revenue growth rates and the long-term organic growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Commercial reporting unit; (ii) the consistency with external market and industry data;

CNDT 2022 Annual Report

and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analysis and (ii) the reasonableness of the long-term organic growth rate and the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 22, 2023

We have served as the Company’s auditor since 2016.

CNDT 2022 Annual Report

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

CNDT 2022 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2022	2021	2020
Revenue	$3,858	$4,140	$4,163
Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	3,018	3,138	3,209
Selling, general and administrative (excluding depreciation and amortization)	440	544	468
Research and development (excluding depreciation and amortization)	7	4	1
Depreciation and amortization	230	352	459
Restructuring and related costs	39	45	67
Interest expense	84	55	60
Loss on extinguishment of debt	—	15	—
Goodwill impairment	358	—	—
(Gain) loss on divestitures and transaction costs, net	(158)	3	17
Litigation settlements (recoveries), net	(32)	3	20
Other (income) expenses, net	(1)	6	1
Total Operating Costs and Expenses	3,985	4,165	4,302
Income (Loss) Before Income Taxes	(127)	(25)	(139)
Income tax expense (benefit)	55	3	(21)
Net Income (Loss)	$(182)	$(28)	$(118)

Net Income (Loss) per Share:
Basic	$(0.89)	$(0.18)	$(0.61)
Diluted	$(0.89)	$(0.18)	$(0.61)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2022 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net Income (Loss)	$(182)	$(28)	$(118)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(41)	(31)	8
Unrecognized gains (losses), net	(1)	(1)	—
Changes in benefit plans, net	5	1	1
Other Comprehensive Income (Loss), Net	(37)	(31)	9

Comprehensive Income (Loss), Net	$(219)	$(59)	$(109)
__________
(1)All amounts are net of tax. Tax effects were immaterial. Refer to Note 19 – Other Comprehensive Income (Loss) for information about pre-tax amounts.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2022 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2022	2021
Assets
Cash and cash equivalents	$582	$415
Accounts receivable, net	630	699
Assets held for sale	—	184
Contract assets	171	154
Other current assets	242	228
Total current assets	1,625	1,680
Land, buildings and equipment, net	266	281
Operating lease right-of-use assets	197	231
Intangible assets, net	39	52
Goodwill	955	1,339
Other long-term assets	489	453
Total Assets	$3,571	$4,036
Liabilities and Equity
Current portion of long-term debt	$35	$30
Accounts payable	228	198
Accrued compensation and benefits costs	197	243
Unearned income	81	82
Liabilities held for sale	—	29
Other current liabilities	382	443
Total current liabilities	923	1,025
Long-term debt	1,277	1,383
Deferred taxes	83	75
Operating lease liabilities	160	184
Other long-term liabilities	69	95
Total Liabilities	2,512	2,762

Contingencies (See Note 16)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,924	3,910
Retained earnings (deficit)	(2,543)	(2,351)
Accumulated other comprehensive loss	(466)	(429)
Total Equity	917	1,132
Total Liabilities and Equity	$3,571	$4,036

Shares of common stock issued and outstanding	218,348	215,381
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2022 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(182)	$(28)	$(118)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	230	352	459
Contract inducement amortization	3	1	2
Goodwill impairment	358	—	—
Write-off of implementation costs	—	28	—
Deferred income taxes	9	(21)	(21)
(Gain) loss from investments	—	5	(3)
Amortization of debt financing costs	4	6	7
Loss on extinguishment of debt	—	15	—
(Gain) loss on divestitures and sales of fixed assets, net	(165)	1	6
Stock-based compensation	21	21	20
Allowance for credit losses	—	1	2
Changes in operating assets and liabilities:
Accounts receivable	54	(45)	(14)
Other current and long-term assets	(123)	(44)	(36)
Accounts payable and accrued compensation and benefits costs	(10)	23	39
Other current and long-term liabilities	(44)	(68)	(174)
Net change in income tax assets and liabilities	(11)	(4)	(8)
Net cash provided by (used in) operating activities	144	243	161
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(92)	(80)	(76)
Cost of additions to internal use software	(61)	(67)	(63)
Proceeds from divestitures	326	5	5
Net cash provided by (used in) investing activities	173	(142)	(134)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	—	100	150
Payments on revolving credit facility	(100)	—	(150)
Proceeds from the issuance of debt, net	13	1,299	5
Payments on debt	(33)	(1,500)	(55)
Debt issuance costs	—	(9)	—
Premium on debt redemption	—	(2)	—
Payment of contingent consideration related to acquisition	—	—	(4)
Taxes paid for settlement of stock-based compensation	(1)	(10)	(10)
Dividends paid on preferred stock	(10)	(10)	(10)
Net cash provided by (used in) financing activities	(131)	(132)	(74)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(7)	—
Increase (decrease) in cash, cash equivalents and restricted cash	178	(38)	(47)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	420	458	505
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$598	$420	$458
 ___________
(1)Includes $16 million, $5 million and $8 million of restricted cash as of the years ended December 31, 2022, 2021 and 2020, respectively, that was included in Other current assets on their respective Consolidated Balance Sheets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2022 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Conduent Shareholders’ Equity
Balance at December 31, 2019	$2	$3,890	$(2,185)	$(407)	$1,300
Dividend - preferred stock, $80/per share	—	—	(10)	—	(10)
Stock incentive plans, net	—	9	—	—	9
Comprehensive Income (Loss):
Net Loss	—	—	(118)	—	(118)
Other comprehensive income (loss), net	—	—	—	9	9
Total Comprehensive Income (Loss), Net	—	—	(118)	9	(109)
Balance at December 31, 2020	$2	$3,899	$(2,313)	$(398)	$1,190
Dividend - preferred stock, $80/per share	—	—	(10)	—	(10)
Stock incentive plans, net	—	11	—	—	11
Comprehensive Income (Loss):
Net Loss	—	—	(28)	—	(28)
Other comprehensive income (loss), net	—	—	—	(31)	(31)
Total Comprehensive Income (Loss), Net	—	—	(28)	(31)	(59)
Balance at December 31, 2021	$2	$3,910	$(2,351)	$(429)	$1,132
Dividend - preferred stock, $80/per share	—	—	(10)	—	(10)
Stock incentive plans, net	—	14	—	—	14
Comprehensive Income (Loss):
Net Loss	—	—	(182)	—	(182)
Other comprehensive income (loss), net	—	—	—	(37)	(37)
Total Comprehensive Income (Loss), Net	—	—	(182)	(37)	(219)
Balance at December 31, 2022	$2	$3,924	$(2,543)	$(466)	$917
 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2022 Annual Report

CONDUENT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. As a global technology-led business process solutions company, Conduent delivers mission-critical services and solutions on behalf of businesses and governments to create exceptional outcomes for our clients and the millions of people who count on them. Through people, process, expertise, analytics and automation, our services and solutions create value by elevating customer experiences, increasing efficiencies and reducing costs. Eighty percent of Fortune 100 companies and over 600 government and transportation agencies depend on us each day as their trusted partner to manage their business processes and end-user interactions.
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
The Company has evaluated subsequent events through February 22, 2023.
Conduent's common stock began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the Nasdaq Global Select Market (Nasdaq), where it remains listed under the ticker "CNDT".
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
As of December 31, 2022, the effects of global macroeconomic and geopolitical uncertainty, including COVID-19 pandemic related factors, on the Company's business, results of operations and financial condition continue to evolve. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.
New Accounting Standards
The Company has considered all recent accounting standards issued, but not yet effective, and does not expect any to have a material impact on the Company's Consolidated Financial Statements.
Recently Adopted Accounting Standards
The Company did not adopt any new accounting standards in 2022 that had a material impact on its Consolidated Financial Statements.

CNDT 2022 Annual Report

Summary of Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds and investments with original maturities of three months or less.
Receivable Sales
In 2022, 2021 and 2020, the Company sold certain accounts receivable and derecognized the corresponding receivable balance. Refer to Note 5 – Accounts Receivable, Net for more details on the Company's receivable sales.
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
On December 29, 2021, the Company signed a definitive agreement to sell its Midas Suite of Solutions (Midas business) to Symplr Software, Inc. This action was taken because of the Company's strategy to streamline its portfolio and its consideration of divestitures of select businesses to enhance shareholder and client value. As of December 31, 2021, the Company determined that this business met the conditions discussed above to be classified as held for sale.
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

CNDT 2022 Annual Report

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
In the fourth quarter of 2021, the Company wrote-off approximately $28 million of previously capitalized implementation costs. There were no such write-offs in either 2022 or 2020. Refer to Note 6 – Land, Buildings, Equipment and Software, Net for further information.
Leases
The Company determines if an arrangement is a lease at the inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company has operating and finance leases for real estate and equipment. Operating leases are included in Operating lease ROU assets, Other current liabilities, and Operating lease liabilities in the Company's Consolidated Balance Sheets. Finance leases are included in Land, buildings and equipment, net, Current portion of long-term debt, and Long-term debt in the Company's Consolidated Balance Sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of lease payments over the lease term using the Company’s incremental borrowing rates as the Company's leases generally do not provide an implicit rate. The incremental borrowing rate represents an estimate of the interest rate that the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment.
The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option based on economic factors. The Company recognizes operating fixed lease expense and finance lease depreciation on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Leases with an initial term of one year or less are expensed on a straight-line basis over the lease term. The Company accounts for lease and non-lease components separately for its equipment leases, based on the estimated standalone price of each component, and combines lease and non-lease components for its real estate leases.
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

CNDT 2022 Annual Report

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
Refer to Note 16 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information regarding loss contingencies.
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
The Company tests goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. Impairment testing for goodwill is done at the reporting unit level. Goodwill is tested for impairment using a qualitative and/or quantitative assessment. For the quantitative assessment, the Company determines the fair value of its reporting units utilizing a combination of both an Income Approach and a Market Approach. The Income Approach utilizes a discounted cash flow analysis based upon the forecasted future business results of its reporting units. The Market Approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
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

CNDT 2022 Annual Report

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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Reform). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI were recognized for the year ended December 31, 2022.
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
Once the Company determines the performance obligations, the Company determines the transaction price, which is based on fixed and/or variable consideration. Typical forms of variable consideration include variable pricing based on the number of transactions processed or usage-based pricing arrangements. Variable consideration is also present in the form of volume discounts, tiered and declining pricing, penalties for service level agreements, performance bonuses and credits. In circumstances where the Company meets certain requirements to allocate variable consideration to a distinct service within a series of related services, it allocates variable consideration to each distinct period of service within the series. In limited circumstances, if the Company does not meet those requirements, it includes an estimate of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines standalone selling prices based on the prices charged to customers or by using expected cost plus a reasonable margin.
The Company typically satisfies its performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because the nature of the Company’s promise is a stand-ready service and efforts are expended evenly throughout the period. In limited circumstances, such as contracts for

CNDT 2022 Annual Report

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
Refer to Note 2 – Revenue for further discussion.
Note 2 – Revenue
Disaggregation of Revenue
During the first quarter of 2022, certain clients were reclassified from the Government segment to the Commercial segment. Additionally, revenue for the Midas business divested in the first quarter of 2022 has been reclassified from the Commercial segment to the Divestitures segment. These changes have no impact on the timing of revenue recognition. All prior periods presented have been revised to reflect these changes.
The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 3 – Segment Reporting for additional information on the Company's reportable segments.

CNDT 2022 Annual Report

	Year Ended December 31,
(in millions)	2022	2021	2020
Commercial:
Customer experience management	$636	$629	$648
Business operations solutions	553	567	566
Healthcare claims and administration solutions	368	367	361
Human capital solutions	435	454	529
Total Commercial	1,992	2,017	2,104
Government:
Government healthcare solutions	589	576	603
Government services solutions	561	731	665
Total Government	1,150	1,307	1,268
Transportation:
Road usage charging & management solutions	328	327	318
Transit solutions	226	262	248
Curbside management solutions	85	82	72
Public safety solutions	62	67	73
Commercial vehicles	8	8	8
Total Transportation	709	746	719
Other:
Divestitures	7	70	72
Total Other	7	70	72
Total Consolidated Revenue	$3,858	$4,140	$4,163

Timing of Revenue Recognition:
Point in time	$115	$111	$110
Over time	3,743	4,029	4,053
Total Revenue	$3,858	$4,140	$4,163

The Company's contracts with customers are broadly similar in nature throughout the Company's major service offerings. The following is a description of the major service offerings:
Customer Experience Management: The Company delivers a full range of omni-channel customer contact services and customer communications, including customer care, technical support, loyalty management, and outbound and inbound sales. The Company creates better experiences across the customer lifecycle through a variety of channels including social media, chat, email, voice and virtual agent to help customers where and how they want to engage.
Business Operations Solutions: The Company helps its clients transform business processes and drive efficiency, automation and scale across essential business functions. The Company streamlines mission-critical operations through its deep industry experience, understanding of its clients’ operations and the latest technology solutions, to reduce costs, improve security and accuracy and enable revenue growth, while enhancing the end-user experience. The Company's portfolio of solutions spans automated document and data management, payments processing, finance, accounting, and procurement and financial industry solutions.
Healthcare Claims and Administration Solutions: The Company delivers administration, clinical support, bill review and medical management solutions across the health ecosystem to reduce costs, increase compliance and enhance utilization, while improving health outcomes and experience for members and patients. The Company's solutions span: trials, sales, access, and adherence to pharmaceutical clients; medical bill review, claim processing, care integration, subrogation and payment integrity solutions to managed care companies; and workers compensation medical bill review, intake mailroom/data capture and medical management services to claims payers and third-party administrators.
Human Capital Solutions: The Company provides services to support its clients' employees at all stages of their employment from on-boarding through retirement. The Company's solutions span Health Savings Account

CNDT 2022 Annual Report

Solutions, Benefits Administration Solutions, Human Resources (HR) and Payroll Solutions, and Learning Solutions. On behalf of global organizations and governments, the Company delivers mission-critical, technology-led HR services and solutions that improve business processes across the employee journey to maximize business performance, while increasing employee satisfaction, engagement, and overall well-being. These solutions span health, benefits, payroll, onboarding and learning administration, annual enrollment, wealth and retirement, HR, talent, and workforce management.
Government Healthcare Solutions: The Company provides mission-critical program administration solutions for State Medicaid and federally-funded healthcare programs. The Company's services include a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, customer contact services, application processing, premium billing, and case management solutions.
Government Services Solutions: The Company is a leader in government payment disbursements for federally sponsored programs including Supplemental Nutrition Assistance Program (SNAP), and Women, Infant and Children (WIC) as well as government-initiated cash disbursements including child support and Unemployment Insurance (UI). The Company also offers a broad set of child support services predominately to State Disbursement Units (SDUs), including processing and distributing payment, child support payment cards, childcare credentialing, and case management, among others, to help states comply with federal standards.
Road Usage Charging & Management Services: The Company's electronic tolling, urban congestion management and mileage-based user solutions help its clients get travelers to where they need to go while generating revenue for infrastructure improvements. The Company's solutions include vehicle passenger detection systems, electronic toll collection, automated license plate recognition and congestion management solutions.
Transit Solutions: For train, bus, subway, metro and other transit travelers, the Company helps make journeys more personalized and convenient while increasing capacity and profitability for authorities and agencies. The Company combines fare collection and intelligent mobility to provide clients with the added efficiency of a single point of management for all transit solutions.
Curbside Management Solutions: The Company delivers intelligent curbside management systems that simplify parking programs and deliver convenient and hassle-free experiences for drivers. The Company's curbside solutions include citation and permit administration, parking enforcement and curbside demand management.
Public Safety Solutions: The Company provides data analytics, automated photo enforcement and other public safety solutions to make streets and communities safer. Photo enforcement systems include red light, fixed and mobile speed, school bus, work zone, school zone, bus lane, high occupancy and other forms of photo enforcement systems.
Commercial Vehicles: The Company provides computer-aided dispatch/automatic vehicle location technology to help clients manage their fleet operations.
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

CNDT 2022 Annual Report

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	December 31, 2022	December 31, 2021
Contract Assets (Unearned Income)
Current contract assets	$171	$154
Long-term contract assets(1)	12	8
Current unearned income	(81)	(82)
Long-term unearned income(2)	(42)	(48)
Net Contract Assets	$60	$32
Accounts receivable, net	$630	$699
__________
(1)Presented in Other long-term assets in the Consolidated Balance Sheets
(2)Presented in Other long-term liabilities in the Consolidated Balance Sheets

Revenues of $76 million and $107 million were recognized during the years ended December 31, 2022 and 2021, respectively, related to the Company's unearned income at December 31, 2021 and December 31, 2020. Additionally, the Company recognized $7 million of revenue related to the unearned income of the divested Midas business for the year ended December 31, 2022. Such amount was included in Liabilities Held for Sale on the December 31, 2021 consolidated balance sheet. The Company had no material asset impairment charges related to contract assets for the year ended December 31, 2022.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at December 31, 2022, was approximately $1.1 billion. The Company expects to recognize approximately 75% of this revenue over the next 2 years and the remainder thereafter.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. The net book value of these costs, which was $24 million and $25 million as of December 31, 2022 and 2021, respectively, are included in Other long-term assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. These costs are amortized in Depreciation and amortization over the term of the contract or the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.
In addition, the Company may provide inducement payments to secure customer contracts. These inducement payments are capitalized and amortized as a reduction of revenue over the term of the customer contract. The net book value of these costs totaled $28 million and $19 million as of December 31, 2022 and 2021, respectively, and are included in Other long-term assets.
Also, the Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. The net book value of these costs, which comprise set-up/transition activities, was $30 million and $29 million as of December 31, 2022 and 2021, respectively, and are classified in Other long-term assets. Contract fulfillment costs are expensed to Depreciation and amortization as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.
These costs are periodically reviewed for impairment.
The amortization of costs incurred to obtain and fulfill a contract, excluding contract inducements, for the years ended December 31, 2022, 2021 and 2020, were $34 million, $39 million and $41 million, respectively.

CNDT 2022 Annual Report

The expected amortization expense for the next five years and thereafter for these costs to obtain and fulfill a contract is as follows:

2023	2024	2025	2026	2027	Thereafter
$27	$15	$11	$8	$5	$16

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
In the first quarter of 2022, the Company realigned certain clients between reportable segments to reflect how the Company currently manages its business. Certain clients were reclassified from the Government reportable segment to the Commercial reportable segment to align with a product view of the business. Additionally, in the first quarter of 2022, in order to provide greater visibility into the profitability of the Company's segments, certain real estate costs that were previously included in Unallocated Costs have been allocated to each of the reportable segments.
As described in Note 4 – Assets/Liabilities Held for Sale and Divestiture, the Company sold its Midas Suite of patient safety, quality and advanced analytics solutions (Midas business) to a third party in the first quarter of 2022. Accordingly, the results of this disposed business, which had previously been reported in the Commercial segment have been reclassified to the Divestitures segment.
All prior periods presented have been recast to reflect these changes.
The Company's financial performance is based on Segment Profit/(Loss) for its three reportable segments (Commercial, Government and Transportation), Other and Unallocated Costs. The Company's CODM does not evaluate operating segments using discrete asset information.
•Commercial: The Commercial segment provides business process services and customized solutions to clients in a variety of commercial industries. Across the Commercial segment, the Company operates on its clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for the Company's clients and their consumers and employees.
•Government: The Government segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance, health services, program administration, transaction processing and payment services. The solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.
•Transportation: The Transportation segment provides systems, support, and revenue-generating solutions, to government transportation agency clients. The Company delivers mission-critical public safety, mobility and digital payment solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers and have a positive impact on the environment.
Other includes the Company's divestitures and the Student Loan business, which the Company exited in the third quarter of 2018.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.

CNDT 2022 Annual Report

Selected financial information for the Company's reportable segments was as follows:

	Year Ended December 31,
(in millions)	Commercial	Government	Transportation	Other		Unallocated Costs	Total
2022				Divestitures	Other
Revenue	$1,992	$1,150	$709	$7	$—	$—	$3,858
Segment profit (loss)	$124	$294	$49	$2	$—	$(293)	$176

2021
Revenue	$2,017	$1,307	$746	$70	$—	$—	$4,140
Segment profit (loss)	$95	$409	$72	$32	$1	$(372)	$237

2020
Revenue	$2,104	$1,268	$719	$72	$—	$—	$4,163
Segment profit (loss)	$98	$375	$82	$33	$9	$(332)	$265
The following is a reconciliation of segment profit (loss) to income (loss) before income taxes:

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2022	2021	2020
Income (Loss) Before Income Taxes	$(127)	$(25)	$(139)
Reconciling items:
Amortization of acquired intangible assets	13	135	239
Restructuring and related costs	39	45	67
Interest expense	84	55	60
Loss on extinguishment of debt	—	15	—
Goodwill impairment	358	—	—
(Gain) loss on divestitures and transaction costs, net	(158)	3	17
Litigation settlements (recoveries), net	(32)	3	20
Other (income) expenses, net	(1)	6	1
Segment Profit (Loss)	$176	$237	$265
Refer to Note 2 – Revenue for additional information on disaggregated revenues of the reportable segments.
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
(in millions)	2022	2021	2020	2022	2021
United States	$3,473	$3,712	$3,748	$638	$651
Europe	328	368	357	39	39
Other areas	57	60	58	86	96
Total Revenues and Long-Lived Assets	$3,858	$4,140	$4,163	$763	$786
__________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net, (iii) Product software, net and (iv) Operating lease right-of-use assets.

Note 4 – Assets/Liabilities Held for Sale and Divestiture
Assets/Liabilities Held for Sale
As of December 31, 2021, the sale of the Midas business to Symplr Software, Inc. had not yet closed. Accordingly, the assets and liabilities of this portfolio, collectively referred to as the Disposal Group, were reclassified as held for sale and measured at the lower of carrying value or fair value less costs to sell. As described below, the sale closed in the first quarter of 2022 and the assets and liabilities held for sale have been removed from the Company's Consolidated Balance Sheets.

CNDT 2022 Annual Report

Divestiture
On February 8, 2022, the Company completed the sale of its Midas business to Symplr Software, Inc. The Company received $322 million of cash consideration for this divestiture. The divestiture generated a pre-tax gain of $166 million, which is included in (Gain) loss on divestitures and transaction costs, net. The Company recorded approximately $62 million of income taxes in connection with the divestiture. The revenue generated by this business was $7 million, $70 million and $72 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 5 – Accounts Receivable, Net
The Accounts receivable, net balance of $630 million and $699 million at December 31, 2022 and 2021, respectively, included allowance for credit losses of $0 million and $0 million at December 31, 2022 and 2021, respectively.
The Company enters into factoring agreements in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to third-party financial institutions. During the third quarter of 2022, the Company replaced its previously outstanding factoring agreements with an agreement with a new third-party financial institution with substantially equivalent terms. The transactions under this agreement are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over, and risk related to, the receivables to the buyers. Cash proceeds from this arrangement are included in cash flow from operating activities in the Consolidated Statements of Cash Flows.
Accounts receivable sales for the years ended December 31, 2022 and 2021 were $507 million and $422 million, respectively.
Note 6 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net was as follows:

	Estimated Useful Lives	December 31,
(in millions except as noted)	(Years)	2022	2021
Land		$1	$1
Building and building equipment	25 to 50	7	7
Leasehold improvements	Varies	236	250
IT, other equipment and office furniture	3 to 15	896	883
Other	4 to 20	3	3
Construction in progress		39	49
Subtotal		1,182	1,193
Accumulated depreciation		(916)	(912)
Land, Buildings and Equipment, Net		$266	$281
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $111 million, $116 million and $125 million, respectively.

CNDT 2022 Annual Report

Internal Use and Product Software
Internal use and Product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Internal use and Product software as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2022	2021	2020
Internal use software	$61	$65	$63
Product software	39	45	36

	December 31,
(in millions)	2022	2021
Internal use software, at cost	$621	$563
Accumulated amortization	(432)	(382)
Internal use software, net	$189	$181

Product software, at cost	$207	$171
Accumulated amortization	(97)	(78)
Product software, net	$110	$93

Useful lives of our Internal use and Product software generally vary from one to seven years. Amortization expense for Internal use and Product software for the years ended December 31, 2022, 2021 and 2020 was $71 million, $62 million and $54 million, respectively.
Cloud Computing Arrangements
Cloud computing implementation costs are included in Other current assets and Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Cloud computing implementation costs as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2022	2021	2020
Cloud computing implementation costs	$1	$6	$3

(in millions)	December 31,
Capitalized Costs, Net	2022	2021
Cloud computing implementation costs, at cost	$54	$53
Impairment charges	—	(28)
Accumulated impairment charges	(28)	—
Accumulated amortization	(17)	(11)
Cloud computing implementation costs, net(1)	$9	$14
__________
(1)Refer to Note 10 – Supplementary Financial Information for additional information on the current and long-term portions of this asset.
Useful lives of Cloud computing implementation costs are three to five years. Amortization expense for Cloud computing implementation costs for the years ended December 31, 2022, 2021 and 2020 were $6 million, $2 million and $4 million, respectively. As a result of the Company’s decision in the fourth quarter of 2021 to abandon an internal project, the Company wrote-off $28 million of its previously capitalized implementation costs. Additionally, in connection with the abandonment of this project, the Company accrued $4 million of charges related to remaining hosting fees that would have continued to be incurred without any economic benefit. The write-off and remaining hosting fee charges are included in Selling, general and administrative on the Consolidated Statements of Income (Loss).

CNDT 2022 Annual Report

Note 7 - Leases
The Company has entered into non-cancelable operating and finance leases primarily for office space and equipment with lease terms that range from less than one year to 21 years.
The components of lease costs were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Finance Lease Costs:
Amortization of right of use assets	$10	$10	$8
Interest on lease liabilities	1	1	1
Total Finance Lease Costs	$11	$11	$9
Operating lease costs:
Base rent	$79	$85	$95
Short-term lease costs	4	4	5
Variable lease costs(1)	24	23	26
Sublease income	(1)	(1)	(3)
Total Operating Lease Costs	$106	$111	$123
__________
(1)Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93	$99	$117
Operating cash flows from finance leases	1	1	1
Total Cash Flow from Operating Activities	$94	$100	$118

Financing cash flow from finance leases	$10	$9	$11

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$43	$68	$73
Finance leases	$14	$5	$14

CNDT 2022 Annual Report

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2022	2021
Operating lease assets:
Operating lease right-of-use assets	$197	$231
Operating lease liabilities:
Other current liabilities	$57	$71
Operating lease liabilities	160	184
Total Operating Lease Liabilities	$217	$255

Finance lease assets:
Land, buildings and equipment, net	$19	$17
Finance lease liabilities:
Current portion of long-term debt	$10	$8
Long-term debt	10	8
Total Finance Lease Liabilities	$20	$16
The weighted average discount rates and weighted average remaining lease terms for operating and finance leases as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average discount rates	6.3%	7.0%	5.8%	5.0%
Weighted average remaining lease term (in years)	4	2	5	3
Maturities of operating and finance lease liabilities as of December 31, 2022 were as follows:

	December 31, 2022
(in millions)	Operating Lease Payments	Finance Lease Payments
2023	$68	$11
2024	56	6
2025	46	2
2026	35	1
2027	25	1
Thereafter	20	—
Total undiscounted lease payments	250	21
Less imputed interest	33	1
Present value of lease liabilities	$217	$20

As of December 31, 2022, the Company had entered into additional operating lease agreements for real estate and equipment totaling $4 million and an additional finance lease agreement for equipment of $5 million, which have not commenced and have not been recognized on the Company's Consolidated Balance Sheet. The leases are expected to commence in 2023 with average lease terms of 4 years and 5 years, respectively.

CNDT 2022 Annual Report

Note 8 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial	Government	Transportation	Total
Balance at December 31, 2020	$837	$623	$68	$1,528
Foreign currency translation	(14)	(6)	(7)	(27)
Assets Held For Sale	(162)	—	—	(162)
Balance at December 31, 2021	$661	$617	$61	$1,339
Foreign currency translation	(20)	(2)	(4)	(26)
Impairment	(358)	—	—	(358)
Transfer of goodwill between segments	4	(4)	—	—
Balance at December 31, 2022	$287	$611	$57	$955

Gross goodwill	$2,198	$1,365	$637	$4,200
Accumulated impairment	(1,911)	(754)	(580)	(3,245)
Balance at December 31, 2022	$287	$611	$57	$955
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
Additionally, as part of the reorganization in the first quarter of 2022, certain clients were reassigned from the Government reportable segment to the Commercial reportable segment. This change resulted in less than 1% of goodwill being reallocated between the reporting units within the two reportable segments.
The Company performed its annual goodwill impairment test as of October 1, 2022. This testing did not identify any goodwill impairment and, accordingly, no impairment charge was recorded.
Impairment Charge
After completing the annual impairment test, the Commercial reporting unit experienced lower than expected new customer contract signings (all subsequent to November 1, 2022), and an unexpected softening of the future business pipeline for certain solutions. Management believed these were driven by macroeconomic conditions present in the fourth quarter of 2022. The combination of these factors led management, in December 2022, to review the Commercial reporting unit and further evaluate the portfolio. These factors triggered the need for management to perform a goodwill impairment assessment for this reporting unit as of December 31, 2022, which resulted in a pre-tax impairment charge of $358 million.
The fair values of the goodwill impairment charge were estimated based on a determination of the implied fair value of goodwill, leveraging the results from the Income Approach and Market Approach, and are designated as level 3 of the fair value hierarchy.
In connection with the Commercial reporting unit impairment assessment, the Company first performed a recoverability assessment of long-lived assets and concluded that such assets were not impaired.

CNDT 2022 Annual Report

Intangible Assets, Net
Net intangible assets were $39 million at December 31, 2022 of which $37 million, $2 million and $0 million relate to the Company's Commercial, Government and Transportation segments, respectively. Intangible assets were comprised exclusively of Customer relationships as follows:

		December 31, 2022			December 31, 2021
(in millions, except years)	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Total Intangible Assets	14 years	$95	$56	$39	$1,658	$1,606	$52

Amortization expense related to intangible assets was $13 million, $135 million and $239 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense is expected to approximate $7 million in 2023, $5 million in 2024, $4 million in 2025, $4 million in 2026 and $3 million in 2027.
Note 9 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $10 million, $23 million and $23 million for the years ended December 31, 2022, 2021 and 2020, respectively. Management continues to evaluate the Company's businesses and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
Costs associated with restructuring, including employee severance and lease termination costs, are generally recognized when it has been determined that a liability has been incurred, which is generally upon communication to the affected employees or exit from the leased facility. In those geographies where the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, it recognizes employee severance costs when they are both probable and reasonably estimable. Asset impairment costs related to the reduction of the Company's real estate footprint include impairment of operating lease right-of-use (ROU) assets and associated leasehold improvements.
A summary of the Company's restructuring program activity during the two years ended December 31, 2022 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Balance at December 31, 2020	$3	$3	$—	$6
Provision	8	27	9	44
Changes in estimates	—	(3)	—	(3)
Total Net Current Period Charges(1)	8	24	9	41
Charges against reserve and currency	(6)	(26)	(9)	(41)
Balance at December 31, 2021	$5	$1	$—	$6
Provision	15	12	11	38
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	14	12	11	37
Charges against reserve and currency	(9)	(13)	(11)	(33)
Balance at December 31, 2022	$10	$—	$—	$10
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

CNDT 2022 Annual Report

The Company also recorded costs related to professional support services associated with the implementation of certain strategic transformation programs of $2 million, $4 million and $8 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Year Ended December 31,
(in millions)	2022	2021	2020
Commercial	$6	$4	$11
Government	1	1	1
Transportation	1	1	2
Unallocated Costs (1)	29	35	45
Total Net Restructuring Charges	$37	$41	$59
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU asset impairment, termination and other costs not allocated to the segments.

CNDT 2022 Annual Report

Note 10 – Supplementary Financial Information
The components of Other assets and liabilities were as follows:

	December 31,
(in millions)	2022	2021
Other Current Assets
Prepaid expenses	$88	$84
Income taxes receivable	41	46
Value-added tax (VAT) receivable	10	12
Restricted cash	16	5
Current portion of capitalized cloud computing implementation costs, net	5	6
Other	82	75
Total Other Current Assets	$242	$228
Other Current Liabilities
Accrued liabilities	$211	$246
Litigation related accruals	37	64
Current operating lease liabilities	57	71
Restructuring liabilities	10	6
Income tax payable	2	10
Other taxes payable	16	14
Accrued interest	6	10
Other	43	22
Total Other Current Liabilities	$382	$443
Other Long-term Assets
Internal use software, net	$189	$181
Deferred contract costs, net(1)	82	73
Product software, net	110	93
Cloud computing implementation costs, net	4	8
Other	104	98
Total Other Long-term Assets	$489	$453
Other Long-term Liabilities
Income tax liabilities	$7	$15
Unearned income	42	48
Other	20	32
Total Other Long-term Liabilities	$69	$95
__________
(1)Represents capitalized costs associated with obtaining or fulfilling a contract with a customer. The balances at December 31, 2022 and 2021 are expected to be amortized over a weighted average remaining life of approximately 11 and 12 years, respectively. See Note 2 – Revenue for more information.
Note 11 – Debt
The Company classifies its debt based on the contractual maturity dates of the underlying debt instruments. The Company defers costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in the Consolidated Statements of Income (Loss).

CNDT 2022 Annual Report

Long-term debt was as follows:

		December 31,
(in millions)	Weighted Average Interest Rates at December 31, 2022(1)	2022	2021
Term loan A due 2026	4.97%	$252	$265
Term loan B due 2028	6.42%	510	515
Senior notes due 2029	6.15%	520	520
Revolving credit facility maturing 2026	—%	—	100
Finance lease obligations	7.00%	20	16
Other	3.98%	33	24
Principal Debt Balance		$1,335	$1,440
Debt issuance costs and unamortized discounts		(23)	(27)
Less: current maturities		(35)	(30)
Total Long-term Debt		$1,277	$1,383
 ____________
(1)Represents weighted average effective interest rate which includes the effect of discounts and debt issuance costs on issued debt.

Scheduled principal payments due on long-term debt for the next five years (in millions) are as follows:

2023	2024	2025	2026	2027	Thereafter	Total
$35	$31	$26	$230	$9	$1,004	$1,335
Credit Facilities
On October 15, 2021, the Company refinanced its previously outstanding credit facilities by entering into a new senior secured credit agreement among the Company, its subsidiaries CBS, Conduent State & Local Solutions, Inc. (CSLS) and Affiliated Computer Services International B.V., the lenders party thereto and Bank of America, N.A., as the administrative agent (Credit Agreement). The Credit Agreement contains senior secured credit facilities (Senior Credit Facilities) consisting of:
(i)    Senior Secured Term Loan A (Term Loan A) with an aggregate principal amount of $265 million;
(ii)    Senior Secured Term Loan B (Term Loan B) with an aggregate principal amount of $515 million; and
(iii)    Senior Revolving Credit Facility maturing 2026 (Revolving Credit Facility) with an aggregate available amount of $550 million including a sub-limit for up to $300 million available for the issuance of letters of credit.
During the first quarter of 2022, the Company repaid $100 million of its $550 million Revolving Credit Facility that was outstanding as of December 31, 2021. As of December 31, 2022, the Company had no outstanding balance under its Revolving Credit Facility. However, the Company utilized $2 million of its Revolving Credit Facility capacity to issue letters of credit. The net amount available to be drawn upon under the Revolving Credit Facility as of December 31, 2022, was $548 million.
The Credit Agreement permits the Company to request incremental term loan borrowings and /or increase commitments, subject to certain limitations and satisfaction of certain conditions.
Borrowings under the Term Loan A, the Term Loan B and the Revolving Credit Facility bear interest, at the Issuers’ option, at a rate per annum equal to an applicable margin over a base rate or a Eurocurrency rate, depending on the type of loan. The applicable margin for the Term Loan A and the Revolving Credit Facility for Eurocurrency loans range from 1.75% to 2.75% per annum, depending on certain leverage ratios and for base rate loans range from 0.75% to 1.75% per annum. The margin for Eurocurrency loans at December 31, 2022 was 2.25%. The applicable margin for the Term Loan B for Eurocurrency loans does not change based on leverage ratios and is 4.25% per annum and for base rate loans is 3.25% per annum. In addition to paying interest on outstanding principal under the Revolving Credit Facility, the Company is required to pay a commitment fee ranging from 0.3% to 0.5% per annum to the lenders in respect of unutilized commitments thereunder and the commitment fee was 0.4% at December 31, 2022. Under the terms of the Credit Agreement, in the event there is a benchmark transition, the Eurocurrency rate will reference the benchmark replacement rate as defined in the Credit Agreement. The Company does not anticipate this transition will have any material impact on its consolidated financial statements.

CNDT 2022 Annual Report

All obligations under the Credit Agreement are unconditionally guaranteed by the Company, CBS and CSLS, and the existing and future direct and indirect wholly owned domestic restricted subsidiaries of CBS (subject to certain exceptions). All obligations under the Credit Agreement are secured, subject to certain exceptions, by a first-priority pledge of substantially all assets of CBS and the subsidiary guarantors, and all of the capital stock of CBS and each of CBS' wholly owned material restricted subsidiaries directly held by CBS and CSLS or a subsidiary guarantor (which pledges, in the case of any foreign subsidiary, are limited to 65% of the capital stock of any first-tier foreign subsidiary).
The Credit Agreement contains certain customary affirmative and negative covenants, restrictions, prepayment terms and events of default. It requires the consolidated first lien net leverage ratio to not exceed 3.50 to 1.00. This covenant applies to the Term Loan A and Revolving Credit Facility. The covenant is tested as of the last day of any fiscal quarter commencing with the first full fiscal quarter after the closing date. As of December 31, 2022, the Company was in compliance with all debt covenants related to the Senior Credit Facilities. No mandatory debt prepayments were made as it was not required pursuant to the terms of the Credit Agreement.
Senior Notes
Concurrent with the Credit Agreement, on October 15, 2021, CBS and CSLS (collectively, the Issuers) issued 6.00% fixed rate senior notes due 2029 (Senior Notes). The Senior Notes are guaranteed on a senior secured basis by the Company and existing and future material direct and indirect wholly owned domestic subsidiaries of CBS that guaranteed the obligations under the Senior Credit Facilities.
Interest is payable semi-annually. Prior to November 1, 2024, the Issuers can redeem the Senior Notes, in whole or in part, at a price equal to the principal amount of the Senior Notes, plus a make-whole premium plus accrued and unpaid interest. The Issuers can redeem the Senior Notes, in whole or in part, at any time on or after November 1, 2024, at the redemption prices specified in the Indenture governing the Senior Notes, plus accrued and unpaid interest, if any, up to but excluding the redemption date. In addition, the Company may be required to make an offer to purchase the notes upon the sale of certain assets and upon a change of control. No Senior Notes were redeemed in 2022.
Debt Issuance Costs and Discount
In connection with the refinancing, the Company recorded deferred discounts and debt issuance costs of $30 million in 2021. Additionally, the Company wrote-off debt issuance costs and discounts related to its previously outstanding credit facilities of $13 million which is included in Loss on extinguishment of debt in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021.
Interest
Interest paid on short-term and long-term debt amounted to $84 million, $40 million and $51 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Interest expense and interest income were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Interest expense	$84	$55	$60
Interest income(1)	7	1	2
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

CNDT 2022 Annual Report

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
Summary of Foreign Exchange Hedging Positions
At December 31, 2022 and 2021, the Company had outstanding forward exchange with gross notional values of $104 million and $150 million, respectively. At December 31, 2022, approximately 68% of these contracts mature within three months, 13% in three to six months, 15% in six to twelve months and 4% in greater than 12 months.
The following is a summary of the primary hedging positions and corresponding fair values:

	December 31, 2022		December 31, 2021
(in millions)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Currencies Hedged (Buy/Sell)
Philippine Peso/U.S. Dollar	$50	$—	$55	$(2)
Indian Rupee/U.S. Dollar	37	(1)	47	1
Euro/U.S. Dollar	1	—	18	—
All Other	16	—	30	—
Total Foreign Exchange Hedging	$104	$(1)	$150	$(1)
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

(in millions)	December 31, 2022	December 31, 2021
Assets:
Foreign exchange contract - forward	$—	$1
Total Assets	$—	$1
Liabilities:
Foreign exchange contracts - forward	$1	$2
Total Liabilities	$1	$2

CNDT 2022 Annual Report

Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,277	$1,155	$1,383	$1,374
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.
The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).
Note 14 – Employee Benefit Plans
Defined Benefit Plans
The Company's remaining benefit obligations and plan assets at December 31, 2022 were $11 million and $0 million, respectively. The Company's benefit obligations and plan assets at December 31, 2021 were $16 million and $1 million, respectively.
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
The Company recorded charges related to its defined contribution plans of $10 million in 2022, $21 million in 2021 and $6 million in 2020.
Note 15 - Income Taxes
Loss before income taxes (pre-tax income (loss)) was as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Domestic loss	$(149)	$(68)	$(186)
Foreign income	22	43	47
Loss Before Income Taxes	$(127)	$(25)	$(139)

CNDT 2022 Annual Report

Provision (benefit) for income taxes were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Federal Income Taxes
Current	$30	$6	$(22)
Deferred	14	(23)	(17)
Foreign Income Taxes
Current	9	15	18
Deferred	(2)	2	(4)
State Income Taxes
Current	8	3	5
Deferred	(4)	—	(1)
Total Provision (Benefit)	$55	$3	$(21)
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	(3.5)%	(15.5)%	(2.1)%
Change in valuation allowance for deferred tax assets	(8.0)%	(20.4)%	0.6%
State taxes, net of federal benefit	(2.4)%	(8.6)%	(2.1)%
Tax-exempt income, credits and incentives	3.0%	38.4%	5.1%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(1.9)%	(11.1)%	(0.9)%
Divestitures	(17.9)%	2.1%	—%
Impairments(2)	(39.8)%	(3.1)%	—%
Unrecognized tax benefits	6.6%	0.8%	(1.2)%
Audit and other tax adjustments	(1.2)%	(22.9)%	(5.3)%
Excess tax benefits	0.6%	7.5%	—%
Other(3)	(0.4)%	2.1%	—%
Effective Income Tax Rate	(43.9)%	(9.7)%	15.1%
 _______________
(1)    The “Foreign rate differential adjusted for U.S. taxation of foreign profits” includes the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
(2)    Impairment represents adjustments for the non-deductible component of goodwill in 2022 and impairment of an equity investment in 2021.
(3)    In 2022, the "Other" line includes immaterial reconciling items. In 2021, the "Other" line includes two reconciling items above 5% of the federal statutory rate. The impact to the effective rate is driven by the low pretax book income in 2021, and these items are otherwise immaterial.
On a consolidated basis, the Company paid $53 million and $25 million and received a refund of $1 million in combined income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2022, 2021 and 2020, respectively.
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

CNDT 2022 Annual Report

examinations and related tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact its operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.
As of December 31, 2022, the Company had $12 million of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2022	2021	2020
Balance at January 1	$23	$23	$24
Additions related to prior years positions	1	3	3
Reductions related to prior years positions	(2)	(3)	—
Settlements with taxing authorities	(5)	—	(4)
Lapse of Statute of limitations	(5)	—	—
Balance at December 31	$12	$23	$23

The Company maintains offsetting benefits from other jurisdictions of $1 million, $12 million and $15 million, at December 31, 2022, 2021 and 2020, respectively. The Company recognized interest and penalties accrued on unrecognized tax benefits within income tax expense. The Company had $3 million, $12 million and $13 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2022, 2021 and 2020, respectively. We are subject to federal income taxes in the U.S. and to income taxes in various states and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations for years before 2017. With limited exceptions, as of December 31, 2022, we are no longer subject to state, local or foreign examinations by tax authorities for years before 2017.
Deferred Income Taxes
The Company is indefinitely reinvested in the undistributed earnings of its foreign subsidiaries with respect to the U.S. These foreign subsidiaries have aggregate cumulative undistributed earnings of $326 million as of December 31, 2022. For years after 2017, the Tax Reform does allow for certain earnings to be repatriated free from U.S. Federal taxes. However, the repatriation of earnings could give rise to additional tax liabilities. The Company has also not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries. A determination of the unrecognized deferred taxes related to these other components of the Company's outside basis differences is not practicable. The Company has provided for deferred taxes with respect to certain unremitted earnings of foreign subsidiaries that are not indefinitely reinvested between foreign subsidiaries outside of the U.S.

CNDT 2022 Annual Report

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(in millions)	2022	2021
Deferred Tax Assets
Net operating losses and capital loss carryforward	$99	$84
Operating reserves, accruals and deferrals	46	49
Deferred compensation	6	5
Settlement reserves	12	18
Operating lease liabilities	54	63
Tax credits	6	42
Capitalized research and experimentation costs	13	—
Other	3	4
Subtotal	239	265
Valuation allowance	(102)	(82)
Total	$137	$183

Deferred Tax Liabilities
Intangibles and goodwill	$44	$79
Depreciation	90	85
Operating lease right-of-use assets	49	56
Other	17	18
Total	$200	$238

Total Deferred Tax Assets (Liabilities), Net	$(63)	$(55)
The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $20 million and a decrease of $1 million, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which the Company has concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
Although realization is not assured, the Company has concluded that it is more-likely-than-not that the deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.
At December 31, 2022, the Company had tax credit carryforwards of $6 million available to offset future income taxes, which will expire between 2027 and 2042, if not utilized.
The following table presents the Company's worldwide net operating loss carryforwards (NOLs) as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(in millions)	Gross	Tax Effected	Gross	Tax Effected
U.S Federal NOLs limited by Section 382 of the Tax Code	$4	$1	$5	$1
U.S. State NOLs	367	19	542	30
Foreign NOLs	304	76	199	50
Total	$675	$96	$746	$81
The Company has $675 million of gross net operating loss carryforwards for income tax purposes including $531 million that will expire between 2023 and 2042, if not utilized, and $144 million available to offset future taxable income indefinitely. The Company had $6 million of capital loss carryforwards for income tax purposes that will expire in 2024, if not utilized, and $11 million available to offset future capital gains income indefinitely. The

CNDT 2022 Annual Report

Company does not expect to receive a tax benefit for the majority of the NOLs presented above, as valuation allowances have been recorded against most of the state and foreign NOLs and capital losses.
Note 16 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of December 31, 2022. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of December 31, 2022, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
Litigation Against the Company
Employees’ Retirement System of the Puerto Rico Electric Power Authority et al v. Conduent Inc. et al.: On March 8, 2019, a putative class action lawsuit alleging violations of certain federal securities laws in connection with the Company's statements and alleged omissions regarding its financial guidance and business and operations was filed against the Company, its former Chief Executive Officer, and its former Chief Financial Officer in the United States District Court for the District of New Jersey. The complaint seeks certification of a class of all persons who purchased or otherwise acquired the Company's securities from February 21, 2018 through November 6, 2018, and also seeks unspecified monetary damages, costs, and attorneys’ fees. The Company moved to dismiss the class action complaint in its entirety. In June 2020, the Court denied the motion to dismiss and allowed the claims to proceed. The Court granted Class Certification on February 28, 2022. Upon the substantial completion of document discovery, the parties agreed to engage in mediation, and the Court administratively terminated the litigation to permit those efforts to proceed. Without any admission of liability or damages, in the third quarter of 2022, the parties settled this matter following that mediation, and filed the necessary documentation for preliminary approval by the court, class notice, and the claims administration process. The Court granted preliminary approval of the settlement terms and related documentation on January 27, 2023, with a final Settlement Hearing scheduled for May 24, 2023. The Court's order notes that it "will likely be able to approve the proposed Settlement as fair, reasonable and adequate under Federal Rule of Civil Procedure 23(e)(2)." As a result, during the fourth quarter of 2022, the Company reversed the reserve pertaining to this matter. The Company maintains insurance that covers the costs arising out of this litigation and resulting settlement having met the deductible and other terms and conditions thereof.
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC’s (CBS) select standalone customer care call center

CNDT 2022 Annual Report

business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (Notes). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, Conduent filed a counterclaim against Skyview LLC (Skyview) seeking the outstanding balance on the Notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. Conduent also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. This matter has been proceeding through fact and expert discovery. Conduent denies all of the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and will continue to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.
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
Conduent Business Services, LLC v. Cognizant Business Services Corporation: On April 12, 2017, CBS filed a lawsuit against Cognizant Business Services Corporation (Cognizant) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between CBS and Cognizant, as amended and supplemented (Contract). The Contract contains certain minimum purchase obligations by CBS through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to CBS under CBS's contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, CBS seeks damages in excess of $150 million. During the first quarter of 2018, CBS provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. CBS also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. In its answer, Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the Contract and an alleged $25 million termination fee. Cognizant's second amended counterclaim increased Cognizant's damages to $89 million. The matter has been proceeding through fact and expert discovery, and a mediation has been scheduled for late February 2023. CBS will continue to defend itself vigorously against the counterclaims and at this time, the Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT 2022 Annual Report

Other Matters
During the first quarter of 2022, the Company entered into settlement agreements with six of its insurers under its 2012–2013 errors and omission insurance policy in which the Company agreed to resolve its claims for insurance coverage in connection with the previously disclosed State of Texas matter that settled in February 2019. As a result of the settlement agreements entered with the insurers, the Company received an aggregate sum of $38 million, of which $14 million was recognized as defense costs recovery in Selling, general and administrative and $24 million was recognized in Litigation settlements (recoveries), net.
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

CNDT 2022 Annual Report

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
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2022, the Company had $622 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $91 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
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

CNDT 2022 Annual Report

redemption date. As a result of the contingent redemption feature, the Series A convertible preferred stock is classified as temporary equity and reflected separately from permanent equity in the Consolidated Balance Sheets.
Note 18 – Shareholders’ Equity
Preferred Stock
As of December 31, 2022, the Company had one class of preferred stock outstanding. Refer to Note 17 – Preferred Stock for further information. The Company is authorized to issue approximately 100 million shares of convertible preferred stock at $0.01 par value per share.
Common Stock
The Company has 1 billion authorized shares of common stock at $0.01 par value per share. At December 31, 2022, 25.9 million shares were reserved for issuance under the Company's incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.
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
Stock-based compensation expense was as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Stock-based compensation expense, pre-tax	$21	$21	$20
Income tax benefit recognized in earnings	4	3	3

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
In 2022, the Company issued 312 thousand Deferred Stock Units (DSU) to non-employee members of the Board of Directors. DSU awards typically vest in accordance with certain service conditions.
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
•PSUs that vest contingent upon the increase of Conduent’s stock price to certain levels over a two year and nine-month period from the date of grant. For PSUs granted in 2022, the number of shares eligible to vest may be adjusted upward or downward by 5% based on a total shareholder return modifier, which measures the Company’s stock performance relative to the stock performance of the Company’s 2022 proxy peers over each measurement period. These PSUs also have a service requirement that must be met for them to vest. The fair value of these PSUs is based upon a Monte Carlo simulation. Compensation expense is recognized over the vesting period based on management's estimate of the number of shares expected to vest.

CNDT 2022 Annual Report

Summary of Stock-based Compensation Activity

	2022		2021		2020
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units / Shares
Outstanding at January 1	3,792	$4.57	5,620	$3.49	1,741	$13.07
Granted	3,431	5.15	2,677	6.65	7,778	2.25
Vested	(3,238)	4.38	(3,117)	4.69	(2,816)	4.99
Canceled	(820)	4.56	(1,388)	3.96	(1,083)	6.11
Outstanding at December 31	3,165	5.39	3,792	4.57	5,620	3.49

Performance Stock Units / Shares
Outstanding at January 1	3,609	$4.71	5,453	$3.83	3,597	$16.17
Granted	2,186	4.80	1,545	6.54	7,010	1.37
Vested	(1,688)	2.02	(1,945)	3.37	(3,163)	7.33
Canceled	(1,010)	8.02	(1,444)	5.13	(1,991)	11.91
Outstanding at December 31	3,097	—	3,609	4.71	5,453	3.83
The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2022 was as follows (in millions):

Awards	Unrecognized Compensation	Remaining Weighted-Average Expense Period (Years)
Restricted Stock Units / Shares	$12	1.7
Performance Stock Units / Shares	4	1.4
Total	$16
The aggregate intrinsic value of outstanding RSUs and PSUs awards were as follows (in millions):

Awards	December 31, 2022
Restricted Stock Units / Shares	$13
Performance Stock Units / Shares	13
The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards were as follows:

(in millions)	December 31, 2022			December 31, 2021			December 31, 2020
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units / Shares	$13	$—	$3	$17	$—	$3	$13	$—	$3
Performance Stock Units / Shares	7	—	1	11	—	2	14	—	2

CNDT 2022 Annual Report

Note 19 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2022		2021		2020
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Currency Translation
Currency translation adjustments, net	$(41)	$(41)	$(31)	$(31)	$8	$8
Reclassification of currency translation adjustments on divestitures	—	—	—	—	—	—
Translation adjustments gains (losses)	$(41)	$(41)	$(31)	$(31)	$8	$8
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	$(1)	$(1)	$(1)	$(1)	$—	$—
Changes in cash flow hedges reclassed to earnings(1)	—	—	—	—	—	—
Net Unrealized Gains (Losses)	$(1)	$(1)	$(1)	$(1)	$—	$—

Defined Benefit Plans Gains (Losses)
Reclassification of divested benefit plans and other	$—	$—	$—	$—	$—	$—
Net actuarial/prior service gains (losses)	5	5	1	1	1	1
Changes in Defined Benefit Plans Gains (Losses)	$5	$5	$1	$1	$1	$1

Other Comprehensive Income (Loss)	$(37)	$(37)	$(31)	$(31)	$9	$9
____________________________

(1)Reclassified to Cost of services - refer to Note 12 – Financial Instruments for additional information regarding the Company's cash flow hedges.
Accumulated Other Comprehensive Loss (AOCL)
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2019	$(408)	$3	$(2)	$(407)
Other comprehensive income (loss) before reclassifications	8	—	1	9
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	8	—	1	9
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
Other comprehensive income (loss) before reclassifications	(31)	(1)	1	(31)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(31)	(1)	1	(31)
Balance at December 31, 2021	$(431)	$2	$—	$(429)
Other comprehensive income (loss) before reclassifications	(41)	(1)	5	(37)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(41)	(1)	5	(37)
Balance at December 31, 2022	$(472)	$1	$5	$(466)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT 2022 Annual Report

Note 20 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted loss per share of common stock:

	Year Ended December 31,
(in millions, except per share data. Shares in thousands)	2022	2021	2020
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(182)	$(28)	$(118)
Dividend - Preferred Stock	(10)	(10)	(10)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(192)	$(38)	$(128)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(182)	$(28)	$(118)
Dividend - Preferred Stock	(10)	(10)	(10)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(192)	$(38)	$(128)

Weighted Average Common Shares Outstanding - Basic	215,886	212,719	210,018
Common Shares Issuable with Respect to:
Restricted Stock And Performance Units / Shares	0	0	0
Weighted Average Common Shares Outstanding - Diluted	215,886	212,719	210,018

Net Earnings (Loss) per Share:
Basic	$(0.89)	$(0.18)	$(0.61)
Diluted	$(0.89)	$(0.18)	$(0.61)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	5,469	8,210	12,286
Convertible preferred stock	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	10,862	13,603	17,679
Note 21 – Related Party Transactions
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
Transactions with related parties were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Revenue from related parties	$11	$16	$24
Purchases from related parties	$26	$28	$36
The Company's receivable and payable balances with related party entities were not material as of December 31, 2022 and 2021.

CNDT 2022 Annual Report

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
Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

CNDT 2022 Annual Report

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business–Information About Our Executive Officers." The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2023 Annual Meeting of Stockholders (the 2023 Proxy Statement). The 2023 Proxy Statement is expected to be filed within 120 days after the end of our fiscal year ended December 31, 2022.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Report" of our 2023 Proxy Statement.
The information required by this Item regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2023 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer (Finance Code of Conduct). The Finance Code of Conduct can be found on our website at: https://www.conduent.com/corporate-governance/ethics-and-compliance/. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2023 Proxy Statement and is incorporated here by reference. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item included under the following captions under “Proposal 1 - Election of Directors” in our 2023 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2022”, “Outstanding Equity Awards at 2022 Fiscal Year-End”, “Option Exercises and Stock Vested in 2022”, “Potential Payments upon Termination or Change in Control”, “Annual Director Compensation", "Equity Compensation Plan Information", "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2023 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the subsections entitled "Securities Ownership," and “Equity Compensation Plan Information” under “Proposal 1 - Election of Directors” in our 2023 Proxy Statement.

CNDT 2022 Annual Report

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1 - Election of Directors” in our 2023 Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.Index to Financial Statements filed as part of this report:

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 238);
▪Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2022;
▪Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2022;
▪Consolidated Balance Sheets as of December 31, 2022 and 2021;
▪Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2022;
▪Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2022;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

2.Financial Statement Schedules:

▪Schedule II–Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2022.

3.The exhibits filed herewith are set forth in the exhibit Index included herein.

(b)    Management contracts or compensatory plans or arrangements listed that are applicable to the executive officers named in the Summary Compensation Table which appears in the Registrant's 2023 Proxy Statement or to our directors are preceded by an asterisk (*).

CNDT 2022 Annual Report

SCHEDULE II

Valuation and Qualifying Accounts

For the three years ended December 31, 2022

(in millions)		Balance at beginning of period	Additions charged to expense(1)(4)	Amounts (credited) charged to other income statement accounts (2)	Deductions and other, net of recoveries (3)(4)	Balance at end of period
Allowance for Credit Losses:
2022	Accounts Receivable	$—	$—	$—	$—	$—
2021	Accounts Receivable	2	1	—	(3)	—
2020	Accounts Receivable	2	1	—	(1)	2

Tax Valuation Allowance:
2022	Tax Valuation	82	34	—	(14)	102
2021	Tax Valuation	83	10	—	(11)	82
2020	Tax Valuation	72	17	—	(6)	83
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

CNDT 2022 Annual Report

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

Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Form 10 dated August 15, 2016. (See SEC File Number 001-37817).
10.5(a)	Exchange Agreement dated October 27, 2016 by and among Darwin A. Deason, Conduent Incorporated and Xerox Corporation.
Incorporated by reference to Exhibit 10.14 to Registrant’s Amendment No. 5 to Form 10 dated October 28, 2016. (See SEC File Number 001-37817).
10.5(b)	Shareholders Agreement dated December 18, 2018 by and between Darwin Deason and Conduent Incorporated.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 18, 2018. (See SEC File Number 001-37817).
*10.6(a)(i)	Form of Restricted Stock Unit Award Agreement 2020 under the PIP.
Incorporated by reference to Exhibit 10 6(a)(vi) to the Registrant’s Quarterly Report on Form 10-Q dated May 8, 2020. (See SEC File Number 001-37817).
*10.6(a)(ii)	Form of Performance Restricted Stock Unit Award Agreement 2020 under the PIP.
Incorporated by reference to Exhibit 10 6(a)(vii) to the Registrant’s Quarterly Report on Form 10-Q dated May 8, 2020. (See SEC File Number 001-37817).
*10.6(a)(iii)	Registrant’s 2021 Performance Incentive Plan (“2021 PIP”).
Incorporated by reference to Annex A to Registrant’s Proxy Filing on Schedule 14 dated April 9, 2021. (See SEC File Number 001-37817).

CNDT 2022 Annual Report

*10.6(a)(iv)	Form of Restricted Stock Unit Award Agreement 2021 under the 2021 PIP.
Incorporated by reference to Exhibit 10 6(a)(x) to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2021. (See SEC File Number 001-37817).
*10.6(a)(v)	Form of Performance Stock Unit Award Agreement 2021 (Revenue Metric) under the 2021 PIP.
Incorporated by reference to Exhibit 10 6(a)(xi) to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2021. (See SEC File Number 001-37817).
*10.6(a)(vi)	Form of Performance Stock Unit Award Agreement 2021 (Share Hurdle Metric) under the 2021 PIP.
Incorporated by reference to Exhibit 10 6(a)(xii) to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2021. (See SEC File Number 001-37817).
*10.6(a)(vii)	Form of Restricted Stock Unit Award Agreement 2022 under the 2021 PIP
Incorporated by reference to Exhibit 10 6(a)(ix) to the Registrant’s Quarterly Report on Form 10-Q dated May 3, 2022. (See SEC File Number 001-37817).
*10.6(a)(viii)	Form of Performance Restricted Stock Unit Award Agreement 2022 under the 2021 PIP
Incorporated by reference to Exhibit 10 6(a)(ix) to the Registrant’s Quarterly Report on Form 10-Q dated May 3, 2022. (See SEC File Number 001-37817).
*10.6(a)(ix)	Form of Agreement for Non-Employee Directors under 2021 PIP.
Incorporated by reference to Exhibit 10 6(a)(xiii) to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2021. (See SEC File Number 001-37817).
*10.6(a)(x)	Registrant’s Equity Compensation Plan for Non-Employee Directors dated as of December 15, 2016 (“ECPNED”).
Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-215361 dated December 29, 2016. (See SEC File Number 001-37817).
*10.6(b)	Registrant's Executive Change in Control Severance Plan dated as of April 25, 2017.
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 28, 2017. (See SEC File Number 001-37817).
*10.6(c)(i)	Letter Agreement dated May 21, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(h) to the Registrant’s Current Report on Form 8-K dated May 28, 2019. (See SEC File Number 001-37817).
*10.6.(c)(ii)	Letter Agreement dated August 6, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(j) to the Registrant’s Current Report on Form 8-K dated August 7, 2019. (See SEC File Number 001-37817).
*10.6(c)(iii)	Letter Agreement dated February 25, 2020 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(e)(ii) to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817).
*10.6(c)(iv)	Letter Agreement dated February 23, 2021 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.
Incorporated by reference to Exhibit 10.6(d)(iii) to the Registrant’s Annual Report on Form 10-K dated February 24, 2021. (See SEC File Number 001-37817).
*10.6(d)	Letter Agreement dated May 5, 2021 between Conduent Incorporated and Stephen Wood regarding compensation arrangements.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 5, 2021. (See SEC File Number 001-37817).
*10.6(e)	Letter Agreement dated May 15, 2019 between Conduent Incorporated and Mark S. Brewer.
Incorporated by reference to Exhibit 10.6(h) to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817).
*10.6(f)	Letter Agreement dated November 5, 2019 between Conduent Incorporated and Michael Krawitz.
Incorporated by reference to Exhibit 10.6(i) to the Registrant’s Annual Report on Form 10-K dated February 26, 2020. (See SEC File Number 001-37817).
*10.6(g)	U.S. Executive Severance Policy, as amended

CNDT 2022 Annual Report

Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 2, 2022. (See SEC File Number 001-37817)

21.1**	List of subsidiaries of Registrant.
23**	Consent of PricewaterhouseCoopers LLP.
31(a)**	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)**	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32***	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

CNDT 2022 Annual Report

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ CLIFFORD SKELTON
Clifford Skelton Chief Executive Officer

February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 22, 2023

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

CNDT 2022 Annual Report