Form 10-Q
period 2023-03-31
CONDUENT Inc
filed 2023-05-03
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at April 30, 2023
Common Stock,	$0.01 par value	218,443,105

CNDT Q1 2023 Form 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) and any exhibits to this Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” “aim,” “should,” “could,” “forecast,” “target,” “may,” "continue to," "endeavor," "if,” “growing,” “projected,” “potential,” “likely,” "see," "ahead," "further," "going forward," "on the horizon," and similar expressions, as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein as anticipated, believed, estimated, expected or intended or using other similar expressions.
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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; risk and impact of geopolitical events and increasing geopolitical tensions (such as the war in Ukraine), macroeconomic conditions, natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes; relying on third party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; the continuing effects of the COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are uncertain and cannot be predicted; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; changes in tax and other laws and regulations; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to receive dividends or other payments from our subsidiaries; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; changes in government regulation and economic, strategic, political and social conditions; volatility of our stock price and the risk of litigation following a decline in the price of our stock; economic factors such as inflation, the level of economic activity and labor market conditions, as well as rising interest rates; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q as well as in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q1 2023 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

March 31, 2023

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q1 2023 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Revenue	$922	$967

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	720	755
Selling, general and administrative (excluding depreciation and amortization)	111	102
Research and development (excluding depreciation and amortization)	2	1
Depreciation and amortization	61	61
Restructuring and related costs	29	9
Interest expense	27	19
(Gain) loss on divestitures and transaction costs, net	2	(163)
Litigation settlements (recoveries), net	(21)	(28)
Other (income) expenses, net	(1)	1
Total Operating Costs and Expenses	930	757

Income (Loss) Before Income Taxes	(8)	210

Income tax expense (benefit)	(2)	74
Net Income (Loss)	$(6)	$136

Net Income (Loss) per Share:
Basic	$(0.04)	$0.62
Diluted	$(0.04)	$0.61

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Net Income (Loss)	$(6)	$136
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	17	(5)
Unrecognized gains (losses), net	1	(1)
Other Comprehensive Income (Loss), Net	18	(6)

Comprehensive Income (Loss), Net	$12	$130
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$526	$582
Accounts receivable, net	590	630
Contract assets	163	171
Other current assets	277	242
Total current assets	1,556	1,625
Land, buildings and equipment, net	259	266
Operating lease right-of-use assets	192	197
Intangible assets, net	37	39
Goodwill	965	955
Other long-term assets	494	489
Total Assets	$3,503	$3,571
Liabilities and Equity
Current portion of long-term debt	$38	$35
Accounts payable	176	228
Accrued compensation and benefits costs	174	197
Unearned income	79	81
Other current liabilities	375	382
Total current liabilities	842	923
Long-term debt	1,277	1,277
Deferred taxes	85	83
Operating lease liabilities	158	160
Other long-term liabilities	70	69
Total Liabilities	2,432	2,512

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Additional paid-in capital	3,926	3,924
Retained earnings (deficit)	(2,551)	(2,543)
Accumulated other comprehensive loss	(448)	(466)
Total Equity	929	917
Total Liabilities and Equity	$3,503	$3,571

Shares of common stock issued and outstanding	218,443	218,348
Shares of series A convertible preferred stock issued and outstanding	120	120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(6)	$136
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	61	61
Contract inducement amortization	1	—
Deferred income taxes	(8)	31
Amortization of debt financing costs	1	1
(Gain) loss on divestitures and sales of fixed assets, net	—	(164)
Stock-based compensation	2	2
Changes in operating assets and liabilities:
Accounts receivable	42	27
Other current and long-term assets	(33)	(69)
Accounts payable and accrued compensation and benefits costs	(65)	(33)
Other current and long-term liabilities	(9)	(17)
Net change in income tax assets and liabilities	2	36
Net cash provided by (used in) operating activities	(12)	11
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(11)	(34)
Cost of additions to internal use software	(11)	(16)
Proceeds from divestitures	—	323
Net cash provided by (used in) investing activities	(22)	273
Cash Flows from Financing Activities:
Payments on revolving credit facility	—	(100)
Payments on debt	(10)	(8)
Taxes paid for settlement of stock-based compensation	(7)	—
Dividends paid on preferred stock	(2)	(2)
Net cash provided by (used in) financing activities	(19)	(110)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	(51)	173
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	598	420
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$547	$593
 ___________
(1)Includes $21 million and $5 million of restricted cash as of March 31, 2023 and 2022, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2023
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2022	$2	$3,924	$(2,543)	$(466)	$917
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Stock incentive plans, net	—	2	—	—	2
Comprehensive Income (Loss):
Net Income (Loss)	—	—	(6)	—	(6)
Other comprehensive income (loss), net	—	—	—	18	18
Total Comprehensive Income (Loss), Net	—	—	(6)	18	12
Balance at March 31, 2023	$2	$3,926	$(2,551)	$(448)	$929

	Three Months Ended March 31, 2022
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2021	$2	$3,910	$(2,351)	$(429)	$1,132
Dividends - preferred stock, $20/share	—	—	(2)	—	(2)
Stock incentive plans, net	—	2	—	—	2
Comprehensive Income (Loss):
Net Income (Loss)	—	—	136	—	136
Other comprehensive income (loss), net	—	—	—	(6)	(6)
Total Comprehensive Income (Loss), Net	—	—	136	(6)	130
Balance at March 31, 2022	$2	$3,912	$(2,217)	$(435)	$1,262

 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2023 Form 10-Q

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. As a global technology-led business process solutions company, Conduent delivers digital business solutions and services spanning the commercial, government and transportation spectrum – creating exceptional outcomes for its clients and the millions of people who count on them. Through a dedicated global team of associates, process expertise, and advanced technologies, Conduent’s solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Certain reclassifications have been made to prior year information to conform to current year presentation. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
In the first quarter of 2023, the Company identified an error and recorded an out-of-period adjustment to correct the recognition of revenue on a Government segment contract that originated in 2020 and impacted all quarterly periods through December 31, 2022. This adjustment resulted in a reduction to revenue and income (loss) before income taxes of $7 million and a corresponding decrease to accounts receivable of $1 million and an increase to other current liabilities of $6 million in the first quarter of 2023. The Company evaluated the impact of the out-of-period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and the adjustment is not expected to be material to the year ending December 31, 2023.
The Company has evaluated subsequent events through May 3, 2023, and no material subsequent events were identified.
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
As of March 31, 2023, the effects of global macroeconomic and geopolitical uncertainty on the Company's business, results of operations and financial condition continue to evolve. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT Q1 2023 Form 10-Q

Note 2 – Recent Accounting Pronouncements
The Company's significant accounting policies are described in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
New Accounting Standards Adopted
The Company has not adopted any new accounting standards in 2023 that had a material impact on its Consolidated Financial Statements.
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

	Three Months Ended March 31,
(in millions)	2023	2022
Commercial:
Customer experience management	$177	$161
Business operations solutions	135	151
Healthcare claims and administration solutions	90	90
Human capital solutions	106	110
Total Commercial	508	512
Government:
Government healthcare solutions	143	145
Government services solutions	121	141
Total Government	264	286
Transportation:
Road usage charging & management solutions	75	76
Transit solutions	40	49
Curbside management solutions	19	19
Public safety solutions	14	16
Commercial vehicles	2	2
Total Transportation	150	162
Divestitures	—	7
Total Consolidated Revenue	$922	$967

Timing of Revenue Recognition:
Point in time	$27	$19
Over time	895	948
Total Revenue	$922	$967

CNDT Q1 2023 Form 10-Q

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
The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	March 31, 2023	December 31, 2022
Contract Assets (Unearned Income)
Current contract assets	$163	$171
Long-term contract assets(1)	14	12
Current unearned income	(79)	(81)
Long-term unearned income(2)	(40)	(42)
Net Contract Assets	$58	$60
Accounts receivable, net	$590	$630
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Revenues of $29 million were recognized during the three months ended March 31, 2023 related to the Company's unearned income at December 31, 2022. Revenues of $35 million were recognized during the three months ended March 31, 2022 related to the Company's unearned income at December 31, 2021.
The Company had no material asset impairment charges related to contract assets for the three months ended March 31, 2023 or 2022.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2023 was approximately $1.1 billion. The Company expects to recognize approximately 75% of this revenue over the next two years and the remainder thereafter.

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
The Company's financial performance is based on Segment Profit (Loss) for its three reportable segments (Commercial, Government and Transportation), Divestitures and Unallocated Costs. The Company's CODM does not evaluate operating segments using discrete asset information.
Commercial: The Commercial segment provides business process services and customized solutions to clients in a variety of industries. Across the Commercial segment, the Company operates on its clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for the Company's clients and their consumers and employees.
Government: The Government segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance, health services, program administration, transaction processing and payment services. The solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.

CNDT Q1 2023 Form 10-Q

Transportation: The Transportation segment provides systems, support, and revenue-generating solutions, to government transportation agency clients. The Company delivers mission-critical public safety, mobility and digital payment solutions that streamline operations, have a positive impact on the environment and increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers.
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
Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended March 31,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$508	$264	$150	$—	$—	$922
Segment profit (loss)	$35	$73	$(8)	$—	$(70)	$30

2022
Revenue	$512	$286	$162	$7	$—	$967
Segment profit (loss)	$28	$75	$8	$2	$(59)	$54

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2023	2022
Income (Loss) Before Income Taxes	$(8)	$210
Reconciling items:
Amortization of acquired intangible assets	2	6
Restructuring and related costs	29	9
Interest expense	27	19
(Gain) loss on divestitures and transaction costs, net	2	(163)
Litigation settlements (recoveries), net	(21)	(28)
Other (income) expenses, net	(1)	1
Segment Profit (Loss)	$30	$54
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

Note 5 – Divestiture
On February 8, 2022, the Company completed the sale of its Midas business to Symplr Software, Inc. The Company received $322 million of cash consideration for this divestiture ($321 million in the first quarter of 2022 and $1 million in the second quarter of 2022). The divestiture generated a pre-tax gain of $166 million ($165 million in the first quarter of 2022 and $1 million in the second quarter of 2022), which is included in (Gain) loss on divestitures and transaction costs, net. The Company recorded approximately $62 million of income taxes in connection with the divestiture. The revenue generated by this business was $7 million for the three months ended March 31, 2022.

CNDT Q1 2023 Form 10-Q

Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to exiting certain activities, downsizing its employee base, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset (ROU) impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $2 million and $4 million for the three months ended March 31, 2023 and 2022, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
Costs associated with restructuring, including employee severance and lease termination costs, are generally recognized when it has been determined that a liability has been incurred, which is generally upon communication to the affected employees or exit from the leased facility. In those geographies where the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, it recognizes employee severance costs when they are both probable and reasonably estimable. Asset impairment costs related to the reduction of the Company's real estate footprint include impairment of operating lease ROU assets and associated leasehold improvements.
A summary of the Company's restructuring program activity during the three months ended March 31, 2023 and 2022 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2022	$10	$—	$—	$10
Provision	20	7	2	29
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	20	7	2	29
Charges against reserve and currency	(8)	(3)	(2)	(13)
Accrued Balance at March 31, 2023	$22	$4	$—	$26

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2021	$5	$1	$—	$6
Provision	1	4	4	9
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	—	4	4	8
Charges against reserve and currency	(4)	(4)	(4)	(12)
Accrued Balance at March 31, 2022	$1	$1	$—	$2
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

In addition, during the three months ended March 31, 2023, the Company also incurred $4 million of professional support costs associated with bringing certain technology functions in-house.

CNDT Q1 2023 Form 10-Q

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended March 31,
(in millions)	2023	2022
Commercial	$20	$—
Government	—	—
Transportation	—	—
Divestitures	—	—
Unallocated Costs(1)	9	8
Total Net Restructuring Charges	$29	$8
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 7 – Debt
Long-term debt was as follows:

(in millions)	March 31, 2023	December 31, 2022
Term loan A due 2026	$249	$252
Term loan B due 2028	509	510
Senior notes due 2029	520	520
Revolving credit facility maturing 2026	—	—
Finance lease obligations	28	20
Other	31	33
Principal debt balance	1,337	1,335
Debt issuance costs and unamortized discounts	(22)	(23)
Less: current maturities	(38)	(35)
Total Long-term Debt	$1,277	$1,277

As of March 31, 2023, the Company had no outstanding borrowings under its Revolver. However, the Company utilized $2 million of the Revolver to issue letters of credit as of March 31, 2023. The net Revolver available to be drawn upon as of March 31, 2023 was $548 million.
At March 31, 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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
At March 31, 2023 and December 31, 2022, the Company had outstanding forward exchange contracts with gross notional values of $99 million and $104 million, respectively. At March 31, 2023, approximately 59% of these contracts mature within three months, 17% in three to six months, 18% in six to twelve months and 6% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.
Refer to Note 9 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

CNDT Q1 2023 Form 10-Q

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

(in millions)	March 31, 2023	December 31, 2022
Assets:
Foreign exchange contract - forward	$1	$—
Total Assets	$1	$—
Liabilities:
Foreign exchange contracts - forward	$—	$1
Total Liabilities	$—	$1
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,277	$1,162	$1,277	$1,155
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.
The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).

Note 10 – Employee Benefit Plans
The Company has post-retirement savings and investment plans in several countries, including the U.S., India and the Philippines. In many instances, employees participating in defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are permitted to contribute a portion of their salaries and bonuses to the plans. The Company, at its discretion, matches a portion of employee contributions.
The Company recognized an expense related to its defined contribution plans of $3 million and $5 million for the three months ended March 31, 2023 and 2022, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

CNDT Q1 2023 Form 10-Q

Note 11 – Accumulated Other Comprehensive Loss (AOCL)
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2022	$(472)	$1	$5	$(466)
Other comprehensive income (loss)	17	1	—	18
Balance at March 31, 2023	$(455)	$2	$5	$(448)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2021	$(431)	$2	$—	$(429)
Other comprehensive income (loss)	(5)	(1)	—	(6)
Balance at March 31, 2022	$(436)	$1	$—	$(435)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of March 31, 2023. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property (such as patents), environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of March 31, 2023, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

CNDT Q1 2023 Form 10-Q

Litigation Against the Company
Employees’ Retirement System of the Puerto Rico Electric Power Authority et al v. Conduent Inc. et al.: On March 8, 2019, a putative class action lawsuit alleging violations of certain federal securities laws in connection with our statements and alleged omissions regarding the Company's financial guidance and business and operations was filed against the Company, its former Chief Executive Officer, and its former Chief Financial Officer in the United States District Court for the District of New Jersey (the Court). The complaint seeks certification of a class of all persons who purchased or otherwise acquired the Company's securities from February 21, 2018 through November 6, 2018, and also seeks unspecified monetary damages, costs, and attorneys’ fees. The Company moved to dismiss the class action complaint in its entirety. In June 2020, the Court denied the motion to dismiss and allowed the claims to proceed. The Court granted Class Certification on February 28, 2022. Upon the substantial completion of document discovery, the parties agreed to engage in mediation, and the Court administratively terminated the litigation to permit those efforts to proceed. Without any admission of liability or damages, in the third quarter of 2022, the parties settled this matter following that mediation, and filed the necessary documentation for preliminary approval by the court, class notice, and the claims administration process. The Court granted preliminary approval of the settlement terms and related documentation on January 27, 2023, with a final Settlement Hearing scheduled for May 24, 2023. The Court's order notes that it "will likely be able to approve the proposed Settlement as fair, reasonable and adequate under Federal Rule of Civil Procedure 23(e)(2)." As a result, during the fourth quarter of 2022, the Company reversed the reserve pertaining to this matter. The Company maintains insurance that covers the costs arising out of this litigation and resulting settlement having met the deductible and other terms and conditions thereof.
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs Skyview LLC (Skyview) filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC's (CBS) select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (Notes). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, Conduent filed a counterclaim against Skyview seeking the outstanding balance on the Notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. Conduent also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. This matter has been proceeding through fact and expert discovery. Conduent denies all of the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and will continue to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q1 2023 Form 10-Q

Conduent Business Services, LLC v. Cognizant Business Services Corporation: On April 12, 2017, CBS filed a lawsuit against Cognizant Business Services Corporation (Cognizant) in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between CBS and Cognizant, as amended and supplemented (Contract). The Contract contains certain minimum purchase obligations by CBS through the date of expiration. The lawsuit alleges that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to CBS under CBS’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, CBS seeks damages in excess of $150 million. During the first quarter of 2018, CBS provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. CBS also alleges that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. In its answer, Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which includes amounts alleged not paid to Cognizant under the Contract and an alleged $25 million termination fee. Cognizant's second amended counterclaim increased Cognizant's damages to $89 million. The parties participated in a mediation in late February 2023, and this matter settled, following negotiations that continued thereafter. The parties executed the Settlement Agreement and Mutual Release on March 30, 2023, with no admission of liability or wrongdoing by either party. In April 2023, each side made reciprocal payments of $6 million to the other, with Conduent’s payment made toward the termination fee payable under the applicable service delivery contract. As a result of the settlement, during the first quarter of 2023, the Company adjusted the balance sheet amounts recorded pertaining to this matter. As such, the Company recognized a $17 million benefit in Cost of services (excluding depreciation and amortization) and a $26 million benefit in Litigation settlements (recoveries), net.
Other Matters
During the first quarter of 2022, the Company entered into settlement agreements with six of its insurers under its 2012–2013 errors and omission insurance policy in which the Company agreed to resolve its claims for insurance coverage in connection with the previously disclosed State of Texas matter that settled in February 2019, as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As a result of the settlement agreements entered with the insurers, in the three months ended March 31, 2022, the Company received an aggregate sum of $38 million, of which $14 million was recognized as defense costs recovery in Selling, general and administrative and $24 million was recognized in Litigation settlements (recoveries), net.
Since 2014, Conduent Education Services, LLC, formerly Xerox Education Services LLC (CES), has cooperated with several federal and state agencies regarding a variety of matters, including CES' self-disclosure to the U.S. Department of Education (Department) and the Consumer Financial Protection Bureau (CFPB) that some third-party student loans under outsourcing arrangements for various financial institutions required adjustments. With the exception of one remaining state attorney general inquiry, the Company has resolved all investigations by the CFPB, several state agencies, the Department and the U.S. Department of Justice. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which CES serviced third-party student loans, or another party will not ultimately commence a legal action against CES in which fines, penalties or other liabilities are sought from CES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of currently recorded reserves. The Company could, in future periods, incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2023, the Company had $631 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $91 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.

CNDT Q1 2023 Form 10-Q

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

Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended March 31,
(in millions, except per share data in whole dollars and shares in thousands)	2023	2022
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(6)	$136
Dividend - Preferred Stock	(2)	(2)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(8)	$134

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(6)	$136
Dividend - Preferred Stock	(2)	—
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(8)	$136

Weighted Average Common Shares Outstanding - Basic	218,410	215,503
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	—	2,994
8% Convertible Preferred Stock	—	5,393
Weighted Average Common Shares Outstanding - Diluted	218,410	223,890

Net Earnings (Loss) per Share:
Basic	$(0.04)	$0.62
Diluted	$(0.04)	$0.61

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	5,574	2,698
Convertible preferred stock	5,393	—
Total Anti-Dilutive and Contingently Issuable Securities	10,967	2,698

CNDT Q1 2023 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	March 31, 2023	December 31, 2022
Other Current Assets
Prepaid expenses	$101	$88
Income taxes receivable	40	41
Value-added tax (VAT) receivable	11	10
Restricted cash	21	16
Current portion of capitalized cloud computing implementation costs, net	4	5
Other	100	82
Total Other Current Assets	$277	$242
Other Current Liabilities
Accrued liabilities	$190	$211
Litigation related accruals	21	37
Current operating lease liabilities	55	57
Restructuring liabilities	26	10
Income tax payable	2	2
Other taxes payable	15	16
Accrued interest	14	6
Other	52	43
Total Other Current Liabilities	$375	$382
Other Long-term Assets
Internal use software, net	$188	$189
Deferred contract costs, net	80	82
Product software, net	104	110
Cloud computing implementation costs, net	3	4
Deferred tax assets	30	20
Other	89	84
Total Other Long-term Assets	$494	$489
Other Long-term Liabilities
Income tax liabilities	8	7
Unearned income	40	42
Other	22	20
Total Other Long-term Liabilities	$70	$69

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

CNDT Q1 2023 Form 10-Q

Transactions with related parties were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue from related parties	$2	$3
Purchases from related parties	$6	$5

The Company's receivable and payable balances with related party entities were not material as of March 31, 2023 and December 31, 2022.

CNDT Q1 2023 Form 10-Q

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
Overview
As a global technology-led business process solutions company, we deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating exceptional outcomes for our clients and the millions of people who count on them. Through a dedicated global team of associates, process expertise, and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs. We add momentum to our clients’ missions in many ways including delivering 43 percent of nutrition assistance payments in the U.S., enabling 1.3 billion customer service interactions annually, empowering millions of employees through HR services every year and processing nearly 12 million tolling transactions every day.
Headquartered in Florham Park, New Jersey, we have a team of approximately 59,000 associates as of March 31, 2023, servicing customers from service centers in 25 countries.
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

CNDT Q1 2023 Form 10-Q

Executive Summary
During the first quarter of 2023, we held an investor briefing to communicate the next chapter in the Conduent journey. Our intense emphasis on growth, quality, and efficiency, beginning in the first quarter of 2020 resulted in a strengthened foundation and we remain focused on accelerating growth and enhancing value for our stakeholders. We intend to achieve this by doubling down on key themes outlined in the briefing, as well as through a process of portfolio rationalization, divesting certain solutions which have either scarcity value outside of Conduent or are capital intensive relative to their growth opportunity, enabling management bandwidth and capital investments to be focused on solutions where we believe we have competitive advantages or higher growth expectations.
This renewed portfolio focus will result in a more nimble and faster growing Conduent with modest levels of net leverage, enhanced valuation, and significant excess capital to be deployed over time.
Macroeconomic and Geopolitical Uncertainty
Given the nature of our business and our global operations, the effects of global macroeconomic and geopolitical uncertainty could have a materially adverse effect on our business, results of operations and financial condition.
Financial Information and Analysis of Results of Operations

	Three Months Ended March 31,		2023 vs. 2022
($ in millions)	2023	2022	$ Change	% Change
Revenue	$922	$967	$(45)	(5)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	720	755	(35)	(5)%
Selling, general and administrative (excluding depreciation and amortization)	111	102	9	9%
Research and development (excluding depreciation and amortization)	2	1	1	100%
Depreciation and amortization	61	61	—	—%
Restructuring and related costs	29	9	20	222%
Interest expense	27	19	8	42%
(Gain) loss on divestitures and transaction costs, net	2	(163)	165	n/m
Litigation settlements (recoveries), net	(21)	(28)	7	(25)%
Other (income) expenses, net	(1)	1	(2)	n/m
Total Operating Costs and Expenses	930	757	173

Income (Loss) Before Income Taxes	(8)	210	(218)
Income tax expense (benefit)	(2)	74	(76)
Net Income (Loss)	$(6)	$136	$(142)
Revenue
Revenue for the three months ended March 31, 2023 decreased, compared to the prior year period, primarily due to non-repeating federal stimulus revenue, lost business in our Government and Commercial segments, extended completion timelines to meet client requirements in the Transit solutions division of our Transportation segment and the impact of an out of period adjustment in our Government segment further described below, partially offset by higher interest rates positively impacting our Benefit Wallet business and new business ramp.
In the first quarter of 2023, the Company identified an error and recorded an out-of-period adjustment to correct the recognition of revenue on a Government segment contract that originated in 2020 and impacted all quarterly periods through December 31, 2022. This adjustment resulted in a reduction to revenue and income (loss) before income taxes of $7 million.

CNDT Q1 2023 Form 10-Q

Cost of Services (excluding depreciation and amortization)
Cost of services for the three months ended March 31, 2023 decreased, compared to the prior year periods, primarily driven by the impact of reduced revenue and a $17 million reversal of liabilities due to the settlement of the Cognizant matter described in Note 12 – Contingencies and Litigation to the Condensed Consolidated Financial Statements.
Selling, General and Administrative (SG&A) (excluding depreciation and amortization)
SG&A for the three months ended March 31, 2023 increased, compared to the prior year period, driven by the absence of the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter that occurred in 2022.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2023 was unchanged from the prior year. This reflects new depreciation from recent capital expenditures being offset by run-off of depreciation on older assets.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. In addition, during the three months ended March 31, 2023, the Company also incurred $4 million of professional support costs associated with bringing certain technology functions in-house. The following are the components of our Restructuring and related costs:

	Three Months Ended March 31,
(in millions)	2023	2022
Severance and related costs	$20	$—
Data center consolidation costs	2	4
Termination, insourcing and asset impairment costs	7	4
Total net current period charges	29	8
Consulting and other costs(1)	—	1
Restructuring and related costs	$29	$9
___________
(1)Represents professional support costs associated with certain strategic transformation programs.
The severance and related costs included costs related to the closure of one of our Commercial segment operations in Europe.
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The increase in Interest expense for the three months ended March 31, 2023, compared to the prior year periods, was driven by higher interest rates on our credit facilities, partially offset by a lower total outstanding debt balance.
(Gain) Loss on Divestitures and Transaction Costs
The divestiture of the Midas business in the first quarter of 2022 resulted in a gain of $166 million ($165 million in the first quarter of 2022 and $1 million in the second quarter of 2022). Additionally, professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company are included in this financial statement line item for both years.

CNDT Q1 2023 Form 10-Q

Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the three months ended March 31, 2023 primarily consist of a $26 million reversal of reserves due to the settlement of the Cognizant matter.
Litigation settlements (recoveries), net for the three months ended March 31, 2022 primarily consist of $24 million of insurance recoveries recorded in the first quarter of 2022 related to the previously disclosed State of Texas matter.
Refer to Note 12 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.
Income Taxes
The effective tax rate for the three months ended March 31, 2023 was 20.8%, compared to 35.2% for the three months ended March 31, 2022. The March 31, 2023 rate approximates the U.S. statutory rate of 21%.
The effective tax rate for the three months ended March 31, 2022 was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, state and local taxes and permanently non-deductible amounts related to the divestiture transaction, partially offset by the tax benefit of valuation allowances released due to the gain from divestiture and tax credits.
Excluding the impact of restructuring costs, litigation reserve releases, valuation allowance and certain discrete tax items, the normalized effective tax rate for the three months ended March 31, 2023 was 35.0%. The normalized effective tax rate for the three months ended March 31, 2022 was 29.6%, predominantly due to excluding the impact of the Midas divestiture, the litigation insurance recoveries, amortization of intangible assets, restructuring costs and certain discrete tax items. The normalized effective tax rate for the three months ended March 31, 2023 was higher than the three months ended March 31, 2022 due to the geographic mix of income.
Operations Review of Segment Revenue and Profit
Our financial performance is based on Segment Profit/(Loss) and Segment Adjusted EBITDA for the following three segments:
•Commercial;
•Government; and
•Transportation.
Divestitures includes our Midas business which was sold in the first quarter of 2022.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.

CNDT Q1 2023 Form 10-Q

Results of financial performance by segment were:

	Three Months Ended March 31,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$508	$264	$150	$—	$—	$922
Segment profit (loss)	$35	$73	$(8)	$—	$(70)	$30
Segment depreciation and amortization	$30	$10	$11	$—	$9	$60
Adjusted EBITDA	$65	$83	$3	$—	$(61)	$90

% of Total Revenue	55.1%	28.6%	16.3%	—%	—%	100.0%
Adjusted EBITDA Margin	12.8%	31.4%	2.0%	—%	—%	9.8%

2022
Revenue	$512	$286	$162	$7	$—	$967
Segment profit (loss)	$28	$75	$8	$2	$(59)	$54
Segment depreciation and amortization	$26	$8	$9	$—	$12	$55
Adjusted EBITDA	$54	$83	$17	$2	$(47)	$109

% of Total Revenue	52.9%	29.6%	16.8%	0.7%	—%	100.0%
Adjusted EBITDA Margin	10.5%	29.0%	10.5%	—%	—%	11.3%

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2023	2022
Income (Loss) Before Income Taxes	$(8)	$210
Reconciling items:
Amortization of acquired intangible assets	2	6
Restructuring and related costs	29	9
Interest expense	27	19
(Gain) loss on divestitures and transaction costs	2	(163)
Litigation settlements (recoveries)	(21)	(28)
Other (income) expenses, net	(1)	1
Segment Profit (Loss)	$30	$54
Segment depreciation and amortization (including contract inducements)	60	55
Adjusted EBITDA	$90	$109
Commercial Segment
Revenue
Commercial revenue for the three months ended March 31, 2023 was lower compared to the prior year period primarily due to the final impact of the merger of two of our clients disclosed in the second quarter of 2022 resulting in lower volumes, partially offset by higher interest rates positively impacting our Benefit Wallet business.
Segment Profit and Adjusted EBITDA
Increases in the Commercial segment profit, adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2023, compared to the prior year period, were mainly driven by higher interest rates positively impacting our Benefit Wallet business.

CNDT Q1 2023 Form 10-Q

Government Segment
Revenue
Government revenue for the three months ended March 31, 2023 decreased, compared to the prior year period. This decrease was primarily driven by non-repeating federal stimulus revenue, lost business from prior years and the out of period adjustment mentioned above, partially offset by the ramping of new business in Government Healthcare solutions and higher volumes in Government services solutions.
Segment Profit and Adjusted EBITDA
Government segment profit and adjusted EBITDA for the three months ended March 31, 2023 were substantially unchanged compared to the prior year period with the $17 million reversal of reserves due to the settlement of the Cognizant matter being offset by the out of period adjustment and lower revenue. Adjusted EBITDA margin improved due to the Cognizant matter partially offset by the out of period adjustment and the non-repeating federal stimulus revenue.
Transportation Segment
Revenue
Transportation revenue for the three months ended March 31, 2023 decreased compared to the prior year period, primarily driven by extended completion timelines to meet client requirements in our Transit solutions service offering, which affected the recognition timeframe for revenue.
Segment Profit and Adjusted EBITDA
Transportation segment profit, adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2023 decreased primarily due to extended completion timelines to meet client requirements in our Transit solutions service offering.
Divestitures
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decline in revenue, segment profit and Adjusted EBITDA for the three months ended March 31, 2023 was due to the sale of the Midas Suite of products. The prior year included activity through the date of disposition whereas there was no activity in the current year.
Unallocated Costs
Unallocated Costs for the three months ended March 31, 2023 increased compared to the prior year period primarily due to the prior year reflecting the recovery of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter, partially offset by progress with our efficiency initiatives.
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
For the three months ended March 31, 2023, the Company signed $125 million of new business ACV.

CNDT Q1 2023 Form 10-Q

Signing information for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,		2023 vs. 2022
($ in millions)	2023(3)	2022(3)	$ Change	% Change
New business ACV	$125	$167	$(42)	(25)%

New business TCV	$244	$464	$(220)	(47)%
Renewals TCV	390	936	(546)	(58)%
Total Signings	$634	$1,400	$(766)	(55)%

Annual recurring revenue signings(1)	$61	$108	$(47)	(44)%
Non-recurring revenue signings(2)	$67	$62	$5	8%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove Midas new business signings.
The total new business pipeline at the end of March 31, 2023 and 2022 was $23.2 billion and $22.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
March 31, 2023	$108
December 31, 2022	114
September 30, 2022	70
June 30, 2022	104
March 31, 2022	102

Capital Resources and Liquidity
As of March 31, 2023 and December 31, 2022, total cash and cash equivalents were $526 million and $582 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $2 million was used for letters of credit. The net amount available to be drawn upon under our revolving line of credit as of March 31, 2023, was $548 million.
As of March 31, 2023, our total debt outstanding was $1,277 million of which $38 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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

CNDT Q1 2023 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2023	2022	Better (Worse)
Net cash provided by (used in) operating activities	$(12)	$11	$(23)
Net cash provided by (used in) investing activities	$(22)	$273	(295)
Net cash provided by (used in) financing activities	$(19)	$(110)	91
Operating activities
The net decrease in cash generated from operating activities of $23 million, compared to the prior year period, was primarily related to the absence of the $38 million of insurance recoveries related to the previously disclosed State of Texas matter.
Investing activities
Investing cash flow decreased by $295 million primarily due to the proceeds from the divestiture of the Midas business in the prior year, partially offset by decreased capital spending in the current year.
Financing activities
The decrease in cash used in financing activities was primarily related to the repayment of the $100 million borrowed under the revolver in the prior year partially offset by higher taxes paid for settlement of stock-based compensation.
Sales of Accounts Receivable
We have entered into a factoring agreement in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to a third-party financial institution. The transactions under this agreement are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over, and risk related to, the receivables to the buyer. Cash proceeds from this arrangement are included in cash flow from operating activities in the Consolidated Statements of Cash Flows.
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the three months ended March 31, 2023 and 2022 was $(27) million and $(8) million, respectively.
Material Cash Requirements from Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled $526 million as of March 31, 2023, along with cash generated by operations and amounts available for borrowing under its 2021 Revolving Credit Facility, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
At March 31, 2023, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our material cash requirements.
Critical Accounting Estimates and Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements and notes thereto. There have been no significant changes during the three months ended March 31, 2023 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

CNDT Q1 2023 Form 10-Q

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
During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 12 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

CNDT Q1 2023 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended March 31, 2023
During the quarter ended March 31, 2023, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Issuer Purchases of Equity Securities during the Quarter ended March 31, 2023
None.
ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated December 23, 2016.
3.2	Amended and Restated By-Laws of Registrant as amended through December 31, 2016.
Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K dated December 23, 2016.
10.6(a)(i)	Form of Restricted Stock Unit Award Agreement 2023 under the 2021 PIP.
10.6(a)(ii)	Form of Performance Stock Unit Award Agreement 2023 (Revenue Growth) under the 2021 PIP.
10.6(a)(iii)	Form of Performance Stock Unit Award Agreement 2023 (rTSR) under the 2021 PIP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT Q1 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2023

CNDT Q1 2023 Form 10-Q