Form 10-Q
period 2023-06-30
CONDUENT Inc
filed 2023-08-02
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at July 31, 2023
Common Stock,	$0.01 par value	217,743,723

CNDT Q2 2023 Form 10-Q

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; risk and impact of geopolitical events and increasing geopolitical tensions (such as the war in Ukraine), macroeconomic conditions, natural disasters and other factors (such as pandemics, including coronavirus) in a particular country or region on our workforce, customers and vendors; conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes; relying on third party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; the continuing effects of the COVID-19 pandemic on our business, operations, financial results and financial condition, which is dependent on developments which are uncertain and cannot be predicted; expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business; we cannot guarantee that our stock repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value and repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; changes in tax and other laws and regulations; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to receive dividends or other payments from our subsidiaries; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; changes in government regulation and economic, strategic, political and social conditions; volatility of our stock price and the risk of litigation following a decline in the price of our stock; economic factors such as inflation, the level of economic activity and labor market conditions, as well as rising interest rates; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q as well as in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q2 2023 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

June 30, 2023

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q2 2023 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue	$915	$928	$1,837	$1,895

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	704	727	1,424	1,482
Selling, general and administrative (excluding depreciation and amortization)	118	113	229	215
Research and development (excluding depreciation and amortization)	1	2	3	3
Depreciation and amortization	57	53	118	114
Restructuring and related costs	13	11	42	20
Interest expense	27	18	54	37
(Gain) loss on divestitures and transaction costs, net	3	3	5	(160)
Litigation settlements (recoveries), net	(1)	(3)	(22)	(31)
Other (income) expenses, net	—	(1)	(1)	—
Total Operating Costs and Expenses	922	923	1,852	1,680

Income (Loss) Before Income Taxes	(7)	5	(15)	215

Income tax expense (benefit)	—	5	(2)	79
Net Income (Loss)	$(7)	$—	$(13)	$136

Net Income (Loss) per Share:
Basic	$(0.04)	$(0.01)	$(0.08)	$0.61
Diluted	$(0.04)	$(0.01)	$(0.08)	$0.60

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net Income (Loss)	$(7)	$—	$(13)	$136
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	4	(40)	21	(45)
Unrecognized gains (losses), net	—	—	1	(1)
Other Comprehensive Income (Loss), Net	4	(40)	22	(46)

Comprehensive Income (Loss), Net	$(3)	$(40)	$9	$90
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$500	$582
Accounts receivable, net	583	630
Contract assets	187	171
Other current assets	247	242
Total current assets	1,517	1,625
Land, buildings and equipment, net	252	266
Operating lease right-of-use assets	192	197
Intangible assets, net	36	39
Goodwill	967	955
Other long-term assets	489	489
Total Assets	$3,453	$3,571
Liabilities and Equity
Current portion of long-term debt	$41	$35
Accounts payable	169	228
Accrued compensation and benefits costs	180	197
Unearned income	80	81
Other current liabilities	325	382
Total current liabilities	795	923
Long-term debt	1,274	1,277
Deferred taxes	75	83
Operating lease liabilities	159	160
Other long-term liabilities	81	69
Total Liabilities	2,384	2,512

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(1)	—
Additional paid-in capital	3,931	3,924
Retained earnings (deficit)	(2,561)	(2,543)
Accumulated other comprehensive loss	(444)	(466)
Total Equity	927	917
Total Liabilities and Equity	$3,453	$3,571

Shares of common stock issued and outstanding	218,246	218,348
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	267	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(13)	$136
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	118	114
Contract inducement amortization	2	1
Deferred income taxes	(14)	32
Amortization of debt financing costs	2	2
(Gain) loss on divestitures and sales of fixed assets, net	—	(166)
Stock-based compensation	8	9
Changes in operating assets and liabilities:
Accounts receivable	50	(2)
Other current and long-term assets	(60)	(85)
Accounts payable and accrued compensation and benefits costs	(68)	(37)
Other current and long-term liabilities	(41)	(17)
Net change in income tax assets and liabilities	(6)	8
Net cash provided by (used in) operating activities	(22)	(5)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(20)	(51)
Cost of additions to internal use software	(22)	(32)
Proceeds from divestitures	—	325
Net cash provided by (used in) investing activities	(42)	242
Cash Flows from Financing Activities:
Payments on revolving credit facility	—	(100)
Payments on debt	(20)	(16)
Treasury stock purchases	(1)	—
Taxes paid for settlement of stock-based compensation	(6)	—
Dividends paid on preferred stock	(5)	(5)
Net cash provided by (used in) financing activities	(32)	(121)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	(93)	110
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	598	420
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$505	$530
 ___________
(1)Includes $5 million and $11 million of restricted cash as of June 30, 2023 and 2022, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2023	$2	$—	$3,926	$(2,551)	$(448)	$929
Dividends - preferred stock, $20/share	—	—	—	(3)	—	(3)
Stock incentive plans, net	—	—	5	—	—	5
Treasury stock purchases	—	(1)	—	—	—	(1)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(7)	—	(7)
Other comprehensive income (loss), net	—	—	—	—	4	4
Total Comprehensive Income (Loss), Net	—	—	—	(7)	4	(3)
Balance at June 30, 2023	$2	$(1)	$3,931	$(2,561)	$(444)	$927

	Three Months Ended June 30, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at March 31, 2022	$2	$—	$3,912	$(2,217)	$(435)	$1,262
Dividends - preferred stock, $20/share	—	—	—	(3)	—	(3)
Stock incentive plans, net	—	—	6	—	—	6
Treasury stock purchases	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	—	—	—
Other comprehensive income (loss), net	—	—	—	—	(40)	(40)
Total Comprehensive Income (Loss), Net	—	—	—	—	(40)	(40)
Balance at June 30, 2022	$2	$—	$3,918	$(2,220)	$(475)	$1,225

	Six Months Ended June 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2022	$2	$—	$3,924	$(2,543)	$(466)	$917
Dividends - preferred stock, $20/share	—	—	—	(5)	—	(5)
Stock incentive plans, net	—	—	7	—	—	7
Treasury stock purchases	—	(1)	—	—	—	(1)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(13)	—	(13)
Other comprehensive income (loss), net	—	—	—	—	22	22
Total Comprehensive Income (Loss), Net	—	—	—	(13)	22	9
Balance at June 30, 2023	$2	$(1)	$3,931	$(2,561)	$(444)	$927

	Six Months Ended June 30, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Shareholders' Equity
Balance at December 31, 2021	$2	$—	$3,910	$(2,351)	$(429)	$1,132
Dividends - preferred stock, $20/share	—	—	—	(5)	—	(5)
Stock incentive plans, net	—	—	8	—	—	8
Treasury stock purchases	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	136	—	136
Other comprehensive income (loss), net	—	—	—	—	(46)	(46)
Total Comprehensive Income (Loss), Net	—	—	—	136	(46)	90
Balance at June 30, 2022	$2	$—	$3,918	$(2,220)	$(475)	$1,225
 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2023 Form 10-Q

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. As a global technology-led business process solutions company, Conduent delivers digital business solutions and services spanning the commercial, government and transportation spectrum – creating exceptional outcomes for its clients and the millions of people who count on them. The Company leverages cloud computing, artificial intelligence, machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of associates, process expertise, and advanced technologies, Conduent’s solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
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
The Company has evaluated subsequent events through August 2, 2023, and no material subsequent events were identified.
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
As of June 30, 2023, the effects of global macroeconomic and geopolitical uncertainty on the Company's business, results of operations and financial condition continue to evolve. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT Q2 2023 Form 10-Q

To the extent there are significant contract losses, potential disposition or sale of assets and rising interest rates in response to persistent inflation, there exists a risk that the fair value of the Commercial reporting unit could fall below its carrying value, resulting in a goodwill impairment charge.
Summary of Significant Accounting Policies
There have been no changes to the Company's Significant Accounting Policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 other than the addition of a policy related to a share repurchase program as described below.

Share Repurchase Program
On May 16, 2023, the Board of Directors authorized a share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock over the next three years. The Company has the discretion to repurchase shares periodically through open market transactions and may include Rule 10b5-1 trading plans.
This share repurchase program does not obligate the Company to acquire a specific number of shares and the program may be modified, suspended or discontinued at any time at the Company’s discretion without prior notice.
The Company holds repurchased shares of common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders' equity. The Company accrues the cost of repurchased shares and excludes such shares from the calculation of basic and diluted earnings per share, as of the trade date. The Company recognizes a liability for share repurchases which have not settled and for which cash has not been paid in Other current liabilities on the Company's Condensed Consolidated Balance Sheets.
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

CNDT Q2 2023 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Commercial:
Customer experience management	$142	$145	$319	$306
Business operations solutions	127	126	262	277
Healthcare claims and administration solutions	89	88	179	178
Human capital solutions	113	111	219	221
Total Commercial	471	470	979	982
Government:
Government healthcare solutions	151	143	294	288
Government services solutions	119	136	240	277
Total Government	270	279	534	565
Transportation:
Road usage charging & management solutions	81	81	156	157
Transit solutions	56	57	96	106
Curbside management solutions	20	22	39	41
Public safety solutions	15	17	29	33
Commercial vehicles	2	2	4	4
Total Transportation	174	179	324	341
Divestitures	—	—	—	7
Total Consolidated Revenue	$915	$928	$1,837	$1,895

Timing of Revenue Recognition:
Point in time	$24	$26	$51	$45
Over time	891	902	1,786	1,850
Total Revenue	$915	$928	$1,837	$1,895

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
The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	June 30, 2023	December 31, 2022
Contract Assets (Unearned Income)
Current contract assets	$187	$171
Long-term contract assets(1)	12	12
Current unearned income	(80)	(81)
Long-term unearned income(2)	(52)	(42)
Net Contract Assets	$67	$60
Accounts receivable, net	$583	$630
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

CNDT Q2 2023 Form 10-Q

Revenues of $13 million and $42 million were recognized during the three and six months ended June 30, 2023, respectively, related to the Company's unearned income at December 31, 2022. Revenues of $18 million and $53 million were recognized during the three and six months ended June 30, 2022, respectively, related to the Company's unearned income at December 31, 2021.
The Company had no material asset impairment charges related to contract assets for the three and six months ended June 30, 2023 or 2022.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2023 was approximately $1.6 billion. The Company expects to recognize approximately 61% of this revenue over the next two years and the remainder thereafter.

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
Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$471	$270	$174	$—	$—	$915
Segment profit (loss)	$46	$67	$3	$—	$(79)	$37

2022
Revenue	$470	$279	$179	$—	$—	$928
Segment profit (loss)	$22	$70	$16	$—	$(72)	$36

CNDT Q2 2023 Form 10-Q

	Six Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$979	$534	$324	$—	$—	$1,837
Segment profit (loss)	$81	$140	$(5)	$—	$(149)	$67

2022
Revenue	$982	$565	$341	$7	$—	$1,895
Segment profit (loss)	$50	$145	$24	$2	$(131)	$90

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2023	2022	2023	2022
Income (Loss) Before Income Taxes	$(7)	$5	$(15)	$215
Reconciling items:
Amortization of acquired intangible assets	2	3	4	9
Restructuring and related costs	13	11	42	20
Interest expense	27	18	54	37
(Gain) loss on divestitures and transaction costs, net	3	3	5	(160)
Litigation settlements (recoveries), net	(1)	(3)	(22)	(31)
Other (income) expenses, net	—	(1)	(1)	—
Segment Profit (Loss)	$37	$36	$67	$90
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

Note 5 – Divestiture
On February 8, 2022, the Company completed the sale of its Midas business to Symplr Software, Inc. The Company received $322 million of cash consideration for this divestiture ($321 million in the first quarter of 2022 and $1 million in the second quarter of 2022). The divestiture generated a pre-tax gain of $166 million ($165 million in the first quarter of 2022 and $1 million in the second quarter of 2022), which is included in (Gain) loss on divestitures and transaction costs, net. The Company recorded approximately $62 million of income taxes in connection with the divestiture. The revenue generated by this business was $7 million for the six months ended June 30, 2022. There was no revenue generated by this business for the three months ended June 30, 2022.
Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to exiting certain activities, downsizing its employee base, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset (ROU) impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $2 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and $4 million and $7 million for the six months ended June 30, 2023 and 2022, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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

CNDT Q2 2023 Form 10-Q

A summary of the Company's restructuring program activity during the six months ended June 30, 2023 and 2022 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2022	$10	$—	$—	$10
Provision	23	13	6	42
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	23	13	6	42
Charges against reserve and currency	(14)	(13)	(6)	(33)
Accrued Balance at June 30, 2023	$19	$—	$—	$19

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2021	$5	$1	$—	$6
Provision	2	11	6	19
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	1	11	6	18
Charges against reserve and currency	(5)	(11)	(6)	(22)
Accrued Balance at June 30, 2022	$1	$1	$—	$2
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

During the three and six months ended June 30, 2023, the Company incurred $2 million and $6 million, respectively, of professional support costs associated with bringing certain technology functions in-house.
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Commercial	$3	$1	$23	$1
Government	—	—	—	—
Transportation	—	—	—	—
Divestitures	—	—	—	—
Unallocated Costs(1)	10	9	19	17
Total Net Restructuring Charges	$13	$10	$42	$18
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 7 – Debt
Long-term debt was as follows:

(in millions)	June 30, 2023	December 31, 2022
Term loan A due 2026	$245	$252
Term loan B due 2028	507	510
Senior notes due 2029	520	520
Revolving credit facility maturing 2026	—	—
Finance lease obligations	34	20
Other	30	33
Principal debt balance	1,336	1,335
Debt issuance costs and unamortized discounts	(21)	(23)
Less: current maturities	(41)	(35)
Total Long-term Debt	$1,274	$1,277

CNDT Q2 2023 Form 10-Q

As of June 30, 2023, the Company had no outstanding borrowings under its Revolver. However, the Company utilized $2 million of the Revolver to issue letters of credit as of June 30, 2023. The net Revolver available to be drawn upon as of June 30, 2023 was $548 million.
At June 30, 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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
At June 30, 2023 and December 31, 2022, the Company had outstanding forward exchange contracts with gross notional values of $119 million and $104 million, respectively. At June 30, 2023, approximately 69% of these contracts mature within three months, 12% in three to six months, 15% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.
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

CNDT Q2 2023 Form 10-Q

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases was Level 2.

(in millions)	June 30, 2023	December 31, 2022
Assets:
Foreign exchange contract - forward	$1	$—
Total Assets	$1	$—
Liabilities:
Foreign exchange contracts - forward	$—	$1
Total Liabilities	$—	$1
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,274	$1,173	$1,277	$1,155
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
The Company recognized an expense related to its defined contribution plans of $3 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and $6 million and $8 million for the six months ended June 30, 2023 and 2022, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

Note 11 – Accumulated Other Comprehensive Loss (AOCL)
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2022	$(472)	$1	$5	$(466)
Other comprehensive income (loss)	21	1	—	22
Balance at June 30, 2023	$(451)	$2	$5	$(444)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2021	$(431)	$2	$—	$(429)
Other comprehensive income (loss)	(45)	(1)	—	(46)
Balance at June 30, 2022	$(476)	$1	$—	$(475)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT Q2 2023 Form 10-Q

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of June 30, 2023. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property (such as patents), environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of June 30, 2023, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
Litigation Against the Company
Employees’ Retirement System of the Puerto Rico Electric Power Authority et al v. Conduent Inc. et al.: On March 8, 2019, a putative class action lawsuit alleging violations of certain federal securities laws in connection with our statements and alleged omissions regarding the Company's financial guidance and business and operations was filed against the Company, its former Chief Executive Officer, and its former Chief Financial Officer in the United States District Court for the District of New Jersey (the Court). The complaint sought certification of a class of all persons who purchased or otherwise acquired the Company's securities from February 21, 2018 through November 6, 2018, and also sought unspecified monetary damages, costs, and attorneys’ fees. The Company moved to dismiss the class action complaint in its entirety. In June 2020, the Court denied the motion to dismiss and allowed the claims to proceed. The Court granted Class Certification on February 28, 2022. Upon the substantial completion of document discovery, the parties agreed to engage in mediation, and the Court administratively terminated the litigation to permit those efforts to proceed. Without any admission of liability or damages, in the third quarter of 2022, the parties settled this matter following that mediation, and filed the necessary documentation for preliminary approval by the court, class notice, and the claims administration process. The Court granted preliminary approval of the settlement terms and related documentation on January 27, 2023, and conducted the final Settlement Hearing on May 24, 2023, at which time the settlement received final approval as did plaintiffs' fee request. The Court's preliminary order had previously noted that it "will likely be able to approve the proposed Settlement as fair, reasonable and adequate under Federal Rule of Civil Procedure 23(e)(2)." As a result, during the fourth quarter of 2022, the Company reversed the reserve pertaining to this matter. The Company maintains insurance that covers the costs arising out of this litigation and resulting settlement having met the deductible and other terms and conditions thereof.

CNDT Q2 2023 Form 10-Q

Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs Skyview LLC (Skyview) filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC's (CBS) select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (Notes). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, Conduent filed a counterclaim against Skyview seeking the outstanding balance on the Notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. Conduent also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Fact and expert discovery has been concluded and the parties filed summary judgment motions on July 24, 2023. Conduent denies all of the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and will continue to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.
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

CNDT Q2 2023 Form 10-Q

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
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2023, the Company had $639 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $97 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
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

CNDT Q2 2023 Form 10-Q

Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data in whole dollars and shares in thousands)	2023	2022	2023	2022
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(7)	$—	$(13)	$136
Dividend - Preferred Stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(10)	$(3)	$(18)	$131

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(7)	$—	$(13)	$136
Dividend - Preferred Stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(10)	$(3)	$(18)	$131

Weighted Average Common Shares Outstanding - Basic	218,394	215,629	218,396	215,561
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	—	—	—	3,241
8% Convertible Preferred Stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	218,394	215,629	218,396	218,802

Net Earnings (Loss) per Share:
Basic	$(0.04)	$(0.01)	$(0.08)	$0.61
Diluted	$(0.04)	$(0.01)	$(0.08)	$0.60

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	12,985	5,852	12,985	6,405
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	18,378	11,245	18,378	11,798

CNDT Q2 2023 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	June 30, 2023	December 31, 2022
Other Current Assets
Prepaid expenses	$85	$88
Income taxes receivable	45	41
Value-added tax (VAT) receivable	8	10
Restricted cash	5	16
Other	104	87
Total Other Current Assets	$247	$242
Other Current Liabilities
Accrued liabilities	$178	$211
Litigation related accruals	15	37
Current operating lease liabilities	55	57
Restructuring liabilities	19	10
Income tax payable	—	2
Other taxes payable	12	16
Accrued interest	6	6
Other	40	43
Total Other Current Liabilities	$325	$382
Other Long-term Assets
Internal use software, net	$184	$189
Deferred contract costs, net	88	82
Product software, net	104	110
Deferred tax assets	26	20
Other	87	88
Total Other Long-term Assets	$489	$489
Other Long-term Liabilities
Income tax liabilities	7	7
Unearned income	52	42
Other	22	20
Total Other Long-term Liabilities	$81	$69

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

CNDT Q2 2023 Form 10-Q

Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue from related parties	$3	$3	$5	$6
Purchases from related parties	$6	$8	$12	$13

The Company's receivable and payable balances with related party entities were not material as of June 30, 2023 and December 31, 2022.

CNDT Q2 2023 Form 10-Q

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
Overview
As a global technology-led business process solutions company, we deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating exceptional outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence, machine learning, automation and advanced analytics to deliver mission-critical services. Through a dedicated global team of associates, process expertise, and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs. We add momentum to our clients’ missions in many ways including delivering 43 percent of nutrition assistance payments in the U.S., enabling 1.3 billion customer service interactions annually, empowering millions of employees through HR services every year and processing nearly 12 million tolling transactions every day.
Headquartered in Florham Park, New Jersey, we have a team of approximately 57,000 associates as of June 30, 2023, servicing customers from service centers in 25 countries.
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

CNDT Q2 2023 Form 10-Q

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
During the second quarter of 2023 we achieved the following:
•Signed our largest TCV deal in the history of Conduent within our Transportation segment, growing our international presence in Australia;
•Positioned our digital payments offering, in partnership with BNY Mellon, to leverage the newly released FedNowSM capability and provide enhanced real-time payment coverage to our clients;
•Had significantly less client attrition in the quarter, progressing towards the 3% to 5% range articulated in the investor briefing, and drove our Net ARR activity metric higher;
•Continued to make progress in our portfolio rationalization strategy; and
•On May 16, 2023, the Board of Directors authorized a share repurchase program, granting approval for us to repurchase up to $75 million of our common stock over the next three years. See additional information included in Part II, Item 2.
Macroeconomic and Geopolitical Uncertainty
Given the nature of our business and our global operations, the effects of global macroeconomic and geopolitical uncertainty could have a materially adverse effect on our business, results of operations and financial condition.
Financial Information and Analysis of Results of Operations

	Three Months Ended June 30,		2023 vs. 2022
(in millions)	2023	2022	$ Change	% Change
Revenue	$915	$928	$(13)	(1)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	704	727	(23)	(3)%
Selling, general and administrative (excluding depreciation and amortization)	118	113	5	4%
Research and development (excluding depreciation and amortization)	1	2	(1)	(50)%
Depreciation and amortization	57	53	4	8%
Restructuring and related costs	13	11	2	18%
Interest expense	27	18	9	50%
(Gain) loss on divestitures and transaction costs, net	3	3	—	—%
Litigation settlements (recoveries), net	(1)	(3)	2	(67)%
Other (income) expenses, net	—	(1)	1	n/m
Total Operating Costs and Expenses	922	923	(1)

Income (Loss) Before Income Taxes	(7)	5	(12)
Income tax expense (benefit)	—	5	(5)
Net Income (Loss)	$(7)	$—	$(7)

CNDT Q2 2023 Form 10-Q

	Six Months Ended June 30,		2023 vs. 2022
(in millions)	2023	2022	$ Change	% Change
Revenue	$1,837	$1,895	$(58)	(3)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	1,424	1,482	(58)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	229	215	14	7%
Research and development (excluding depreciation and amortization)	3	3	—	—%
Depreciation and amortization	118	114	4	4%
Restructuring and related costs	42	20	22	110%
Interest expense	54	37	17	46%
(Gain) loss on divestitures and transaction costs, net	5	(160)	165	n/m
Litigation settlements (recoveries), net	(22)	(31)	9	(29)%
Other (income) expenses, net	(1)	—	(1)	n/m
Total Operating Costs and Expenses	1,852	1,680	172

Income (Loss) Before Income Taxes	(15)	215	(230)
Income tax expense (benefit)	(2)	79	(81)
Net Income (Loss)	$(13)	$136	$(149)
Revenue
Revenue for the three months ended June 30, 2023 decreased moderately, compared to the prior year period, primarily due to lost business from prior periods, lower volumes in our Commercial segment and prior year non-repeating federal stimulus revenue in our Government segment, partially offset by higher interest rates positively impacting our Benefit Wallet business, new business ramp and higher volumes in our Government segment.
Revenue for the six months ended June 30, 2023 decreased, compared to the prior year period, primarily due to prior year non-repeating federal stimulus revenue, lost business in our Government and Commercial segments, extended completion timelines to meet client requirements in the Transit solutions division of our Transportation segment and the impact of an out of period adjustment in our Government segment in the first quarter of 2023, partially offset by higher interest rates positively impacting our Benefit Wallet business and new business ramp.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three months ended June 30, 2023 decreased, compared to the prior year period, due to favorable revenue mix.
Cost of services for the six months ended June 30, 2023 decreased, compared to the prior year period, primarily driven by the impact of reduced revenue and a $17 million reversal of liabilities due to the settlement of the Cognizant matter described in Note 12 – Contingencies and Litigation to the Condensed Consolidated Financial Statements.
Selling, General and Administrative (SG&A) (excluding depreciation and amortization)
SG&A for the three months ended June 30, 2023 increased, compared to the prior year period, driven by higher variable employee costs and expense credits in the prior year, partially offset by cost efficiencies.
SG&A for the six months ended June 30, 2023 increased, compared to the prior year period, driven by the absence of the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter that occurred in 2022.

CNDT Q2 2023 Form 10-Q

Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2023 increased compared to the prior year periods, driven by completed capital investments being placed into service.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. During the three and six months ended June 30, 2023, the Company incurred $2 million and $6 million, respectively, of professional support costs associated with bringing certain technology functions in-house. The following are the components of our Restructuring and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Severance and related costs	$3	$1	$23	$1
Data center consolidation costs	2	3	4	7
Termination, insourcing and asset impairment costs	8	6	15	10
Total net current period charges	13	10	42	18
Consulting and other costs(1)	—	1	—	2
Restructuring and related costs	$13	$11	$42	$20
___________
(1)Represents professional support costs associated with certain strategic transformation programs.
Severance and related costs for the six months ended June 30, 2023 include costs related to the closure of one of our Commercial segment operations in Europe.
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The increase in Interest expense for the three and six months ended June 30, 2023, compared to the prior year periods, was driven by higher interest rates on our credit facilities, partially offset by a lower total outstanding debt balance.
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
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the six months ended June 30, 2023 primarily consist of a $26 million reversal of reserves due to the settlement of the Cognizant matter.
Litigation settlements (recoveries), net for the six months ended June 30, 2022 primarily consist of $24 million of insurance recoveries recorded in the first quarter of 2022 related to the previously disclosed State of Texas matter.
Refer to Note 12 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.

CNDT Q2 2023 Form 10-Q

Income Taxes
The effective tax rate for the three months ended June 30, 2023 was (3.3)%, compared to 99.6% for the three months ended June 30, 2022. The June 30, 2023 rate was lower than the U.S. statutory rate of 21% primarily due to the geographic mix of income, valuation allowances, and other non-deductible permanent differences, partially offset by tax credits.
The effective tax rate for the three months ended June 30, 2022 was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, state and local taxes, other non-deductible permanent differences, and valuation allowances, partially offset by tax credits.
Excluding the impact of discrete tax adjustments, amortization of intangible assets and restructuring costs, the normalized effective tax rate for the three months ended June 30, 2023 was 42.2%. The normalized effective tax rate for the three months ended June 30, 2022 was 46.7%, predominantly due to excluding the impact of discrete tax adjustments, amortization of intangible assets, litigation reserves and restructuring costs. The normalized effective tax rate for the three months ended June 30, 2023 was lower than the three months ended June 30, 2022, primarily due to the geographic mix of income.
The effective tax rate for the six months ended June 30, 2023 was 9.2%, compared to 37.0% for the six months ended June 30, 2022. The June 30, 2023 rate was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, valuation allowances, and state and local taxes on pre-tax losses.
The effective tax rate for the six months ended June 30, 2022 was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, state and local taxes and permanently non-deductible amounts related to the divestiture transaction, partially offset by the tax benefit of valuation allowances released due to the gain from divestiture and tax credits.
Excluding the impact of the amortization of intangible assets, restructuring costs and litigation reserve releases, the normalized effective tax rate for the six months ended June 30, 2023 was 40.5%. The normalized effective tax rate for the six months ended June 30, 2022 was 35.2%, predominantly due to excluding the impact of the Midas divestiture, the litigation insurance recoveries, amortization of intangible assets, restructuring costs and certain discrete tax items. The normalized effective tax rate for the six months ended June 30, 2023 was lower than the six months ended June 30, 2022 due to the geographic mix of income and lower adjusted pre-tax income.
In recent months, government agencies and global organizations have had an increased focus on the issues of taxation of multinational corporations. At both the European Union and Organization for Economic Co-operation and Development level, significant legislative developments are anticipated regarding global tax initiatives in the second half of this year. The Company is monitoring such developments and assessing any potential impact and disclosure requirement. We do not anticipate a material impact based on current guidance.
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

CNDT Q2 2023 Form 10-Q

Results of financial performance by segment were:

	Three Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$471	$270	$174	$—	$—	$915
Segment profit (loss)	$46	$67	$3	$—	$(79)	$37
Segment depreciation and amortization	$26	$10	$10	$—	$10	$56
Adjusted EBITDA	$72	$77	$13	$—	$(69)	$93

% of Total Revenue	51.5%	29.5%	19.0%	—%	—%	100.0%
Adjusted EBITDA Margin	15.3%	28.5%	7.5%	—%	—%	10.2%

2022
Revenue	$470	$279	$179	$—	$—	$928
Segment profit (loss)	$22	$70	$16	$—	$(72)	$36
Segment depreciation and amortization	$24	$8	$8	$—	$11	$51
Adjusted EBITDA	$46	$78	$24	$—	$(61)	$87

% of Total Revenue	50.6%	30.1%	19.3%	—%	—%	100.0%
Adjusted EBITDA Margin	9.8%	28.0%	13.4%	—%	—%	9.4%

	Six Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$979	$534	$324	$—	$—	$1,837
Segment profit (loss)	$81	$140	$(5)	$—	$(149)	$67
Segment depreciation and amortization	$56	$20	$21	$—	$19	$116
Adjusted EBITDA	$137	$160	$16	$—	$(130)	$183

% of Total Revenue	53.3%	29.1%	17.6%	—%	—%	100.0%
Adjusted EBITDA Margin	14.0%	30.0%	4.9%	—%	—%	10.0%

2022
Revenue	$982	$565	$341	$7	$—	$1,895
Segment profit (loss)	$50	$145	$24	$2	$(131)	$90
Segment depreciation and amortization	$50	$16	$17	$—	$23	$106
Adjusted EBITDA	$100	$161	$41	$2	$(108)	$196

% of Total Revenue	51.8%	29.8%	18.0%	0.4%	—%	100.0%
Adjusted EBITDA Margin	10.2%	28.5%	12.0%	28.6%	—%	10.3%

CNDT Q2 2023 Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2023	2022	2023	2022
Income (Loss) Before Income Taxes	$(7)	$5	$(15)	$215
Reconciling items:
Amortization of acquired intangible assets	2	3	4	9
Restructuring and related costs	13	11	42	20
Interest expense	27	18	54	37
(Gain) loss on divestitures and transaction costs	3	3	5	(160)
Litigation settlements (recoveries)	(1)	(3)	(22)	(31)
Other (income) expenses, net	—	(1)	(1)	—
Segment Profit (Loss)	$37	$36	$67	$90
Segment depreciation and amortization (including contract inducements)	56	51	$116	$106
Adjusted EBITDA	$93	$87	$183	$196
Commercial Segment
Revenue
Commercial revenue for the three and six months ended June 30, 2023 was substantially unchanged compared to the prior year periods, with higher interest rates positively impacting our Benefit Wallet business, lower volumes in certain industries of our client base, and new business substantially offsetting lost business.
Segment Profit and Adjusted EBITDA
Increases in the Commercial segment profit, adjusted EBITDA and adjusted EBITDA margin for the three and six months ended June 30, 2023, compared to the prior year periods, were mainly driven by higher interest rates positively impacting our Benefit Wallet business and cost efficiency.
Government Segment
Revenue
Government revenue for the three months ended June 30, 2023 decreased compared to the prior year period primarily driven by lost business from prior years and non-repeating federal stimulus revenue in the second quarter of 2022, partially offset by the ramping of new business in Government Healthcare solutions, including the recognition of revenue that was previously constrained, and higher volumes in Government services solutions.
Government revenue for the six months ended June 30, 2023 decreased, compared to the prior year period, primarily driven by lost business from prior years, non-repeating federal stimulus revenue in the prior year and an out of period adjustment in Q1 2023, partially offset by the ramping of new business in Government Healthcare solutions, including the recognition of revenue that was previously constrained, and higher volumes in Government services solutions.
Segment Profit and Adjusted EBITDA
Government segment profit, adjusted EBITDA and adjusted EBITDA margin for the three months ended June 30, 2023 were substantially unchanged compared to the prior year period with increased depreciation negatively impacting profit. The high margin non-repeating federal stimulus revenue in the second quarter of 2022 and lost business from prior years was offset by the fall through of the revenue recognized due to the recognition of revenue that was previously constrained, margin on higher volumes and cost efficiency.
Government segment profit and adjusted EBITDA for the six months ended June 30, 2023 were substantially unchanged compared to the prior year period with increased depreciation negatively impacting profit. The $17 million reversal of reserves due to the settlement of the Cognizant matter, margin on higher volumes, fall through of the recognition of revenue that was previously constrained and cost efficiency, were offset by lost business, the high margin non-repeating federal stimulus revenue in the prior year and the out of period adjustment in the first quarter of 2023. Adjusted EBITDA margin improved due to the substantially unchanged adjusted EBITDA resulting from items mentioned above on lower revenue.

CNDT Q2 2023 Form 10-Q

Transportation Segment
Revenue
Transportation revenue for the three months ended June 30, 2023 decreased compared to the prior year period, primarily driven by the completion of smaller projects and lower revenue recognition from larger implementations in our Transit solutions service offering and lost business from prior years, partially offset by new business.
Transportation revenue for the six months ended June 30, 2023 decreased compared to the prior year period, primarily driven by extended completion timelines to meet client requirements in our Transit solutions service offering, which affected the recognition timeframe for revenue, the completion of smaller projects in our Transit solutions service offering and lost business from prior years, partially offset by new business.
Segment Profit and Adjusted EBITDA
Transportation segment profit, adjusted EBITDA and adjusted EBITDA margin for the three months ended June 30, 2023 decreased primarily due to the completion of smaller projects and lower revenue recognition from larger implementations in our Transit solutions service offering and lost business from prior years.
Transportation segment profit, adjusted EBITDA and adjusted EBITDA margin for the six months ended June 30, 2023 decreased primarily due to extended completion timelines on our larger implementations to meet client requirements, which affected the recognition timeframe for revenue and the completion of smaller projects in our Transit solutions service offering.
Divestitures
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decline in revenue, segment profit and Adjusted EBITDA for the three and six months ended June 30, 2023 was due to the sale of the Midas Suite of products. The prior year included activity through the date of disposition whereas there was no activity in the current year.
Unallocated Costs
Unallocated Costs for the three months ended June 30, 2023 increased compared to the prior year period primarily due to technology supplier credits in the prior year, partially offset by progress with our efficiency initiatives.
Unallocated Costs for the six months ended June 30, 2023 increased compared to the prior year period primarily due to the prior year reflecting the recovery of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter and technology supplier credits in the prior year, partially offset by progress with our efficiency initiatives.
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
For the three and six months ended June 30, 2023, the Company signed $208 million and $333 million of new business ACV, respectively. Included in these amounts is ACV related to the May 2023 award of a significant contract in the Transportation segment.

CNDT Q2 2023 Form 10-Q

Signing information for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		2023 vs. 2022
($ in millions)	2023(3)	2022(3)	$ Change	% Change
New business ACV	$208	$180	$28	16%

New business TCV	$1,361	$396	$965	244%
Renewals TCV	668	302	366	121%
Total Signings	$2,029	$698	$1,331	191%

Annual recurring revenue signings(1)	$111	$100	$11	11%
Non-recurring revenue signings(2)	$354	$82	$272	332%

	Six Months Ended June 30,		2023 vs. 2022
($ in millions)	2023(3)	2022(3)	$ Change	% Change
New business ACV	$333	$347	$(14)	(4)%

New business TCV	$1,605	$860	$745	87%
Renewals TCV	1,058	1,238	(180)	(15)%
Total Signings	$2,663	$2,098	$565	27%

Annual recurring revenue signings(1)	$172	$208	$(36)	(17)%
Non-recurring revenue signings(2)	$421	$144	$277	192%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove Midas new business signings.
The total new business pipeline at the end of June 30, 2023 and 2022 was $20.7 billion and $22.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
June 30, 2023	$137
March 31, 2023	108
December 31, 2022	114
September 30, 2022	70
June 30, 2022	104

CNDT Q2 2023 Form 10-Q

Capital Resources and Liquidity
As of June 30, 2023 and December 31, 2022, total cash and cash equivalents were $500 million and $582 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $2 million was used for letters of credit. The net amount available to be drawn upon under our revolving line of credit as of June 30, 2023, was $548 million.
As of June 30, 2023, our total debt outstanding was $1,336 million of which $41 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2023	2022	Better (Worse)
Net cash provided by (used in) operating activities	$(22)	$(5)	$(17)
Net cash provided by (used in) investing activities	$(42)	$242	(284)
Net cash provided by (used in) financing activities	$(32)	$(121)	89
Operating activities
The net increase in cash used in operating activities of $17 million, compared to the prior year period, was primarily related to the absence of the $38 million of insurance recoveries related to the State of Texas matter and higher cash interest payments, partially offset by improved working capital performance and lower cash income taxes.
Investing activities
Investing cash flow decreased by $284 million mainly due to the proceeds from the divestiture of the Midas business in the prior year. This was partially offset by decreased capital spending in the current year.
Financing activities
The decrease in cash used in financing activities was mainly driven by the repayment of the $100 million borrowed under the revolver in the prior year. This was partially offset by higher taxes paid for settlement of stock-based compensation.
Sales of Accounts Receivable
We have entered into a factoring agreement in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to a third-party financial institution. The transactions under this agreement are treated as sales and are accounted for as reductions in accounts receivable because the agreement transfers effective control over, and risk related to, the receivables to the buyer. Cash proceeds from this arrangement are included in cash flow from operating activities in the Consolidated Statements of Cash Flows.
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the six months ended June 30, 2023 and 2022 was $(24) million and $(14) million, respectively.
Material Cash Requirements from Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled $500 million as of June 30, 2023, along with cash generated by operations and amounts available for borrowing under its 2021 Revolving Credit Facility, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.

CNDT Q2 2023 Form 10-Q

At June 30, 2023, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our material cash requirements.
Critical Accounting Estimates and Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements and notes thereto. There have been no significant changes during the six months ended June 30, 2023 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNDT Q2 2023 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 12 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Below is an addition to our risk factors as previously reported on our Annual Report on Form 10-K for the year ended December 31, 2022.
Supplemental Risk Factor
In light of the launch the share repurchase program approved by our Board of Directors on May 16, 2023, we are supplementing the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 22, 2023, to include the following risk factor:
We cannot guarantee that our stock repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.
In May 2023, our Board of Directors authorized a three-year stock repurchase program for up to $75 million of our common stock. Under the repurchase program, repurchases can be made from time to time using open market transactions, and may include Rule 10b5-1 trading plans, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended June 30, 2023
During the quarter ended June 30, 2023, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
April 1-30, 2023	—	$—	—	$—
May 1-31, 2023	—	—	—	75
June 1-30, 2023	266,765	3.29	266,765	74
Total	266,765	$3.29	266,765	$74
(1) On May 16, 2023, the Board of Directors authorized a share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans.
(2) Average share price includes transaction commissions.

CNDT Q2 2023 Form 10-Q

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
None.
ITEM 5 — OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CNDT Q2 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2023

CNDT Q2 2023 Form 10-Q