Form 10-Q
period 2023-09-30
CONDUENT Inc
filed 2023-11-01
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at October 31, 2023
Common Stock,	$0.01 par value	217,287,098

CNDT Q3 2023 Form 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q") and any exhibits to this Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” “aim,” “should,” “could,” “forecast,” “target,” “may,” "continue to," "endeavor," "if,” “growing,” “projected,” “potential,” “likely,” "see," "ahead," "further," "going forward," "on the horizon," and similar expressions (including the negative and plural forms of such words and phrases), as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, many of which are outside of our control, that could cause actual results to differ materially from those expected or implied by such forward-looking statements and could materially adversely affect our business, financial condition, results of operations, cash flows and liquidity.
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: government appropriations and termination rights contained in our government contracts; our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; our reliance on third-party providers; risk and impact of geopolitical events and increasing geopolitical tensions, macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to receive dividends or other payments from our subsidiaries; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; changes in government regulation and economic, strategic, political and social conditions; volatility of our stock price and the risk of litigation following a decline in the price of our stock; economic factors such as inflation, the level of economic activity and labor market conditions, as well as rising interest rates; the completion of our portfolio rationalization strategy; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q3 2023 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

September 30, 2023

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q3 2023 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue	$932	$977	$2,769	$2,872

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	724	754	2,148	2,236
Selling, general and administrative (excluding depreciation and amortization)	115	117	344	332
Research and development (excluding depreciation and amortization)	2	2	5	5
Depreciation and amortization	81	54	199	168
Restructuring and related costs	7	4	49	24
Interest expense	28	22	82	59
Goodwill impairment	287	—	287	—
(Gain) loss on divestitures and transaction costs, net	3	1	8	(159)
Litigation settlements (recoveries), net	—	—	(22)	(31)
Other (income) expenses, net	(2)	—	(3)	—
Total Operating Costs and Expenses	1,245	954	3,097	2,634

Income (Loss) Before Income Taxes	(313)	23	(328)	238

Income tax expense (benefit)	(24)	8	(26)	87
Net Income (Loss)	$(289)	$15	$(302)	$151

Net Income (Loss) per Share:
Basic	$(1.34)	$0.06	$(1.42)	$0.67
Diluted	$(1.34)	$0.06	$(1.42)	$0.66

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net Income (Loss)	$(289)	$15	$(302)	$151
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(18)	(37)	3	(82)
Unrecognized gains (losses), net	(1)	(1)	—	(2)
Other Comprehensive Income (Loss), Net	(19)	(38)	3	(84)

Comprehensive Income (Loss), Net	$(308)	$(23)	$(299)	$67
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$451	$582
Accounts receivable, net	612	630
Contract assets	197	171
Other current assets	275	242
Total current assets	1,535	1,625
Land, buildings and equipment, net	241	266
Operating lease right-of-use assets	202	197
Intangible assets, net	34	39
Goodwill	668	955
Other long-term assets	466	489
Total Assets	$3,146	$3,571
Liabilities and Equity
Current portion of long-term debt	$40	$35
Accounts payable	166	228
Accrued compensation and benefits costs	195	197
Unearned income	99	81
Other current liabilities	305	382
Total current liabilities	805	923
Long-term debt	1,266	1,277
Deferred taxes	61	83
Operating lease liabilities	167	160
Other long-term liabilities	85	69
Total Liabilities	2,384	2,512

Contingencies (See Note 14)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(7)	—
Additional paid-in capital	3,937	3,924
Retained earnings (deficit)	(2,852)	(2,543)
Accumulated other comprehensive loss	(463)	(466)
Total Conduent Inc. Equity	617	917
Noncontrolling Interest	3	—
Total Equity	620	917
Total Liabilities and Equity	$3,146	$3,571

Shares of common stock issued and outstanding	216,287	218,348
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	2,226	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(302)	$151
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	199	168
Contract inducement amortization	3	2
Deferred income taxes	(23)	43
Goodwill impairment	287	—
Amortization of debt financing costs	3	3
(Gain) loss on divestitures and sales of fixed assets, net	—	(166)
Stock-based compensation	13	15
Changes in operating assets and liabilities:
Accounts receivable	19	24
Other current and long-term assets	(115)	(116)
Accounts payable and accrued compensation and benefits costs	(55)	6
Other current and long-term liabilities	(36)	(33)
Net change in income tax assets and liabilities	(26)	(4)
Net cash provided by (used in) operating activities	(33)	93
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(33)	(62)
Cost of additions to internal use software	(31)	(48)
Proceeds from divestitures	—	326
Net cash provided by (used in) investing activities	(64)	216
Cash Flows from Financing Activities:
Payments on revolving credit facility	—	(100)
Payments on debt	(30)	(24)
Treasury stock purchases	(7)	—
Taxes paid for settlement of stock-based compensation	(7)	(1)
Dividends paid on preferred stock	(7)	(7)
Contribution from noncontrolling interest	3	—
Net cash provided by (used in) financing activities	(48)	(132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	(143)	167
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	598	420
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$455	$587
 ___________
(1)Includes $4 million and $10 million of restricted cash as of September 30, 2023 and 2022, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2023 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at June 30, 2023	$2	$(1)	$3,931	$(2,561)	$(444)	$—	$927
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	6	—	—	—	6
Treasury stock purchases	—	(6)	—	—	—	—	(6)
Contribution from noncontrolling interest	—	—	—	—	—	3	3
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(289)	—	—	(289)
Other comprehensive income (loss), net	—	—	—	—	(19)	—	(19)
Total Comprehensive Income (Loss), Net	—	—	—	(289)	(19)	—	(308)
Balance at September 30, 2023	$2	$(7)	$3,937	$(2,852)	$(463)	$3	$620

	Three Months Ended September 30, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at June 30, 2022	$2	$—	$3,918	$(2,220)	$(475)	$—	$1,225
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	6	—	—	—	6
Treasury stock purchases	—	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	15	—	—	15
Other comprehensive income (loss), net	—	—	—	—	(38)	—	(38)
Total Comprehensive Income (Loss), Net	—	—	—	15	(38)	—	(23)
Balance at September 30, 2022	$2	$—	$3,924	$(2,207)	$(513)	$—	$1,206

	Nine Months Ended September 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2022	$2	$—	$3,924	$(2,543)	$(466)	$—	$917
Dividends - preferred stock, $60/share	—	—	—	(7)	—	—	(7)
Stock incentive plans, net	—	—	13	—	—	—	13
Treasury stock purchases	—	(7)	—	—	—	—	(7)
Contribution from noncontrolling interest	—	—	—	—	—	3	3
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(302)	—	—	(302)
Other comprehensive income (loss), net	—	—	—	—	3	—	3
Total Comprehensive Income (Loss), Net	—	—	—	(302)	3	—	(299)
Balance at September 30, 2023	$2	$(7)	$3,937	$(2,852)	$(463)	$3	$620

	Nine Months Ended September 30, 2022
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2021	$2	$—	$3,910	$(2,351)	$(429)	$—	$1,132
Dividends - preferred stock, $60/share	—	—	—	(7)	—	—	(7)
Stock incentive plans, net	—	—	14	—	—	—	14
Treasury stock purchases	—	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	151	—	—	151
Other comprehensive income (loss), net	—	—	—	—	(84)	—	(84)
Total Comprehensive Income (Loss), Net	—	—	—	151	(84)	—	67
Balance at September 30, 2022	$2	$—	$3,924	$(2,207)	$(513)	$—	$1,206
 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 13 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2023 Form 10-Q

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
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Certain reclassifications have been made to prior year information to conform to current year presentation. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The Company has evaluated subsequent events through November 1, 2023, and no material subsequent events were identified.
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
As of September 30, 2023, the effects of global macroeconomic and geopolitical uncertainty on the Company's business, results of operations and financial condition continue to evolve. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT Q3 2023 Form 10-Q

Summary of Significant Accounting Policies
There have been no changes to the Company's Significant Accounting Policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 other than the addition of policies related to a share repurchase program and Noncontrolling interest as described below.

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
Noncontrolling Interest
The Company's Consolidated Financial Statements include the historical basis of assets, liabilities, revenues and expenses of the individual businesses of the Company, including joint ventures over which the Company has a controlling financial interest. Control is based on ownership interest. The ownership interest held by an owner other than the Company in a less than wholly owned subsidiary is classified as a non-controlling interest. Net income (loss) is allocated to the noncontrolling interest based on ownership interest.
In May 2023, the Company signed a new customer contract with the State of Victoria, Australia to provide the next generation of the state's public transport ticketing system. As a result, the Company and Convergint Australia Pty Ltd (“Convergint”) entered into a shareholder agreement to form Conduent Victoria Ticketing System Pty Ltd (“Conduent Victoria”). The Company holds an 80% equity investment in Conduent Victoria, while the remaining 20% is owned by Convergint.
For the three and nine months ended September 30, 2023, noncontrolling interest in Conduent Victoria was not material to the Company's Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Comprehensive Income (Loss) and, therefore, the Company did not present any separate disclosures for such noncontrolling interest in those statements.
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

CNDT Q3 2023 Form 10-Q

Note 3 – Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Commercial:
Customer experience management	$144	$162	$463	$468
Business operations solutions	126	138	388	415
Healthcare claims and administration solutions	87	100	266	278
Human capital solutions	108	104	327	325
Total Commercial	465	504	1,444	1,486
Government:
Government healthcare solutions	159	150	453	438
Government services solutions	131	141	371	418
Total Government	290	291	824	856
Transportation:
Road usage charging & management solutions	81	87	237	244
Transit solutions	61	55	157	161
Curbside management solutions	18	22	57	63
Public safety solutions	15	16	44	49
Commercial vehicles	2	2	6	6
Total Transportation	177	182	501	523
Divestitures	—	—	—	7
Total Consolidated Revenue	$932	$977	$2,769	$2,872

Timing of Revenue Recognition:
Point in time	$25	$37	$76	$82
Over time	907	940	2,693	2,790
Total Revenue	$932	$977	$2,769	$2,872

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

CNDT Q3 2023 Form 10-Q

The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	September 30, 2023	December 31, 2022
Contract Assets (Unearned Income)
Current contract assets	$197	$171
Long-term contract assets(1)	11	12
Current unearned income	(99)	(81)
Long-term unearned income(2)	(55)	(42)
Net Contract Assets	$54	$60
Accounts receivable, net	$612	$630
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Revenues of $8 million and $50 million were recognized during the three and nine months ended September 30, 2023, respectively, related to the Company's unearned income at December 31, 2022. Revenues of $14 million and $67 million were recognized during the three and nine months ended September 30, 2022, respectively, related to the Company's unearned income at December 31, 2021.
The Company had no material asset impairment charges related to contract assets for the three and nine months ended September 30, 2023 or 2022.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2023 was approximately $1.6 billion. The Company expects to recognize approximately 62% of this revenue over the next two years and the remainder thereafter.

Note 4 – Segment Reporting
The Company's reportable segments correspond to how it organizes and manages the business, as defined by the Company's Chief Executive Officer, who is also the Company's Chief Operating Decision Maker (the "CODM"). The Company's segments involve the delivery of business process services and include service arrangements where it manages a customer's business activity or process.
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

CNDT Q3 2023 Form 10-Q

Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.
Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$465	$290	$177	$—	$—	$932
Segment profit (loss)	$6	$84	$(4)	$—	$(75)	$11

2022
Revenue	$504	$291	$182	$—	$—	$977
Segment profit (loss)	$44	$79	$16	$—	$(87)	$52

	Nine Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$1,444	$824	$501	$—	$—	$2,769
Segment profit (loss)	$87	$224	$(9)	$—	$(224)	$78

2022
Revenue	$1,486	$856	$523	$7	$—	$2,872
Segment profit (loss)	$94	$224	$40	$2	$(218)	$142

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2023	2022	2023	2022
Income (Loss) Before Income Taxes	$(313)	$23	$(328)	$238
Reconciling items:
Amortization of acquired intangible assets	1	2	5	11
Restructuring and related costs	7	4	49	24
Interest expense	28	22	82	59
Goodwill impairment	287	—	287	—
(Gain) loss on divestitures and transaction costs, net	3	1	8	(159)
Litigation settlements (recoveries), net	—	—	(22)	(31)
Other (income) expenses, net	(2)	—	(3)	—
Segment Profit (Loss)	$11	$52	$78	$142
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

Note 5 – Divestitures
Announced Transfer of BenefitWallet Portfolio
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "Portfolio") to HealthEquity, Inc. ("HealthEquity"). The transfer is expected to close in multiple tranches during the first half of 2024 and is subject to the satisfaction of certain customary closing conditions. As of September 30, 2023, there were no asset or liability balances related to the Portfolio that would require disclosure as assets and liabilities held for sale on the Company's Condensed Consolidated Balance Sheet. The Portfolio generated revenue of $32 million and $95 million in the three and nine months ended September 30, 2023, respectively and $20 million and $46 million in the three and nine months ended September 30, 2022, respectively.

CNDT Q3 2023 Form 10-Q

Completed Divestiture
On February 8, 2022, the Company completed the sale of its Midas business to Symplr Software, Inc. The Company received $322 million of cash consideration for this divestiture ($321 million in the first quarter of 2022 and $1 million in the second quarter of 2022). The divestiture generated a pre-tax gain of $166 million ($165 million in the first quarter of 2022 and $1 million in the second quarter of 2022), which is included in (Gain) loss on divestitures and transaction costs, net. The Company recorded approximately $62 million of income taxes in connection with the divestiture. The revenue generated by this business was $7 million for the nine months ended September 30, 2022.
Note 6 – Software, Net
Internal Use and Product Software
Internal use and Product software are included in Other long-term assets on the Company's Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, with their respective balances as follows:

(in millions)	September 30, 2023	December 31, 2022
Internal use software, at cost	$636	$621
Accumulated amortization and impairment	(476)	(432)
Internal use software, net	$160	$189

Product software, at cost	$221	$207
Accumulated amortization and impairment	(126)	(97)
Product software, net	$95	$110

During the third quarter of 2023, the Company made a strategic decision to abandon an Internal use software project and a customer decided not to implement a Product software solution. Consequently, the Company recorded an impairment charge of $19 million and $6 million in the third quarter of 2023, respectively, for the previously capitalized software costs associated with these projects.
The total impairment charge of $25 million related to these software projects are included in Depreciation and amortization line item on the Condensed Consolidated Statements of Income (Loss).
Note 7 – Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial	Government	Transportation	Total
Balance at December 31, 2022	$287	$611	$57	$955
Foreign currency translation	—	—	—	—
Impairment	(287)	—	—	(287)
Balance at September 30, 2023	$—	$611	$57	$668

Gross goodwill	$2,198	$1,365	$637	$4,200
Accumulated impairment	(2,198)	(754)	(580)	(3,532)
Balance at September 30, 2023	$—	$611	$57	$668

Impairment Charge
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement (the "Purchase Agreement") to transfer its BenefitWallet health savings account and medical savings account portfolio, which is reported within the Company’s Commercial segment. Since the Purchase Agreement does not represent a disposition of a business, no goodwill was allocated to the Portfolio related to this transaction.

CNDT Q3 2023 Form 10-Q

Consequently, the Purchase Agreement was identified as a triggering event for the Commercial reporting unit that required the Company to evaluate goodwill for impairment. This evaluation resulted in a full impairment of the Commercial reporting unit's goodwill, totaling $287 million. The impairment charge was primarily driven by the Purchase Agreement, and was recognized during the quarter ended September 30, 2023.
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
Note 8 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to exiting certain activities, downsizing its employee base, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset ("ROU") impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $3 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, and $7 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively. Management continues to evaluate the Company's businesses and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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
A summary of the Company's restructuring program activity during the nine months ended September 30, 2023 and 2022 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2022	$10	$—	$—	$10
Provision	25	18	7	50
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	24	18	7	49
Charges against reserve and currency	(24)	(17)	(7)	(48)
Accrued Balance at September 30, 2023	$10	$1	$—	$11

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2021	$5	$1	$—	$6
Provision	4	13	6	23
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	3	13	6	22
Charges against reserve and currency	(7)	(14)	(6)	(27)
Accrued Balance at September 30, 2022	$1	$—	$—	$1
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

During the three and nine months ended September 30, 2023, the Company incurred $0 million and $6 million, respectively, of professional support costs associated with bringing certain technology functions in-house.

CNDT Q3 2023 Form 10-Q

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Commercial	$2	$1	$25	$2
Government	—	—	—	—
Transportation	—	—	—	—
Divestitures	—	—	—	—
Unallocated Costs(1)	5	3	24	20
Total Net Restructuring Charges	$7	$4	$49	$22
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 9 – Debt
Long-term debt was as follows:

(in millions)	September 30, 2023	December 31, 2022
Term loan A due 2026	$242	$252
Term loan B due 2028	506	510
Senior notes due 2029	520	520
Revolving credit facility maturing 2026	—	—
Finance lease obligations	30	20
Other	28	33
Principal debt balance	1,326	1,335
Debt issuance costs and unamortized discounts	(20)	(23)
Less: current maturities	(40)	(35)
Total Long-term Debt	$1,266	$1,277

As of September 30, 2023, the Company had no outstanding borrowings under its Revolver. However, the Company utilized $2 million of the Revolver to issue letters of credit as of September 30, 2023. The net Revolver available to be drawn upon as of September 30, 2023 was $548 million.
At September 30, 2023, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Note 10 – Financial Instruments
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
At September 30, 2023 and December 31, 2022, the Company had outstanding forward exchange contracts with gross notional values of $143 million and $104 million, respectively. At September 30, 2023, approximately 68% of these contracts mature within three months, 12% in three to six months, 14% in six to twelve months and 6% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.
Refer to Note 11 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

CNDT Q3 2023 Form 10-Q

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

(in millions)	September 30, 2023	December 31, 2022
Assets:
Foreign exchange contract - forward	$1	$—
Total Assets	$1	$—
Liabilities:
Foreign exchange contracts - forward	$1	$1
Total Liabilities	$1	$1
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,266	$1,192	$1,277	$1,155
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.
The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).

Note 12 – Employee Benefit Plans
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
The Company recognized an expense related to its defined contribution plans of $2 million and $4 million for the three months ended September 30, 2023 and 2022, respectively, and $8 million and $12 million for the nine months ended September 30, 2023 and 2022, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

CNDT Q3 2023 Form 10-Q

Note 13 – Accumulated Other Comprehensive Loss (AOCL)
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2022	$(472)	$1	$5	$(466)
Other comprehensive income (loss)	3	—	—	3
Balance at September 30, 2023	$(469)	$1	$5	$(463)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2021	$(431)	$2	$—	$(429)
Other comprehensive income (loss)	(82)	(2)	—	(84)
Balance at September 30, 2022	$(513)	$—	$—	$(513)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 14 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of September 30, 2023. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property (such as patents), environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of September 30, 2023, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

CNDT Q3 2023 Form 10-Q

Litigation Against the Company
Employees’ Retirement System of the Puerto Rico Electric Power Authority et al v. Conduent Inc. et al.: On March 8, 2019, a putative class action lawsuit alleging violations of certain federal securities laws in connection with our statements and alleged omissions regarding the Company's financial guidance and business and operations was filed against the Company, its former Chief Executive Officer, and its former Chief Financial Officer in the United States District Court for the District of New Jersey (the "Court"). The complaint sought certification of a class of all persons who purchased or otherwise acquired the Company's securities from February 21, 2018 through November 6, 2018, and also sought unspecified monetary damages, costs, and attorneys’ fees. The Company moved to dismiss the class action complaint in its entirety. In June 2020, the Court denied the motion to dismiss and allowed the claims to proceed. The Court granted Class Certification on February 28, 2022. Upon the substantial completion of document discovery, the parties agreed to engage in mediation, and the Court administratively terminated the litigation to permit those efforts to proceed. Without any admission of liability or damages, in the third quarter of 2022, the parties settled this matter following that mediation, and filed the necessary documentation for preliminary approval by the court, class notice, and the claims administration process. The Court granted preliminary approval of the settlement terms and related documentation on January 27, 2023, and conducted the final Settlement Hearing on May 24, 2023, at which time the settlement received final approval as did plaintiffs' fee request. The Court's preliminary order had previously noted that it "will likely be able to approve the proposed Settlement as fair, reasonable and adequate under Federal Rule of Civil Procedure 23(e)(2)." The Company maintains insurance that covers the costs arising out of this litigation and resulting settlement having met the deductible and other terms and conditions thereof. As a result, during the fourth quarter of 2022, the Company reversed the reserve pertaining to this matter.
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs Skyview LLC ("Skyview") filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Service, LLC's ("CBS") select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (the "Notes"). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, Conduent filed a counterclaim against Skyview seeking the outstanding balance on the Notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. Conduent also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Fact and expert discovery has been concluded and the parties filed summary judgment motions on July 24, 2023. Briefings on the motions were completed as of September 29, 2023, and oral argument has been scheduled for December 5, 2023. Conduent denies all the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and will continue to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.

CNDT Q3 2023 Form 10-Q

Conduent Business Services, LLC v. Cognizant Business Services Corporation: On April 12, 2017, CBS filed a lawsuit against Cognizant Business Services Corporation ("Cognizant") in the Supreme Court of New York County, New York. The lawsuit relates to the Amended and Restated Master Outsourcing Services Agreement effective as of October 24, 2012, and the service delivery contracts and work orders thereunder, between CBS and Cognizant, as amended and supplemented (the "Contract"). The Contract contains certain minimum purchase obligations by CBS through the date of expiration. The lawsuit alleged that Cognizant committed multiple breaches of the Contract, including Cognizant’s failure to properly perform its obligations as subcontractor to CBS under CBS’s contract with the New York Department of Health to provide Medicaid Management Information Systems. In the lawsuit, CBS sought damages in excess of $150 million. During the first quarter of 2018, CBS provided notice to Cognizant that it was terminating the Contract for cause and recorded in the same period certain charges associated with the termination. CBS also alleged that it terminated the Contract for cause, because, among other things, Cognizant violated the Foreign Corrupt Practices Act. In its answer, Cognizant asserted two counterclaims for breach of contract seeking recovery of damages in excess of $47 million, which included amounts alleged not paid to Cognizant under the Contract and an alleged $25 million termination fee. Cognizant's second amended counterclaim increased Cognizant's damages to $89 million. The parties participated in a mediation in late February 2023, and this matter settled, following negotiations that continued thereafter. The parties executed the Settlement Agreement and Mutual Release on March 30, 2023, with no admission of liability or wrongdoing by either party. In April 2023, each side made reciprocal payments of $6 million to the other, with Conduent’s payment made toward the termination fee payable under the applicable service delivery contract. As a result of the settlement, during the first quarter of 2023, the Company adjusted the balance sheet amounts recorded pertaining to this matter. As such, the Company recognized a $17 million benefit in Cost of services (excluding depreciation and amortization) and a $26 million benefit in Litigation settlements (recoveries), net.
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
Since 2014, Conduent Education Services, LLC, formerly Xerox Education Services LLC ("CES"), has cooperated with several federal and state agencies regarding a variety of matters, including CES' self-disclosure to the U.S. Department of Education (the "Department") and the Consumer Financial Protection Bureau (the "CFPB") that some third-party student loans under outsourcing arrangements for various financial institutions required adjustments. Except for one remaining state attorney general inquiry, the Company has resolved all investigations by the CFPB, several state agencies, the Department and the U.S. Department of Justice. There have been three consecutive quarters with no material activity. The Company is also nearing completion of the return of loan documentation to the pertinent lenders from the former business portfolio. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which CES serviced third-party student loans, or another party will not ultimately commence a legal action against CES in which fines, penalties or other liabilities are sought from CES. Nor is the Company able to predict the likely outcome of these matters, should any such matter be commenced, or reasonably provide an estimate or range of estimates of any loss in excess of currently recorded reserves. The Company could, in future periods, incur judgments or enter into settlements to resolve these potential matters for amounts in excess of current reserves and there could be a material adverse effect on the Company's results of operations, cash flows and financial position in the period in which such change in judgment or settlement occurs.

CNDT Q3 2023 Form 10-Q

Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2023, the Company had $637 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $184 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
Note 15 – Preferred Stock
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

Note 16 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data in whole dollars and shares in thousands)	2023	2022	2023	2022
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(289)	$15	$(302)	$151
Dividend - Preferred Stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(291)	$13	$(309)	$144

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(289)	$15	$(302)	$151
Dividend - Preferred Stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(291)	$13	$(309)	$144

Weighted Average Common Shares Outstanding - Basic	217,348	215,775	217,992	215,632
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	—	3,668	—	3,384
8% Convertible Preferred Stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	217,348	219,443	217,992	219,016

Net Earnings (Loss) per Share:
Basic	$(1.34)	$0.06	$(1.42)	$0.67
Diluted	$(1.34)	$0.06	$(1.42)	$0.66

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	12,297	5,717	12,297	5,705
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	17,690	11,110	17,690	11,098

CNDT Q3 2023 Form 10-Q

Note 17 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	September 30, 2023	December 31, 2022
Other Current Assets
Prepaid expenses	$93	$88
Income taxes receivable	65	41
Value-added tax (VAT) receivable	8	10
Restricted cash	4	16
Other	105	87
Total Other Current Assets	$275	$242
Other Current Liabilities
Accrued liabilities to vendors	$167	$211
Litigation related accruals	15	37
Current operating lease liabilities	56	57
Restructuring liabilities	11	10
Income tax payable	—	2
Other taxes payable	16	16
Accrued interest	14	6
Other	26	43
Total Other Current Liabilities	$305	$382
Other Long-term Assets
Internal use software, net	$160	$189
Deferred contract costs, net	101	82
Product software, net	95	110
Deferred tax assets	22	20
Other	88	88
Total Other Long-term Assets	$466	$489
Other Long-term Liabilities
Income tax liabilities	7	7
Unearned income	55	42
Other	23	20
Total Other Long-term Liabilities	$85	$69

Note 18 – Related Party Transactions
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
Xerox Corporation ("Xerox") has historically been classified as a related party due to significant shares of both Xerox and the Company being held by entities controlled by one individual. As of September 28, 2023, Xerox is no longer considered a related party due to the disposition of all Xerox stock by these entities and, therefore, the Company will not consider transactions with Xerox after that date to be transactions with related parties.

CNDT Q3 2023 Form 10-Q

Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenue from related parties	$1	$2	$6	$8
Purchases from related parties	$6	$7	$18	$20

The Company's receivable and payable balances with related party entities were not material as of September 30, 2023 and December 31, 2022.

CNDT Q3 2023 Form 10-Q

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in six sections:
•Overview;
•Financial Information and Analysis of Results of Operations;
•Metrics;
•Capital Resources and Liquidity;
•Critical Accounting Estimates and Policies; and
•Recent Accounting Changes.
The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes.
Overview
As a global technology-led business process solutions company, we deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating exceptional outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence, machine learning, automation and advanced analytics to deliver mission-critical services. Through a dedicated global team of associates, process expertise, and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs. We add momentum to our clients’ missions in many ways including delivering 43% of nutrition assistance payments in the U.S., enabling 1.3 billion customer service interactions annually, empowering millions of employees through HR services every year and processing nearly 12 million tolling transactions every day.
Headquartered in Florham Park, New Jersey, we have a team of approximately 59,000 associates as of September 30, 2023, servicing customers from service centers in 26 countries.
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

CNDT Q3 2023 Form 10-Q

Executive Summary
During the first quarter of 2023, we held an investor briefing to communicate the next chapter in the Conduent journey. Our intense emphasis on growth, quality, and efficiency, beginning in the first quarter of 2020, resulted in a strengthened foundation and we remain focused on accelerating growth and enhancing value for our stakeholders. We intend to achieve this by doubling down on key themes outlined in the briefing, as well as through a process of portfolio rationalization, divesting certain solutions which have either scarcity value outside of Conduent or are capital intensive relative to their growth opportunity, enabling management bandwidth and capital investments to be focused on solutions where we believe we have competitive advantages or higher growth expectations.
This renewed portfolio focus will result in a more nimble and faster growing Conduent with modest levels of net leverage, enhanced valuation, and significant excess capital to be deployed over time.
During the first three quarters of 2023 we achieved the following:
•Continued to make progress in our portfolio rationalization strategy;
•Entered into an agreement to transfer our BenefitWallet portfolio. We anticipate completing the transfer of this portfolio in the first half of 2024, with an estimated pre-tax gain of approximately $425 million;
•The Board of Directors authorized a share repurchase program, granting approval for us to repurchase up to $75 million of our common stock over the next three years (see additional information included in Part II, Item 2);
•Signed our largest TCV deal in the history of Conduent within our Transportation segment, growing our international presence in Australia; and
•Positioned our digital payments offering, in partnership with BNY Mellon, to leverage the newly released FedNowSM capability and provide enhanced real-time payment coverage to our clients.
Macroeconomic and Geopolitical Uncertainty
Given the nature of our business and our global operations, the effects of global macroeconomic and geopolitical uncertainty could have a materially adverse effect on our business, results of operations and financial condition.
Financial Information and Analysis of Results of Operations

	Three Months Ended September 30,		2023 vs. 2022
(in millions)	2023	2022	$ Change	% Change
Revenue	$932	$977	$(45)	(5)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	724	754	(30)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	115	117	(2)	(2)%
Research and development (excluding depreciation and amortization)	2	2	—	—%
Depreciation and amortization	81	54	27	50%
Restructuring and related costs	7	4	3	75%
Interest expense	28	22	6	27%
Goodwill impairment	287	—	287	n/m
(Gain) loss on divestitures and transaction costs, net	3	1	2	200%
Litigation settlements (recoveries), net	—	—	—	n/m
Other (income) expenses, net	(2)	—	(2)	n/m
Total Operating Costs and Expenses	1,245	954	291

Income (Loss) Before Income Taxes	(313)	23	(336)
Income tax expense (benefit)	(24)	8	(32)
Net Income (Loss)	$(289)	$15	$(304)

CNDT Q3 2023 Form 10-Q

	Nine Months Ended September 30,		2023 vs. 2022
(in millions)	2023	2022	$ Change	% Change
Revenue	$2,769	$2,872	$(103)	(4)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,148	2,236	(88)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	344	332	12	4%
Research and development (excluding depreciation and amortization)	5	5	—	—%
Depreciation and amortization	199	168	31	18%
Restructuring and related costs	49	24	25	104%
Interest expense	82	59	23	39%
Goodwill impairment	287	—	287	n/m
(Gain) loss on divestitures and transaction costs, net	8	(159)	167	n/m
Litigation settlements (recoveries), net	(22)	(31)	9	(29)%
Other (income) expenses, net	(3)	—	(3)	n/m
Total Operating Costs and Expenses	3,097	2,634	463

Income (Loss) Before Income Taxes	(328)	238	(566)
Income tax expense (benefit)	(26)	87	(113)
Net Income (Loss)	$(302)	$151	$(453)
Revenue
Revenue for the three months ended September 30, 2023 decreased, compared to the prior year period, primarily due to lost business from prior periods and non-repeating items in the prior year including recognition of the revenue benefit associated with an annual minimum volume commitment contract with a large client in our Commercial segment and federal stimulus revenue in our Government segment. These were partially offset by higher interest rates positively impacting our BenefitWallet business and new business ramp in our Government segment.
Revenue for the nine months ended September 30, 2023 decreased, compared to the prior year period, primarily due to lost business from prior periods, lower volumes in our Commercial segment, extended completion timelines to meet client requirements in our Transportation segment and the impact of an out of period adjustment in our Government segment in the first quarter of 2023 and non-repeating items in the prior year including recognition of the revenue benefit associated with a minimum annual volume commitment contract with a large client in our Commercial segment and federal stimulus revenue in our Government segment. These were partially offset by higher interest rates positively impacting our BenefitWallet business and new business ramp.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three months ended September 30, 2023 decreased, in line with the decline in revenue.
Cost of services for the nine months ended September 30, 2023 decreased, compared to the prior year period, primarily driven by the impact of reduced revenue and a $17 million reversal of liabilities due to the settlement of the Cognizant matter described in Note 14 – Contingencies and Litigation to the Condensed Consolidated Financial Statements.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended September 30, 2023 decreased, compared to the prior year period, driven by cost efficiencies.
SG&A for the nine months ended September 30, 2023 increased, compared to the prior year period, driven by the absence of the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter that occurred in 2022.

CNDT Q3 2023 Form 10-Q

Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2023 increased compared to the prior year periods. This increase was driven by the write-off of capitalized software costs totaling $25 million, stemming from management’s decision to abandon an internal use software product and a decision by a customer to not implement a product software solution.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Severance and related costs	$1	$2	$24	$3
Data center consolidation costs	3	2	7	9
Termination, insourcing and asset impairment costs	3	—	18	10
Total net current period charges	7	4	49	22
Consulting and other costs(1)	—	—	—	2
Restructuring and related costs	$7	$4	$49	$24
___________
(1)Represents professional support costs associated with certain strategic transformation programs.
Severance and related costs for the nine months ended September 30, 2023 include costs related to the closure of one of our Commercial segment operations in Europe.
Refer to Note 8 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The increase in Interest expense for the three and nine months ended September 30, 2023, compared to the prior year periods, was driven by higher interest rates on our variable rate debt, including finance leases and other debt, partially offset by a lower total outstanding debt balance.
Goodwill Impairment
The goodwill impairment for the three and nine months ended September 30, 2023 is related to the write-down of the carrying value of the Commercial reporting unit. This resulted from the evaluation of goodwill triggered by entering into the Custodial Transfer and Asset Purchase Agreement to transfer our BenefitWallet health savings account and medical savings account portfolio. Refer to Note 5 – Divestiture and Note 7 – Goodwill for additional information.
(Gain) Loss on Divestitures and Transaction Costs
The divestiture of the Midas business in the first quarter of 2022 resulted in a gain of $166 million. Additionally, professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company are included in this financial statement line item for both years.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the nine months ended September 30, 2023 primarily consist of a $26 million reversal of reserves due to the settlement of the Cognizant matter.
Litigation settlements (recoveries), net for the nine months ended September 30, 2022 primarily consist of $24 million of insurance recoveries recorded in the first quarter of 2022 related to the previously disclosed State of Texas matter.

CNDT Q3 2023 Form 10-Q

Refer to Note 14 – Contingencies and Litigation to the Condensed Consolidated Financial Statements for additional information.
Income Taxes
The effective tax rate for the three months ended September 30, 2023 was 7.8%, compared to 33.8% for the three months ended September 30, 2022. The September 30, 2023 rate was lower than the U.S. statutory rate of 21% primarily due to permanently non-deductible amounts related to the book goodwill impairment and changes in the geographic mix of income.
The effective tax rate for the three months ended September 30, 2022 was higher than the U.S. statutory rate of 21%, primarily due to charges related to return to provision adjustments for 2021 and charges of valuation allowance, partially offset by changes in the geographic mix of income.
Excluding the impact of discrete tax adjustments, amortization of intangible assets, restructuring costs and goodwill impairment, the normalized effective tax rate for the three months ended September 30, 2023 was (6.1)%. The rate is lower than the US statutory rate of 21% as a result of an adjusted pre-tax loss and higher tax expense on pre-tax income in certain jurisdictions. The normalized effective tax rate for the three months ended September 30, 2022 was 27.5%, predominantly due to excluding the impact of discrete tax adjustments, amortization of intangible assets and restructuring costs. The normalized effective tax rate for the three months ended September 30, 2023 was lower than the three months ended September 30, 2022 rate, primarily due to the geographic mix of income and lower adjusted pre-tax income.
The effective tax rate for the nine months ended September 30, 2023 was 7.8%, compared to 36.7% for the nine months ended September 30, 2022. The September 30, 2023 rate was lower than the U.S. statutory rate of 21%, primarily due to permanently non-deductible amounts related to the book goodwill impairment, the geographic mix of income and the charge for valuation allowances.
The effective tax rate for the nine months ended September 30, 2022 was higher than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, state and local taxes and permanently non-deductible amounts related to the Midas divestiture transaction, partially offset by the tax benefit of valuation allowances released due to the gain from this divestiture and tax credits.
Excluding the impact of the goodwill impairment, amortization of intangible assets, restructuring costs, litigation reserve releases and certain discrete tax items, the normalized effective tax rate for the nine months ended September 30, 2023 was (158.4)%. The rate is anomalous due to small adjusted pre-tax loss and tax, which is a result of geographic mix of income and valuation allowances against losses in certain jurisdictions resulting in no tax benefit. The normalized effective tax rate for the nine months ended September 30, 2022 was 32.4%, predominantly due to excluding the impact of the Midas divestiture, the litigation insurance recoveries, amortization of intangible assets, restructuring costs and certain discrete tax items. The normalized effective tax rate for the nine months ended September 30, 2023 was lower than the nine months ended September 30, 2022 rate predominantly due to change in the geographic mix of income, valuation allowance and lower adjusted pre-tax income.
In recent months, government agencies and global organizations have had an increased focus on the issues of taxation of multinational corporations. At both the European Union and Organization for Economic Co-operation and Development level, significant developments are anticipated regarding global tax initiatives in the remainder of 2023 and into 2024. The Company is monitoring such developments and assessing any potential impact and disclosure requirement. We do not anticipate a material impact based on current guidance.
Operations Review of Segment Revenue and Profit
Our financial performance is based on Segment Profit/(Loss) and Segment Adjusted EBITDA for the following three segments:
•Commercial;
•Government; and
•Transportation.
Divestitures includes our Midas business which was sold in the first quarter of 2022.

CNDT Q3 2023 Form 10-Q

Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.
Results of financial performance by segment were:

	Three Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$465	$290	$177	$—	$—	$932
Segment profit (loss)	$6	$84	$(4)	$—	$(75)	$11
Segment depreciation and amortization	$51	$11	$11	$—	$8	$81
Adjusted EBITDA	$57	$95	$7	$—	$(67)	$92

% of Total Revenue	49.9%	31.1%	19.0%	—%	—%	100.0%
Adjusted EBITDA Margin	12.3%	32.8%	4.0%	—%	—%	9.9%

2022
Revenue	$504	$291	$182	$—	$—	$977
Segment profit (loss)	$44	$79	$16	$—	$(87)	$52
Segment depreciation and amortization	$24	$9	$9	$—	$11	$53
Adjusted EBITDA	$68	$88	$25	$—	$(76)	$105

% of Total Revenue	51.6%	29.8%	18.6%	—%	—%	100.0%
Adjusted EBITDA Margin	13.5%	30.2%	13.7%	—%	—%	10.7%

	Nine Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2023
Revenue	$1,444	$824	$501	$—	$—	$2,769
Segment profit (loss)	$87	$224	$(9)	$—	$(224)	$78
Segment depreciation and amortization	$107	$31	$32	$—	$27	$197
Adjusted EBITDA	$194	$255	$23	$—	$(197)	$275

% of Total Revenue	52.1%	29.8%	18.1%	—%	—%	100.0%
Adjusted EBITDA Margin	13.4%	30.9%	4.6%	—%	—%	9.9%

2022
Revenue	$1,486	$856	$523	$7	$—	$2,872
Segment profit (loss)	$94	$224	$40	$2	$(218)	$142
Segment depreciation and amortization	$74	$25	$26	$—	$34	$159
Adjusted EBITDA	$168	$249	$66	$2	$(184)	$301

% of Total Revenue	51.8%	29.8%	18.2%	0.2%	—%	100.0%
Adjusted EBITDA Margin	11.3%	29.1%	12.6%	28.6%	—%	10.5%

CNDT Q3 2023 Form 10-Q

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2023	2022	2023	2022
Income (Loss) Before Income Taxes	$(313)	$23	$(328)	$238
Reconciling items:
Amortization of acquired intangible assets	1	2	5	11
Restructuring and related costs	7	4	49	24
Interest expense	28	22	82	59
Goodwill impairment	287	—	287	—
(Gain) loss on divestitures and transaction costs	3	1	8	(159)
Litigation settlements (recoveries)	—	—	(22)	(31)
Other (income) expenses, net	(2)	—	(3)	—
Segment Profit (Loss)	$11	$52	$78	$142
Segment depreciation and amortization (including contract inducements)	81	53	$197	$159
Adjusted EBITDA	$92	$105	$275	$301
Commercial Segment
Revenue
Commercial revenue for the three and nine months ended September 30, 2023 declined compared to the prior year periods, driven by lower volumes in certain industries of our client base and non-repeating items in the prior year period, including recognition of the revenue benefit associated with a minimum annual volume commitment contract with a large client, partially offset by higher interest rates positively impacting our BenefitWallet business.
Segment Profit and Adjusted EBITDA
Commercial segment profit for the three and nine months ended September 30, 2023 decreased compared to the prior year periods and were impacted by the EBITDA drivers mentioned below as well as by a write-off of capitalized software totaling $25 million stemming from management’s decision to abandon an internal use software product and a decision by a customer to not implement a product software solution.
Commercial segment adjusted EBITDA and adjusted EBITDA margin for the three months ended September 30, 2023, decreased compared to the prior year period, driven by non-repeating items in the prior year period, including recognition of the revenue benefit associated with a minimum annual volume commitment contract with a large client. These were partially offset by higher interest rates positively impacting our BenefitWallet business and cost efficiency.
Increases in the Commercial segment adjusted EBITDA and adjusted EBITDA margin for the nine months ended September 30, 2023, compared to the prior year periods were mainly driven by higher interest rates positively impacting our BenefitWallet business, partially offset by non-repeating items in the prior year period, including recognition of the revenue benefit associated with a minimum annual volume commitment contract with a large client.
Government Segment
Revenue
Government revenue for the three months ended September 30, 2023 was substantially unchanged compared to the prior year period, with a contractual change to a client implementation positively impacting revenue recognition, higher volumes in Government services solutions and new business ramp being offset by lost business from prior periods.
Government revenue for the nine months ended September 30, 2023 decreased, compared to the prior year period, primarily driven by lost business from prior years, non-repeating federal stimulus revenue in the prior year and the impact of an out of period adjustment in our Government segment in the first quarter of 2023. These were partially offset by the ramping of new business in Government Healthcare solutions and higher volumes in Government services solutions.

CNDT Q3 2023 Form 10-Q

Segment Profit and Adjusted EBITDA
Government segment profit, adjusted EBITDA and adjusted EBITDA margin for the three months ended September 30, 2023 increased compared to the prior year period due to a contractual change to a client implementation positively impacting revenue recognition.
Government segment profit for the nine months ended September 30, 2023 was substantially unchanged with the EBITDA variances described below being offset with higher depreciation driven by the deployment of our new modularized CMdS platform in our Government Heathcare Solutions business.
Government segment adjusted EBITDA and adjusted EBITDA margin for the nine months ended September 30, 2023 increased compared to the prior year period due primarily due to the $17 million reversal of reserves due to the settlement of the Cognizant matter, margin on higher volumes, a contractual change to a client implementation positively impacting revenue recognition and cost efficiency. These were partially offset by lost business, the high margin non-repeating federal stimulus revenue in the prior year and the out of period adjustment in the first quarter of 2023.
Transportation Segment
Revenue
Transportation revenue for the three months ended September 30, 2023 decreased compared to the prior year period, primarily driven by extended completion timelines to meet client requirements, which affected the recognition timeframe for revenue.
Transportation revenue for the nine months ended September 30, 2023 decreased compared to the prior year period, primarily driven by extended completion timelines to meet client requirements, which affected the recognition timeframe for revenue, the completion of smaller projects in our Transit solutions service offering and lost business from prior years, partially offset by new business.
Segment Profit and Adjusted EBITDA
Transportation segment profit, adjusted EBITDA and adjusted EBITDA margin for the three and nine months ended September 30, 2023 decreased primarily due to extended completion timelines on our larger implementations to meet client requirements, which affected the recognition timeframe for revenue and the completion of smaller projects in our Transit solutions service offering.
Divestitures
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decline in revenue, segment profit and Adjusted EBITDA for the three and nine months ended September 30, 2023 was due to the sale of the Midas Suite of products. The prior year included activity through the date of disposition whereas there was no activity in the current year.
Unallocated Costs
Unallocated Costs for the three months ended September 30, 2023 decreased compared to the prior year period primarily due to lower variable compensation, healthcare and insurance costs as well as progress with our efficiency initiatives.
Unallocated Costs for the nine months ended September 30, 2023 increased compared to the prior year period primarily due to the prior year reflecting the recovery of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter.

CNDT Q3 2023 Form 10-Q

Metrics
Metrics
We use metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We disclose these metrics to provide transparency in our performance trends. We discuss certain key metrics, including Signings and Net ARR Activity below.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Total Contract Value ("TCV") is the estimated total contractual revenue related to signed contracts. TCV signings is defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Due to the inconsistency of when existing contracts end, quarterly and yearly comparisons are not a good measure of renewal performance. New business Annual Contract Value ("ACV") is calculated as TCV divided by the contract term, in months, multiplied by 12 for an annual measure.
For the three and nine months ended September 30, 2023, the Company signed $154 million and $487 million of new business ACV, respectively. Included in these amounts is ACV related to the May 2023 award of a significant contract in the Transportation segment.
Signing information for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		2023 vs. 2022
($ in millions)	2023(3)	2022(3)	$ Change	% Change
New business ACV	$154	$191	$(37)	(19)%

New business TCV	$316	$347	$(31)	(9)%
Renewals TCV	454	658	(204)	(31)%
Total Signings	$770	$1,005	$(235)	(23)%

Annual recurring revenue signings(1)	$66	$89	$(23)	(26)%
Non-recurring revenue signings(2)	$96	$107	$(11)	(10)%

	Nine Months Ended September 30,		2023 vs. 2022
($ in millions)	2023(3)	2022(3)	$ Change	% Change
New business ACV	$487	$538	$(51)	(9)%

New business TCV	$1,921	$1,207	$714	59%
Renewals TCV	1,512	1,896	(384)	(20)%
Total Signings	$3,433	$3,103	$330	11%

Annual recurring revenue signings(1)	$238	$296	$(58)	(20)%
Non-recurring revenue signings(2)	$517	$251	$266	106%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove Midas new business signings.

CNDT Q3 2023 Form 10-Q

The total new business pipeline at the end of September 30, 2023 and 2022 was $23.4 billion and $24.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
Net ARR Activity
Net ARR Activity is a metric is defined as Projected Annual Recurring Revenue for contracts signed in the prior 12 months, less the annualized impact of any client losses, contractual volume and price changes, and other known impacts for which the Company was notified in that same time period, which could positively or negatively impact results. The metric annualizes the net impact to revenue. Timing of revenue impact varies and may not be realized within the forward 12-month timeframe. The metric is for indicative purposes only. This metric excludes COVID-related volume impacts and non-recurring revenue signings. This metric is not indicative of any specific 12-month timeframe.
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
September 30, 2023	$103
June 30, 2023	137
March 31, 2023	108
December 31, 2022	114
September 30, 2022	70
Capital Resources and Liquidity
As of September 30, 2023 and December 31, 2022, total cash and cash equivalents were $451 million and $582 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $2 million was used for letters of credit. The net amount available to be drawn upon under our revolving line of credit as of September 30, 2023, was $548 million.
As of September 30, 2023, our total principal debt outstanding was $1,326 million, of which $40 million was due within one year. Refer to Note 9 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2023	2022	Better (Worse)
Net cash provided by (used in) operating activities	$(33)	$93	$(126)
Net cash provided by (used in) investing activities	$(64)	$216	(280)
Net cash provided by (used in) financing activities	$(48)	$(132)	84
Operating activities
The net increase in cash used in operating activities of $126 million, compared to the prior year period, was primarily related to the negative impact of the sales of accounts receivable of $49 million, the absence of the $38 million of insurance recoveries related to the State of Texas matter, higher net cash interest payments, lower days payable outstanding and higher restructuring payments, all partially offset by lower cash income taxes.

CNDT Q3 2023 Form 10-Q

Investing activities
Investing cash flow decreased by $280 million mainly due to the proceeds from the divestiture of the Midas business in the prior year. This was partially offset by decreased capital spending in the current year.
Financing activities
The decrease in cash used in financing activities was mainly driven by the repayment of the $100 million borrowed under the revolver in the prior year. This was partially offset by higher taxes paid for settlement of stock-based compensation.
Sales of Accounts Receivable
We have entered into a factoring agreement in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to a third-party financial institution. The transactions under this agreement are treated as sales and are accounted for as reductions in accounts receivable because the agreement transfers effective control over, and risk related to, the receivables to the buyer. Cash proceeds from this arrangement are included in cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the nine months ended September 30, 2023 and 2022 was $(14) million and $35 million, respectively.
Material Cash Requirements from Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled $451 million as of September 30, 2023, along with cash generated by operations and amounts available for borrowing under its 2021 Revolving Credit Facility, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
At September 30, 2023, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our material cash requirements.
Critical Accounting Estimates and Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements and notes thereto.
Except as set forth below, there have been no significant changes during the nine months ended September 30, 2023 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Impairment of Goodwill
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement (the "Purchase Agreement") to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "Portfolio"), which is reported within the Company’s Commercial segment. Since the Purchase Agreement did not represent a disposition of a business, no goodwill was allocated to the Portfolio related to this transaction.
Consequently, the Purchase Agreement was identified as a triggering event for the Commercial reporting unit that required the Company to evaluate goodwill for impairment. This evaluation resulted in a full impairment of the Commercial reporting unit's goodwill, totaling $287 million. The impairment charge was primarily driven by the Purchase Agreement, and was recognized during the quarter ended September 30, 2023.
The fair values of the goodwill impairment charge were estimated based on a determination of the implied fair value of goodwill, leveraging the results from the Income Approach and Market Approach, and are designated as level 3 of the fair value hierarchy.

CNDT Q3 2023 Form 10-Q

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
Recent market and economic events have not caused us to materially modify nor change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 10 – Financial Instruments in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.
During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4 — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to the Company, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 14 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

CNDT Q3 2023 Form 10-Q

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Below are additions to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
Supplemental Risk Factors
In light of the launch the share repurchase program approved by our Board of Directors on May 16, 2023 and entering into a Custodial Transfer and Asset Purchase Agreement to transfer our BenefitWallet health savings account and medical savings account portfolio on September 18, 2023, we are supplementing the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 22, 2023, to include the following risk factors:
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
We have made and may continue to make divestitures, as well as acquisitions, investments and joint ventures, all of which involve numerous risks and uncertainties.

We have divested and may in the future divest certain assets or businesses, including businesses that are no longer a part of our ongoing strategic plan. For example, on September 18, 2023, the Company, by and through its wholly owned subsidiary, Conduent Business Services, LLC, entered into a Custodial Transfer and Asset Purchase Agreement with HealthEquity, Inc., to transfer the Company’s BenefitWallet’s health savings account and medical savings account portfolio. Divestitures require a significant investment of time and resources and involve significant risks and uncertainties, including:
•inability to find potential buyers on favorable terms;
•failure to effectively transfer liabilities, contracts, facilities and employees to buyers;
•requirements that we retain or indemnify buyers against certain liabilities and obligations;
•the possibility that we will become subject to third-party claims arising out of such divestiture;
•challenges in identifying and separating the intellectual property, systems and data to be divested from the intellectual property, systems and data that we wish to retain;
•inability to reduce fixed costs previously associated with the divested assets or business;
•challenges in collecting the proceeds from any divestiture;
•disruption of our ongoing business and distraction of management;
•loss of key employees who leave us as a result of a divestiture; and
•if customers or partners of the divested business do not receive the same level of service from the new owners, or the new owners do not handle the customer data with the same level of care, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.

CNDT Q3 2023 Form 10-Q

Divestitures may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results.
Additionally, we may selectively pursue strategic acquisitions, investments and joint ventures. We also may enter into relationships with other businesses to expand our products or our ability to provide services. Acquisitions, investments and joint ventures similarly pose a number of risks and potential disruptions that could adversely affect our reputation, operations or financial results, including: expansion into new markets and business ventures; the diversion of management’s attention to the acquisition and integration of acquired operations and personnel; being bound by acquired customer or vendor contracts with unfavorable terms; and potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: the inability to achieve financial targets; the inability to achieve certain integration expectations, operating goals, and synergies; costs incurred to exit current or acquired contracts or restructuring activities; costs incurred to service acquisition debt, if any; and the amortization or impairment of acquired intangible assets.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended September 30, 2023
During the quarter ended September 30, 2023, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
July 1-31, 2023	502,555	$3.51	502,555	$72
August 1-31, 2023	681,922	3.31	681,922	70
September 1-30, 2023	774,857	3.27	774,857	68
Total	1,959,334	$3.35	1,959,334	$68
(1) On May 16, 2023, the Board of Directors authorized a share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans.
(2) Average share price includes transaction commissions.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
None.
ITEM 5 — OTHER INFORMATION
Amended and Restated By-Laws
On October 31, 2023, our Board of Directors approved and adopted amended and restated by-laws (the “Restated By-Laws”), to, among other things:
•Address the SEC’s adoption of the universal proxy rules, which require the use of universal proxy cards that include all director nominees in contested director elections, provided that dissident shareholders proposing their own director nominees meet certain notice and filing procedures and deadlines;

CNDT Q3 2023 Form 10-Q

•Enhance procedural mechanics and disclosure requirements in connection with shareholder nominations of directors and submissions of shareholder proposals at shareholder meetings to help ensure that the Company can provide shareholders with certain required information regarding proposing or nominating shareholders and proposed director nominees; and
•Make certain other administrative, modernizing, clarifying and conforming changes.
The foregoing is a brief description of the changes contained in the Restated By-Laws and is qualified in its entirety by reference to the Restated By-Laws, which are attached as Exhibit 3.2 to this Form 10-Q.
Indemnification Agreement
On October 31, 2023, our Board of Directors adopted a form of indemnification agreement (the Indemnification Agreement") to be entered into between the Company and certain of its officers and each member of its board of directors (each, an “Indemnitee”).
The Indemnification Agreement provides that, subject to certain exceptions (including an Indemnitee’s fraud, bad faith or criminal conduct), the Company will, including through advancement of expenses, indemnify each Indemnitee from and against all losses actually and reasonably incurred by or on behalf of the Indemnitee, to the fullest extent permitted by law, in connection with any threatened, pending, or completed action, suit, or proceeding, including any appeals by reason of the Indemnitee’s status as a director, officer, employee, or agent of the Company or any other entity the Indemnitee serves at the request of the Company.
The foregoing is a brief description of the terms and conditions of the Indemnification Agreement and is qualified in its entirety by reference to the Indemnification Agreement, which is attached as Exhibit 10.1 to this Form 10-Q.
10b5-1 Plans
During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CNDT Q3 2023 Form 10-Q

ITEM 6 — EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.1	Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of September 18, 2023.		8-K	2.1	9/19/2023
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.	X
10.1	Form of Director and Officer Indemnification Agreement.	X
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
————————
*    Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

CNDT Q3 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2023

CNDT Q3 2023 Form 10-Q