Form 10-K
period 2023-12-31
CONDUENT Inc
filed 2024-02-21
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023

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

CNDT 2023 Annual Report

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2023 was $730,085,550.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class		Outstanding at January 31, 2024
Common Stock,	$0.01 par value	209,974,904

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Notice of 2024 Annual Meeting of Shareholders and Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

CNDT 2023 Annual Report

FORWARD-LOOKING STATEMENTS
From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (the "Form 10-K"), and in any exhibits to this Form 10-K, which are deemed to be "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” "aim," “should,” "could," "forecast," "target," "may," "continue to," "endeavor," "if," "growing," "projected," "potential," "likely," "see ahead," "further," "going forward," "on the horizon" and similar expressions (including the negative and plural forms of such words and phrases), as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, many of which are outside of our control, that could cause actual results to differ materially from those expected or implied by such forward-looking statements and could materially adversely affect our business, financial condition, results of operations, cash flows and liquidity.
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: government appropriations and termination rights contained in our government contracts; the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; risk and impact of geopolitical events and increasing geopolitical tensions (such as the wars in the Ukraine and Israel), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to divestitures and acquisitions; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT 2023 Annual Report

CONDUENT INCORPORATED
FORM 10-K
December 31, 2023

CNDT 2023 Annual Report

PART I

ITEM 1. BUSINESS
In this Form 10-K, unless the content otherwise dictates, "Conduent", the "Company", "we" or "our" mean Conduent Incorporated and its consolidated subsidiaries.
Our Business
We deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for our clients and the millions of people who count on them. The Company leverages cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical business process solutions. Through a dedicated global team of associates, process expertise, and advanced technologies, Conduent’s solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
As a pioneer in global business process outsourcing, we deliver deep expertise across a wide range of industries globally in both the commercial and public sectors. Each day, Conduent's solutions and services interact in the lives of millions of people in many ways — from safer, more seamless commutes that reduce congestion to streamlined benefits enrollment, digital payments, customer experiences and government healthcare claims.
Our commercial portfolio includes leading solutions in attractive growth markets, including customer experience management, business operations, healthcare and human capital solutions. Our people, expertise and technology elevate experiences and outcomes every day. In 2023, we managed approximately 2.3 billion customer service interactions, captured and classified 5.4 billion documents, and supported millions of employees with HR services.
We serve a substantial portion of the public sector, providing market-leading transportation and government offerings such as smart mobility solutions that seamlessly connect travelers and digital benefit payments that constituents depend on every day. Our transportation portfolio includes Road Usage Charging, Transit, Curbside Management and Public Safety solutions. We process nearly 13 million tolling transactions every day while helping to reduce congestion and greenhouse emissions through all-electronic tolling and other technology solutions.
Our government portfolio includes digital payments, child support payments, government healthcare and eligibility and enrollment solutions, helping to ensure efficient Medicaid healthcare claims processing and delivery of benefits to the most vulnerable populations.
In line with our strategic initiatives, as discussed in Part II, Item 8, Note 4 – Assets/Liabilities Held for Sale and Divestitures, we have signed a definitive agreement to sell our Curbside Management and Public Safety Solutions businesses. Additionally, we have entered into a Custodial Transfer and Asset Purchase Agreement to transfer our BenefitWallet health savings account and medical savings account portfolio.
With approximately 59,000 associates globally as of December 31, 2023, we are dedicated to our clients' success. Each day, our people and our digital business solutions and services serve millions of end users on behalf of our clients.
Of our global team, 41% is in North America with the remainder located primarily in our delivery centers in Asia Pacific, Latin America, the Caribbean, and Europe. We continue to be recognized for our commitment to fostering a culture of belonging and respect for diversity, equity and inclusion.
Our Strategic Focus
Our aim is to be the technology-led business solutions partner of choice for businesses and governments globally. Through our dedicated associates, we deliver mission-critical services and solutions on behalf of businesses and governments, creating valuable outcomes for our clients and the millions of people who count on them. To achieve this, we focus on delivering outcomes across three critical dimensions: Growth, Efficiency and Quality. Our strategy is designed to deliver shareholder value by creating profitable growth, expanding operating margins, identifying process efficiencies, and employing a disciplined capital allocation strategy.
We have identified specific execution strategies and key performance indicators across Growth, Efficiency and Quality.

CNDT 2023 Annual Report

Growth: Our opportunity for growth stems from understanding our clients’ businesses and driving valuable outcomes for our clients to help them reduce costs, improve efficiencies and elevate customer experiences. To capitalize on growth opportunities, we remain focused on several key strategies:
•Sales Performance Optimization: We continue to optimize sales training, processes and account management to strengthen client and prospect relationships to gain more selling opportunities both with new clients as well as greater share of wallet with existing clients, expanding new logo sales significantly year over year including a large transportation win in Australia. Our team’s talent and dedication has resulted in Conduent serving 47 states, many of the Fortune 100 companies, and other leading companies, including:
•9 of the top 10 U.S. health insurers;
•6 of the top 10 pharma companies;
•4 of the top 5 automakers; and
•6 of the top 10 U.S. banks.
•Offering Development: We continue to augment our portfolio of services and solutions with innovative technology capabilities, including cloud, data analytics, automation tools, AI and machine learning capabilities to create differentiated, high-value solutions for our clients and to enable greater penetration of attractive market segments.
In 2023, in response to our continued commitment to quality and efficiency, our clients have renewed contracts with us and given us more business in adjacent service lines, and we’ve gained new clients. We measure success in “Growth” through revenue retention and new business signings, among other metrics.
Efficiency: We continue to identify ways to reduce costs and deliver solutions more efficiently. We have simplified and standardized our operating model by removing redundant management layers and applying processes that enable faster decision-making and greater transparency and accountability. In addition, we aim to achieve additional efficiencies through the following strategies:
•Automation: We will continue to invest in embedding intelligent process automation and artificial intelligence into existing operations, including automated document management and customer experience. Our automation tools increase productivity through advanced data extraction and handling of structured and unstructured data, improve workflow efficiency through business rules and task automation and increase operational accuracy through predictive analytics.
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
We continue to respond with agility to clients’ shifting needs and our Net Promoter Score ("NPS") has increased by nearly 30 points since becoming Conduent in 2017. We measure success in Efficiency through associate retention and adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") margin, among other metrics.
Quality: Our clients depend on stable, high-quality service delivery. We continue to drive progress by increasing system uptime, improving operational stability, and creating client confidence and satisfaction by focusing on the following strategies:
•Proactive, Real-time Monitoring of Applications and Service Performance: We continue to invest in artificial intelligence and machine learning technologies to proactively monitor and prevent incidents. Through our state-of-the-art global IT command center in Sandy, Utah - which delivers seamless and reliable service to our global clients - we continued to increase system uptime and availability in 2023.

CNDT 2023 Annual Report

•Data Center Optimization: We have systematically consolidated the majority of our technology infrastructure leading to increased processing speeds, redundancy and stability, and improved performance for our clients. We expect to complete this work in 2024.
•Improve End User Experience: We are enhancing both user interfaces and user experiences across our offerings by expanding self-service tools and mobile apps, and by leveraging deeper user insights through analytics.
Our focus on quality has resulted in continued client confidence and satisfaction which is reflected in our Net Promoter Score improvement. We measure “Quality” by service level agreement performance, system availability, technology incident rates, and client satisfaction.
Investment Strategy: We maintain a balanced and disciplined approach to capital allocation including debt repayment, shareholder returns and internal investments. Our internal investments to support our business goals and client needs fall into three broad categories:
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
•Opportunities to expand, where we believe we can compete successfully, and we see the return on investment as more significant than in other businesses. These businesses, augmented with new capabilities and geographic expansion, and with the opportunity to be supplemented by modest acquisitions, will address market dynamics and provide additional growth opportunities.
Our Market Opportunity
We operate in markets with compelling growth opportunities, including healthcare, transportation and customer experience management. We estimate our addressable market size in the global business process services industry to be $210 billion in 2023, according to third-party industry reports. Many industry analysts and advisors place us as a leader across several segments in this large, diverse, and growing market.
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
Consumers and constituents of the businesses and governments we serve are demanding the efficiency and personalization of modern digital experiences. Our digital business process solutions and services drive performance and value for both businesses and governments while providing exceptional customer experiences for their end users.
We have developed a strong leadership position in the markets that we operate in, with increased recognition across multiple stakeholders, as demonstrated by recognition from industry resources.
•Industry Analyst Accolades:
•NelsonHall Next Generation Benefits Administration NEAT – Leader
(Focus Areas: Overall, Digital, H&W, Marketplace and TBO)
•ISG Provider Lens Contact Center - Customer Experience Services US 2023 – Leader
(Focus Areas: AI & Analytics, Digital Operations, Social Media Services, Work from Home)
•ISG Provider Lens Finance and Accounting Outsourcing Services Global 2023 - Rising Star in Procure to Pay (P2P)
•Everest Group Healthcare Payer Operations PEAK Matrix Assessment 2023 – Leader

CNDT 2023 Annual Report

•Market Position:
•Everest Group BPS Top 15 2023 - #10
•Gartner Market Share IT Services 2023 - BPO, Worldwide - #11
Segments
We organize, manage and report our business through three reportable segments:
Commercial: Our Commercial segment provides business process services and customized solutions to clients in a variety of commercial industries. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and better experiences for their consumers and employees. Our Commercial segment is our largest segment, with segment revenue for 2023 of $1,932 million, representing 51.9% of our total revenues.
Government: Our Government segment provides government-centric business process services to U.S. federal, state, local and foreign governments for public assistance, healthcare programs and administration, transaction processing and payment services. Our solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations. Our Government segment revenue for 2023 was $1,094 million, representing 29.4% of our total revenues.
Transportation: Our Transportation segment provides systems, support, and revenue-generating solutions to government transportation agency clients. We deliver mission-critical public safety, mobility and digital payment solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers while reducing impact on the environment. Transportation segment revenue for 2023 was $696 million, representing 18.7% of our total revenues.
We present segment financial information in Note 3 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Our Service Offerings
Commercial
Our technology-led solutions and services include Customer Experience Management ("CXM"), Business Operations Solutions ("BOS"), Healthcare Claims and Administration Solutions and Human Capital Solutions ("HCS").
•Customer Experience Management
•We deliver a full range of omni-channel customer contact services and customer communications, including customer care, technical support, loyalty management, and outbound and inbound sales. We create better experiences across the customer lifecycle through a variety of channels including social media, chat, email, voice and virtual agent to help customers where and how they want to engage. Through omni-channel communications, automation, and analytics, as well as labor efficiencies, we help our clients to reduce costs, enable scale and drive revenue growth and efficiencies. We serve marquee clients across multiple sectors including financial services, health and life sciences, logistics, retail, technology and telecom, travel, and hospitality sectors. The CXM business generally generates income on a per call, per agent, or per percentage of sales made basis.
•Business Operations Solutions
•In our BOS business, we help our clients transform business processes and drive efficiency, automation and scale across essential business functions. We streamline mission-critical operations through our deep industry experience, understanding of our clients’ operations and the latest technology solutions, to reduce costs, improve security, performance and accuracy and enable revenue growth, while enhancing the end-user experience. Our portfolio of solutions spans automated document and data management, payments processing, finance, accounting and procurement, and financial industry solutions. We generate revenue in a variety of ways within this business, including per item handled, time and materials, and per service such as postage, web portal hosting or data storage. Our pricing can also be based on achieving specific outcomes for services rendered.

CNDT 2023 Annual Report

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
•Human Capital Solutions
•We provide services to support our clients' employees at all stages of their employment from on-boarding through retirement. Our solutions span Benefits Administration Solutions, Human Resources ("HR") and Payroll Solutions, Health Savings Accounts Solutions and Learning Solutions. On behalf of global organizations and governments, we deliver mission-critical, technology-led HR services and solutions that improve business processes across the employee journey to maximize business performance, while increasing employee satisfaction, engagement, and overall well-being. These solutions help empower millions of employees and span health, benefits, payroll, onboarding and learning administration, annual enrollment, wealth and retirement, HR, talent, and workforce management. Depending on the solution, we generate revenue in a variety of ways.
•Within our Benefits Solutions, we principally generate revenue based on the number of employees and retirees we support, as well as transactions generated by client life events such as qualified domestic relations orders, Consolidated Omnibus Budget Reconciliation Act ("COBRA") and Affordable Care Act ("ACA") administration, which are charged on a per transaction basis. Within our HR and Payroll Solutions, we generate revenue principally per client’s employee per period (month / year) pricing, with tiers to address periodic variations in client employee headcount. Within our Learning Solutions, we generate revenue principally by transaction-based pricing per unit of production along with fixed monthly governance fees.
Government
Our Government solutions and services include Government Healthcare Solutions and Government Service Solutions that streamline delivery of government benefits and programs to constituents and families in need.
•Government Healthcare Solutions
•We provide mission-critical program administration solutions for government healthcare programs with a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, customer contact services, application processing, premium billing, and case management solutions. In 2023 alone, we processed 562 million claims. Our cloud-based Medicaid Suite is a modular software as a service ("SaaS") solution for state Medicaid agencies to transform from a legacy Medicaid Management Information System ("MMIS") to a digital, interoperable, and scalable Medicaid Enterprise System. Our case management solutions provide disease surveillance and outbreak management to make it easier to monitor, report and protect the health of communities globally. Both U.S. and international governments depend on our disease surveillance and outbreak case management solution to track public health metrics, including COVID-19, vitals, and birth defects, provide contact tracing and understand outbreak dynamics. These solutions help states, counties, and countries optimize their costs by streamlining access to care and improving patient health outcomes through population health management, while helping families in need by improving beneficiary support. Within the Government

CNDT 2023 Annual Report

Healthcare Solutions business, our revenue is primarily fixed fee or variable price based on a per call, per interaction or per member basis.
•Government Service Solutions
•With $99 billion disbursed annually, we are a leader in government payment disbursements for federally sponsored programs including Supplemental Nutrition Assistance Program ("SNAP"), formerly known as food stamps, and Women, Infant and Children ("WIC") as well as government-initiated cash disbursements such as child support and Unemployment Insurance ("UI"). We deliver electronic payments for government services in 37 states, including 24 Electronic Benefit Transfer ("EBT") programs, 13 EBT for WIC programs and 7 Electronic Child Care programs. In our closed-loop payments solution, we generate revenue based on the number of cases or number of card holders. Within our open-loop payments solution, we generate revenue based on interchange fees and spending on cards as a percentage of transactions.
•We also offer a broad set of child support services predominately to State Disbursement Units ("SDUs"), including processing and distributing payments, child support payment cards, childcare credentialing, and case management, among others, to help states comply with federal standards. Within child support solutions, the way we generate revenue varies by state, but it is generally either per financial transaction, per call, fixed price, or for development of systems.
Transportation
On behalf of government agencies and transportation authorities around the world, we deliver solutions serving toll and fare collection, mobility and digital payments, violation and citation management, and photo enforcement that help streamline operations and increase revenue. With an expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, our solutions help reduce congestion and greenhouse emissions, enhance public safety, and create seamless travel experiences for consumers throughout transportation ecosystems.
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
•Transit Solutions
•For train, bus, subway, metro and other transit travelers, we help make journeys more personalized and convenient while increasing fare collection for authorities and agencies. We combine fare collection and intelligent mobility to provide clients with the added efficiency of a single point of management for all transit solutions. Within transit, we primarily generate revenue via implementation of end projects (hardware and software, maintenance services, repair and sale of spare parts), and the building and operation of fare collection systems.
•Curbside Management Solutions
•We deliver intelligent curbside management systems that simplify parking programs and deliver convenient and hassle-free experiences for drivers. Our curbside solutions include citation and permit administration, parking enforcement, and curbside demand management. We generate revenue based on violations issued, payment processing transactions, collections activities or through a fixed fee for our services.
•Public Safety Solutions
•Public safety is a priority in every community, especially as budgets shrink and populations grow. We provide data analytics, automated photo enforcement and other public safety solutions to make streets

CNDT 2023 Annual Report

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
Our Competitive Strengths
We possess competitive strengths that distinguish us from our competitors, including:
Leadership in attractive growth markets: We are a leader in business process solutions that deliver exceptional outcomes for our clients at an unparalleled scale. Our clients continue to outsource key business processes to improve efficiencies and to accelerate performance and digital transformation. Additionally, clients are moving beyond services for back-office functions to drive customer satisfaction and loyalty. The increase in globalization and cost competition continues to accelerate, forcing companies to seek ways to stay ahead of the competition. These factors, along with clients and their customers demanding more personalized, seamless, and secure solutions, are collectively driving the ongoing shift to next-generation solutions and services. Through our portfolio of digital business solutions and services, we have reached significant scale in our interactions including:
•Healthcare: U.S. healthcare spending is expected to increase slightly as a percentage of GDP (from 18.3% of GDP in 2021 to 19.6% in 2031) and is projected to grow at an average rate of 5.4% per year between 2022-2031. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving 9 of the top 10 U.S. health plans and providing administrative and mission-critical program administration solutions for government healthcare programs in 35 states, the District of Columbia, and a federal program (U.S. Department of Labor), which includes nearly 119 million recipients supported. Conduent’s healthcare capabilities have been recognized by NelsonHall and Everest Group.
•Transportation: Traffic congestion continues to increase due to urbanization and changing global demographics. As a result, optimized transportation systems are becoming critical to increase efficiency while maintaining strict safety requirements. Electronic toll collection and public transit represent key growth drivers as governments at all levels increasingly focus on transportation infrastructure.
•Business Operations Solutions: We provide high volume print and mail services, enrollment processing and personalized and targeted marketing and communications to large corporations and are a leading provider in this market with more than 5.4 billion documents captured, indexed and classified annually.
Global delivery expertise: Our scale and global delivery capabilities enable us to deliver our proprietary technology and differentiated service offerings seamlessly to clients around the world. We have operations in 26 countries including India, the Philippines, Jamaica, Guatemala, Mexico, Romania, the United Kingdom and several locations within the United States, providing our customers the option for "onshore", "nearshore" or "offshore" outsourced business process services. This global delivery model allows us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2023, 47% of our employees were located in high-cost countries and 53% were located in low-cost countries.
Differentiated technology-led suite of multi-industry solutions: Through dedicated people, process expertise and technology, such as analytics and automation, Conduent solutions and services create value for our clients by creating efficiencies, improving experiences, reducing costs and enabling revenue growth while better serving millions of end customers that depend on us. We deliver performance by optimizing processes to be more efficient, flexible and secure. We deliver value by driving valuable outcomes and reducing costs at scale. We enhance the customer experience by improving experiences, engagement and loyalty of end users.
Recurring revenue model supported by a loyal, diverse client base: We have a broad and diverse base of clients across geographies and industries, including many Fortune 100 companies, midsize businesses and governmental entities. Our clients are increasingly satisfied as evidenced by our NPS that has increased by nearly 30 points since becoming Conduent in 2017. Our close client relationships and successful client execution support our stable recurring revenue model and high renewal rates.

CNDT 2023 Annual Report

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
•Traditional business process outsourcing companies such as Genpact, Wipro and EXL Services;
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
Intellectual Property
Generally, our policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of December 31, 2023, we own approximately 631 U.S. patents and have 7 pending applications. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. These patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general, no single patent is essential to our business or to any individual segment of our business. In addition, any of our proprietary rights could be challenged, invalidated, or circumvented, or may not provide significant competitive advantages.
Our business relies on software provided, to an approximately equal extent, by both internal development and external sourcing to deliver our services. With respect to internally developed software, we claim copyright on all such software, registering works which may be accessible to third parties. In addition, we rely on maintaining source code confidentiality to assure our market competitiveness. With respect to externally sourced software, we rely on contracts assuring our continued access for our business usage.
In the United States, we own 55 registered trademarks, with two pending, reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our trademarks.

CNDT 2023 Annual Report

People and Culture
Headcount
The skills, expertise, and experience of our talented and diverse global workforce allow us to deliver mission-critical services and solutions that drive exceptional client outcomes. As of December 31, 2023, we had approximately 59,000 associates in 26 countries working towards a common vision and purpose, with 41% located in North America and the remainder located primarily in Asia Pacific, Latin America and the Caribbean, and Europe. Our three reportable segments, Commercial, Government and Transportation, house most of our associates with approximately 42,000, 5,000 and 4,000 associates, respectively.
Conduent Diversity, Equity & Inclusion ("DE&I")
At Conduent, we work to build a culture where individuality is noticed and valued, and associates feel like they belong and can bring their authentic selves to work. We’re on a journey to create an equitable and inclusive workplace where everyone, regardless of their differences, has an equal opportunity to thrive, do work that fulfills them, and contribute their strengths. This commitment is essential to our business strategy, fuels our work for clients, and carries forward to their millions of end-users who interact with us every day.
Within our One Team, One Mission culture, diversity makes us stronger. Our three DE&I strategic pillars to Enrich Diversity, Elevate Equity, and Empower Inclusion provide focus for our annual priorities and initiatives.
Our eight Employee Impact Groups ("EIGs") play a vital role in creating an environment of belonging and inclusion through year-round activities that advance culture and professional development, create a sense of community, and impact business outcomes. As part of our focus on DE&I awareness and education in 2023, we delivered extensive training on "inclusive leadership" and hosted panel discussions with our leadership team members on a range of DE&I topics.
We continue to advance our efforts towards embedding DE&I in our talent management and recruiting practices and are proud to have received several global and regional workplace culture and diversity awards, including:
•Top 100 Global Most Loved Workplaces (Newsweek: 2023)
•Most Loved Workplaces in America (Newsweek: 2023)
•America’s Best 500 Employers for Diversity (Forbes: 2023, 2022, 2021)
•Corporate Equality Index top ranking (Human Rights Campaign: 2023, 2022)
•Top Employer for LGBT+ Inclusion in India (IWEI: 2023, 2022)
•LGBTQ+ Best Places to Work in Mexico (Human Rights Campaign Equidad MX: 2023,2022)
•Best Place to Work for Disability Inclusion (Disability Equality Index: 2023)
•Best for Vets Employers (Military Times: 2023)
•ERS Silver Award (Armed Forces Covenant: 2023)
Employee Learning and Development
As a services company, we believe our associates are our most important asset, which is why we invest in associate growth and development programs. We are focused on building a workplace where our people can do their best work and have access to the learning tools and resources they need to excel in their role, stay competitive and grow their skill set. We offer our associates modern, digital world-class learning platforms that help them learn anywhere, anytime on a wide range of topics including technology, professional and business-related themes. We continue to invest in new, cutting-edge learning platforms to elevate their learning experience. As a result, we have been successful in building a culture of continuous learning, with employees taking charge of their learning and development. In addition to our digital platforms, employees are also provided job-specific technical training when they are onboarded and during their professional journey as required. Furthermore, we launched a new, blended learning and development program for people managers in 2023. Our learning platforms are widely utilized with about 2 million learning assets completed in 2023 and have great learning effectiveness scores for satisfaction, skill improvement and on the job practical application. We also ensure that our associates complete regulatory and compliance training on topics required based on their role and geography.

CNDT 2023 Annual Report

Associate Engagement
We continuously gather associate feedback through multiple touchpoints throughout the year and leverage that feedback to both inform our talent strategy and enhance our associate experience. These touchpoints include both external recognition surveys as well as feedback gathered through internal pulse surveys, exit surveys, and our internal social platform used for open and transparent communications. In 2023, Conduent was recognized among Newsweek’s Top 100 Global Most Loved Workplaces. This recognition was based largely on direct feedback gathered from our associates indicating a strong "emotional connection" between associates and our Company. We also continuously monitor our rankings and feedback from current associates on review sites such as Comparably. In 2023 our year-over-year Comparably scores held steady, with our overall culture score in the top 10% of similar sized companies, and love of team, challenging work, and flexibility to do remote work cited among the positives.
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
Our directors must act in accordance with our Code of Business Conduct and Ethics for Members of the Board; our principal executive officer and principal financial and accounting officer, among others, must act in accordance with our Finance Code of Conduct; and all of our executives and employees must act in accordance with our Code of Business Conduct. Each of these codes of conduct can be accessed through our website at www.conduent.com/corporate-governance. They are also available to any shareholder who requests them in writing addressed to Conduent Incorporated, 100 Campus Drive Suite 200, Florham Park, NJ 07932, Attention: Corporate Secretary. We will disclose any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics for Members of the Board and, our Code of Business Conduct and our Finance Code of Conduct for our officers on our website as promptly as practicable, and consistent with the requirements of applicable U.S. Securities and Exchange Commission ("SEC") and Nasdaq rules.
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

CNDT 2023 Annual Report

Information about our Executive Officers
The following is a list of the executive officers of Conduent as of February 21, 2024.
Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of our by-laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
Clifford Skelton*	68	President and Chief Executive Officer	2019	2019
Louis Keyes	56	Executive Vice President, Chief Revenue Officer	2023	2020
Randall King	58	Executive Vice President, Commercial Solutions	2022	2022
Michael Krawitz	54	Executive Vice President, General Counsel and Secretary	2019	2019
Mark Prout	60	Executive Vice President, Chief Information Officer	2019	2020
Stephen Wood	57	Executive Vice President, Chief Financial Officer	2021	2020
_____________________________
*Member of Conduent Board of Directors

Each of the officers named above has been an officer or an executive of Conduent or its subsidiaries for less than five years. As of February 21, 2024, there are no family relationships among any of the executive officers named above and any of our directors.
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
Mr. Keyes joined Conduent as Global Head of Sales in September 2019. He was appointed Executive Vice President, Chief Revenue Officer in December 2020, appointed Executive Vice President, Transportation Solutions in August 2022 and again appointed to Executive Vice President, Chief Revenue Officer in December 2023. Prior to joining Conduent, he served as Executive Vice President, Chief Sales Officer at York Risk Services from October 2017 to September 2019. Prior to York Risk Services, he was Senior Vice President at Fiserv Inc. between 2009 and 2017 where he led Enterprise Accounts and large sales teams. Mr. Keyes has also held senior executive leadership roles at Hewlett-Packard Enterprise Services and Electronic Data Systems Corporation. Mr. Keyes earned his Bachelor of Arts degree from the University of Texas at Dallas.
Mr. King joined Conduent in May 2020 as Global Head, End User Experience. He was appointed Executive Vice President, Commercial Solutions in August 2022. Mr. King has responsibility for our commercial solutions portfolio. Prior to joining Conduent he worked for Bank of America, where he served as Senior Vice President for Consumer and Wealth Management, as part of the bank’s Global Business Services organization. Mr. King earned his Bachelor of Science degree in Economics at North Carolina State University and completed the Operations Leadership Program at the University of Michigan’s Stephen M. Ross School of Business.
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

CNDT 2023 Annual Report

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
Mr. Wood has served as the Chief Financial Officer of Conduent since June 2021. He served in his previous role as Conduent’s Corporate Controller from August 2020 until June 2021 and was designated as its Principal Accounting Officer effective December 2020. Prior to joining Conduent, Mr. Wood spent 15 years at Fiserv in finance and accounting leadership positions. From December 2016 to May 2020, Mr. Wood served as Vice President & Chief Financial Officer of Fiserv Output Solutions. From March 2009 to December 2016, he served as Vice President & Controller over several different operating groups, and from January 2005 to March 2009, he led International Finance & Accounting operations. Mr. Wood is a Chartered Global Management Accountant with an MBA with distinction from Warwick Business School and a Bachelor of Science from the University of Birmingham in the United Kingdom.

CNDT 2023 Annual Report

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
The markets in which we operate are highly competitive, and we might not be able to compete effectively.
We operate in a global marketplace in which competition in all areas of our portfolio is vigorous. Some of our competitors possess greater financial, marketing and sales resources, and larger geographic scope in certain parts of the world than we do, which, in turn, provides them with additional leverage in the competition for contracts. In certain niche, regional or metropolitan markets, we face smaller competitors with specialized capabilities who may be able to provide competing services with greater economic efficiency. Some of our competitors have more significant operations than we do in lower cost countries that can serve as a platform from which to provide services worldwide on terms that may be more favorable. Increased competition often results in corresponding pressure on prices and terms. There can be no assurance that we will succeed in providing competitively priced services at levels of service and quality that will enable us to maintain and grow our market share.
Additionally, we derive significant revenue from contracts awarded through competitive bidding processes, including renewals, which can impose substantial costs on us, and may limit the Company’s ability to negotiate certain contractual terms and conditions. Many of these contracts are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Competitive bidding imposes substantial costs and presents a number of risks, including: (i) the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us; (ii) the need to estimate accurately the resources and costs that will be required to implement and service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design; (iii) the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding and the risk that such protests or challenges could result in the requirement to resubmit bids and in the termination, reduction or modification of the awarded contracts; and (iv) the opportunity cost of not bidding on and winning other contracts we might otherwise pursue. If our competitors protest or challenge an award made to us on a government contract, the costs to defend such an award may be significant and could involve subsequent litigation that could take years to resolve.

CNDT 2023 Annual Report

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
We have a global workforce and global customers. Our employees and customers in a particular country or region in the world may be impacted as a result of a variety of diversions, including: geopolitical events and increasing geopolitical tensions, such as war, the threat of war, or terrorist activity; macroeconomic conditions, such as the level of inflation, economic activity and interest rates; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages, major public health issues, including pandemics (such as the coronavirus); and significant local, national or global events capturing the attention of a large part of the population. To date, while we do not believe our business, financial position or operations have been materially impacted by these factors, we continue to monitor world events closely. If any of these factors disrupt a country or region where we have a significant workforce (such as the U.S., India or the Philippines) or customers (such as the U.S. or Europe), or vendors, our business could be materially adversely affected.
Our results of operations and financial condition may be materially adversely affected by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.
Approximately 11% of our 2023 revenues was generated from operations outside the United States. In addition, we maintain significant operations outside the United States. Our results of operations and financial condition could be materially adversely affected by changes in foreign currency exchange rates, as well as by several of other factors, including, without limitation, changes in economic conditions from country to country, changes in a country’s political conditions, trade controls and protection measures, financial sanctions, licensing requirements, local tax issues, capitalization and other related legal matters. If we are unable to effectively hedge these risks, our results of operations and financial condition could be materially adversely affected.
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

CNDT 2023 Annual Report

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
Our success depends, in part, upon key managerial and technical personnel, including our ability to attract and retain additional qualified personnel, as well as qualified subcontractors. The loss of certain key personnel, such as

CNDT 2023 Annual Report

our Chief Executive Officer ("CEO"), members of our executive team and other highly skilled employees, could materially adversely affect our results of operations and financial condition. There is no assurance that we can retain our key managerial personnel, or that we can attract similar employees, in the future.
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

CNDT 2023 Annual Report

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
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous laws and regulations in the United States (both federal and state) and foreign laws and regulations designed to protect both individually identifiable information and personal health information, including the Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA"), and the regulations promulgated under HIPPA governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, and the European Union General Data Protection Regulation ("GDPR"), which imposes stringent data protection requirements and significant penalties for non-compliance and has had a significant impact on how we process and handle certain data.
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

CNDT 2023 Annual Report

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
We process, support and execute financial transactions, and disburse funds, on behalf of both government and commercial customers, often in partnership with financial institutions. This activity includes receiving debit and credit card information, processing payments for and due to our customers and disbursing funds on payment or debit cards to payees of our customers. As a result, we are subject to numerous laws and regulations in the United States (both federal and state) and in foreign jurisdictions, including the Electronic Fund Transfer Act, as amended, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the "Bank Secrecy Act"), as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (including the so-called Durbin Amendment), as amended, the Gramm-Leach-Bliley Act (also known as the "Financial Modernization Act of 1999"), as amended, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT ACT"), as amended. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of certain financial transactions and related support services. These laws are subject to frequent changes, and new statutes and regulations in this area may be enacted at any time. Changes to existing laws, the introduction of new laws in this area or our failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and civil and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions and allegations by our customers, partners and clients that we have not performed our contractual obligations. Any of these could materially adversely affect our results of operations and financial condition.
Our data systems, information systems and network infrastructure may be subject to hacking or other cybersecurity threats and other service interruptions, which could expose us to liability, impair our reputation or temporarily render us unable to fulfill our service obligations under our contracts.
As a leader in business process solutions, we leverage cloud computing, artificial intelligence, machine learning and advanced analytics. We act as a trusted business partner in both front-office and back-office platforms, providing interactions on a substantial scale with our customers and other third-parties. Our customers include global commercial clients and government clients who depend upon our operational efficiency, non-interruption of service, and accuracy and security of information. We also use third-party providers such as subcontractors, software vendors, utility providers and network providers, upon whom we rely to support our business process solutions, to deliver uninterrupted, secure service. As part of our business process solutions, we also develop system software platforms necessary to support our customers’ needs, with significant ongoing investment in developing and operating customer-appropriate operating systems, databases and system software solutions. We also receive, process, transmit and store substantial volumes of information relating to identifiable individuals, both in our role as a solution provider and as an employer, and we are subject to numerous laws, rules and regulations in the United States (both federal and state) and foreign jurisdictions designed to protect both individually identifiable information as well as personal health information. We also receive, process and implement financial transactions, and disburse funds, on behalf of both commercial and government customers, which activity includes receiving debit and credit card information to process payments due to our customers as well as disbursing funds to payees of our customers. As a result of these and other business process solutions, the integrity, security, accuracy and non-interruption of our systems and information technology and that of our third-party providers and our interfaces with our customers are extremely important to our business, operating results, growth, prospects and reputation.
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
Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or implement sufficient preventative measures. Hacking,

CNDT 2023 Annual Report

malware, phishing, viruses and other “cyber-attacks” have become more prevalent, have occurred in our systems in the past, and may occur in our systems in the future. Our cyber practices and cybersecurity systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our network and information systems and it may not be possible for us to fully or timely know if or when such incidents arise, or the full business impact of any cybersecurity breach.
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
In some of our services lines, we are contractually subject to industry data security standards. These industry data security standards include Card Brand (Visa, Mastercard, American Express, Discover and JCB) operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard ("PCI DSS"), a data security standard applicable to companies that collect, store or transmit payment card data. Another industry standard is the Health Information Trust Alliance ("HITRUST") which applies to aspects of the healthcare industry in addition to other industries. In the future we may not be able to maintain compliance with PCI DSS, HITRUST and other applicable industry standards. Any failure to comply fully or materially with PCI DSS, HITRUST and other applicable industry standards now or at any point in the future may provide customers the right to terminate contracts with us or to enforce provisions obligating us to reimburse them for any penalties or costs incurred by them as a result of our non-compliance, or subject us to other fines, penalties, damages or civil liability, each of which could have a material adverse effect on our business, financial condition and results of operations.

CNDT 2023 Annual Report

Our results of operations and financial condition could be materially adversely affected by legal and regulatory matters.
We are potentially subject to various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities laws; governmental and non-governmental entity contracting, servicing and governmental entity procurement laws; intellectual property laws; environmental laws; employment laws; the Employee Retirement Income Security Act of 1974 ("ERISA"); and other laws, regulations and contractual undertakings, as discussed under Note 16 – Contingencies and Litigation to the Consolidated Financial Statements. If developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or if any of these matters result in an adverse judgment or are settled for significant amounts above any existing accruals, it could materially adversely affect our results of operations and financial condition in the period or periods in which such change in determination, judgment or settlement occurs. There can be no assurances as to the favorable outcome of any claim, lawsuit, investigation or proceeding. It is possible that a resolution of one or more such proceedings, through judgment, settlement or otherwise, could require us to make substantial payments to satisfy judgments, fines or penalties or settlement amounts, any of which could materially adversely affect our results of operations and financial condition. Additionally, the terms of dismissal, settlement, release or other resolution may permit certain claims to be reopened under certain conditions. Claims, lawsuits investigations and proceedings involving the Company could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain services, requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies, or make it more difficult to obtain adequate insurance in the future. In addition, it can be very costly to defend litigation and these costs could materially adversely affect our results of operations and financial condition. Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements.
Our insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.
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
Divestitures may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results. Refer to Note 4 – Assets/Liabilities Held for Sale and Divestitures to our Consolidated Financial Statements for additional information about our divestitures.

CNDT 2023 Annual Report

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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2023, our goodwill balance was $651 million, which represented 20.6% of total consolidated assets.
Refer to Note 8 – Goodwill and Intangible Assets, Net to our Consolidated Financial Statements for additional information about our goodwill impairments.
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

CNDT 2023 Annual Report

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

CNDT 2023 Annual Report

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

CNDT 2023 Annual Report

Increases in the cost of voice and data services or significant interruptions in such services could materially adversely affect our results of operations and financial condition.
Our business is significantly dependent on voice and data services provided by various communication and data service providers around the world. Accordingly, any disruption of these services could materially adversely affect our results of operations and financial condition. Any inability to obtain voice or data services at favorable rates could materially adversely affect our results of operations and financial condition. Where possible, we have entered into long term contracts with various providers to have price certainty and avoid short term rate increases and fluctuations. There is no obligation for our vendors to renew their long term contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of voice or data services that is not recoverable through an increase in the price of our services could materially adversely affect our results of operations and financial condition. In addition, a number of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable, and an extended outage of utility or network services could materially adversely affect our results of operations and financial condition.
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
We operate globally and changes in tax laws could adversely affect our results.
We monitor U.S. and non-U.S. tax law changes that may adversely impact our overall tax costs. From time to time, proposals have been made and/or legislation has been introduced to change tax rates, as well as related tax laws, regulations or interpretations thereof, by various jurisdictions, or to limit tax treaty benefits which, if enacted or implemented, could materially increase our tax costs and/or our effective tax rate and could have a material adverse impact on our financial condition and results of operations. In addition, we are subject to the examination of our income tax returns by the United States Internal Revenue Service and other tax authorities around the world. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on the company’s provision for income taxes and cash tax liability.

CNDT 2023 Annual Report

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY MATTERS
As a leader in business process solutions, we leverage cloud computing, artificial intelligence, machine learning, automation and advanced analytics, our systems and information technology, and that of our third-party providers, and our interfaces with our customers are critical to our business, operating results, growth, prospects and reputation.
We act as a trusted business partner in providing both front-office and back-office platforms. As part of our business process outsourcing solutions, we develop system software platforms necessary to support our customers’ needs, with significant ongoing investment in developing and operating customer-appropriate operating systems, databases and system software solutions. We also receive, process, transmit and store substantial volumes of personal information relating to identifiable individuals. Additionally, we receive, process and implement financial transactions and disburse funds on behalf of both commercial and government customers.
We devote significant resources to cybersecurity and cybersecurity risk management processes to adapt to the changing cybersecurity landscape and to respond to emerging threats. We maintain a cybersecurity risk management program to assess, identify, manage, mitigate and respond to material risks from cybersecurity threats to both our corporate information technology environment and to customer-facing products. This program is integrated into our overall Enterprise Risk Management (“ERM”) program, which is designed to strengthen our risk management capabilities by developing and implementing a governance structure, risk management framework, and processes that enable the identification, assessment, monitoring and management of risks.
The underlying controls of our cybersecurity risk management program are based upon industry standards for cybersecurity and information technology. Our corporate information technology environment aligns with Center for Internet Security Critical Security Controls (“CIS CSC”). Our systems that manage customer-facing products, where appropriate and contractually required, are certified/attested to applicable security standards, including, without limitation, National Institute of Standards and Technology's publication (NIST 800-53 rev 5 moderate baseline), Payment Card Industry Data Security Standard ("PCI-DSS"), Health Insurance Portability and Accountability Act ("HIPAA"), International Organization for Standardization ("ISO") and, the International Electrotechnical Commission ("IEC") Standard (ISO/IEC 27001:2013 & ISO 9001:2015). Our policies and procedures concerning cybersecurity matters include processes to safeguard our information systems, monitor these systems, protect the confidentiality and integrity of our data, train and raise awareness of cybersecurity threats among employees, detect intrusions into our systems and respond to cybersecurity incidents.
As part of our overall risk management strategy, we leverage a defense in depth philosophy, which includes, but is not limited to, additional end-user training, layered technology defenses, identifying and protecting critical assets, strengthening monitoring and warning systems and engaging industry and subject matter experts. We regularly test defenses by performing simulations and exercises at both a technical level and by reviewing our operational policies and procedures with third-party experts. At the management level, our cybersecurity team regularly monitors alerts and meets to discuss industry threats, trends and remediation tactics. The cybersecurity team also regularly prepares a cyber report that includes metrics and compliance performance, collects data on cybersecurity threats and risks and conducts an annual risk assessment, which it uses to assess and refine Conduent's overall security posture. Furthermore, we receive cybersecurity alerts and threat intelligence from our peers, government agencies, information sharing and analysis centers and cybersecurity associations, as well as conduct periodic external penetration tests and gap testing to assess our processes and procedures and the ever-changing threat landscape. We have created and continually update, as required, a detailed incident response plan, which outlines the steps to be followed from incident detection to eradication, recovery and notification and which we implement in the event of a cybersecurity incident.
We also engage third parties and cybersecurity consultants on a regular basis to assess, test, and assist with the implementation of our risk management strategies, policies and procedures to enhance our detection, response and management of cybersecurity risks and compliance frameworks, including but not limited to, consultants who assist with risk assessment, assist with our PCI-DSS compliance assessments, assess our systems’ alignment with the NIST Cybersecurity Framework, ensuring adherence to ISO audits.

CNDT 2023 Annual Report

We rely on a variety of security software, including cloud-based technology to scan and analyze for vulnerable software or misconfigurations, for our operations and our business processing solutions. These systems are either developed by us or licensed from or maintained by third-party providers. We assess key third-party cybersecurity controls through a cybersecurity questionnaire, require the implementation of certain security controls in our contracts where applicable, maintain continuous monitoring during the engagement of the third party, and maintain the ability to discontinue our engagement with a key vendor if its cybersecurity posture fails to meet pre-established standards.
Our Board of Directors (the “Board”) maintains oversight responsibility for our ERM program. This oversight is facilitated primarily through the Risk Oversight Committee of the Board (the “Risk Committee”), which reviews the ERM program, related assessments and remediation activities for subsequent review by the Board. As part of its ERM oversight responsibilities, the Risk Committee is responsible for oversight of the Company’s cybersecurity risk management, including the Company’s material programs, policies and safeguards for information security, cybersecurity and data security. At least quarterly (and more frequently as required), the Risk Committee and Audit Committee meet with management, including the Chief Information Security Officer (the “CISO”), to discuss, assess and determine the allocation of resources to risk matters, including cybersecurity risks, which enables effective integration of risk practices into strategic planning and enterprise decision-making.
The Risk Committee works with the CISO and the Company’s senior executives in reviewing the cybersecurity risks and strategy, provides guidance on the Company’s cybersecurity goals and objectives, and monitors the information it receives from management regarding the assessment and management of cybersecurity risk. The Risk Committee also conducts an annual review that includes a survey of enhancements to the Company’s defenses and a cyber trend report, as well as management’s progress in implementing the Company’s cybersecurity strategic roadmap and compliance initiatives.
The Company’s CISO, a Certified Information Systems Professional with over 15 years of technical and cybersecurity leadership in large multinational organizations, reports to our Executive Vice President, Chief Information Officer and is responsible for assessing, implementing and managing the Company’s cybersecurity risk management program, informing senior management regarding the prevention, detection, mitigation and remediation of cybersecurity incidents, as well as supervising such efforts. The CISO approves the cybersecurity policies and procedures, implementation of controls, monitoring and detection programs and employee training on cybersecurity risks. The CISO also reports cybersecurity risks and strategies directly to executive leadership.
As noted above, we face a number of cybersecurity risks in connection with our business and, from time to time, experience or are subject to a variety of cybersecurity incidents that arise during the ordinary course of its business. We do not believe that any incidents that have occurred prior to the date of this report have had or will have a material adverse effect on our business strategy, results of operations, reputation or financial position. Future cybersecurity incidents could, however, materially affect our strategy, results of operations, reputation or financial condition. See Item 1A. Risk Factors for additional information on how risks could materially affect the Company.
ITEM 2. PROPERTIES
We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, Texas, Guatemala, India, the Philippines, Jamaica and the Netherlands. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2023 was approximately 4.9 million square feet at an annual operating cost (lease costs and expenses) of approximately $135 million and was composed of 186 leased properties and 4 owned properties. We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.
During 2023, we aggressively pursued portfolio reduction opportunities through lease terminations, subleases and consolidation of properties. As a result, the surplus property portfolio was reduced by approximately 0.7 million square feet during the year ended December 31, 2023. Additional leased and owned properties may become surplus in the future as we continue to optimize our workforce location strategy based on existing conditions and leverage enhanced work-from-home capabilities. Although we are obligated to maintain our leased surplus properties through required contractual lease periods, we continue to examine opportunities to dispose of or sublease these properties and further align our business units in an effort to best optimize the portfolio.

CNDT 2023 Annual Report

ITEM 3. LEGAL PROCEEDINGS
The information set forth under Note 16 – Contingencies and Litigation to the Consolidated Financial Statements in Part II, Item 8 is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CNDT 2023 Annual Report

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

Common Shareholders of Record

There were 13,038 shareholders of record as of January 31, 2024.

Conduent Common Stock Dividends

We did not pay any dividends on our common stock in 2023. We intend to retain future earnings for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends on our common stock for the foreseeable future.

Performance Graph

CNDT 2023 Annual Report

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
October 1-31, 2023	1,085,481	$3.27	1,085,481	$64
November 1-30, 2023	3,872,447	2.75	3,872,447	54
December 1-31, 2023	1,656,682	3.40	1,656,682	48
Total	6,614,610	$3.00	6,614,610	$48
(1) On May 16, 2023, the Board of Directors authorized a three-year share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans.
(2) Average share price includes transaction commissions.
The timing and number of shares repurchased depended on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. This share repurchase program does not obligate the Company to acquire a specific number of shares and the program may be modified, suspended or discontinued at any time at the Company’s discretion without prior notice.
Securities Authorized for Issuance Under Existing Equity Compensation Plans
Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. [RESERVED]

CNDT 2023 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in seven sections:
•Overview;
•Financial Information and Analysis of Results of Operations;
•Metrics;
•Capital Resources and Liquidity;
•Critical Accounting Estimates and Policies;
•Recent Accounting Changes; and
•Non-GAAP Financial Measures.
This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes in this Form 10-K for the year ended December 31, 2023. This MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.
The year-over-year comparisons in this MD&A are as of and for the years ended December 31, 2023 and 2022, unless stated otherwise. The discussion of 2022 results and related year-over-year comparisons as of and for the years ended December 31, 2022 and 2021 are found in Item 7 of Part II of our Form 10-K for the year ended December 31, 2022.
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Overview
We deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence, machine learning, automation and advanced analytics to deliver mission-critical business process solutions. Through a dedicated global team of associates, process expertise, and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Headquartered in Florham Park, New Jersey, we have a team of approximately 59,000 people as of December 31, 2023, servicing customers from service centers in 26 countries. In 2023, approximately 11% of our revenue was generated outside the U.S.
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
•Government – Our Government segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance, healthcare programs and administration, transaction processing and payment services. Our solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.
•Transportation – Our Transportation segment provides systems, support, and revenue-generating solutions to government transportation agency clients. We deliver mission-critical public safety, mobility and digital payment

CNDT 2023 Annual Report

solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers while reducing impact on the environment.
Executive Summary
During the first quarter of 2023, we held an investor briefing to communicate the next chapter in the Conduent journey. Our intense emphasis on growth, quality, and efficiency, beginning in the first quarter of 2020, resulted in a strengthened foundation. We remain focused on accelerating growth and enhancing value for our stakeholders and intend to achieve this by doubling down on key themes outlined in the March 2023 investor briefing. We also intend to continue our portfolio rationalization strategy, divesting certain solutions which have either scarcity value outside of Conduent or are capital intensive relative to their growth opportunity, and thereby allowing management the bandwidth and increased capital to devote focus to solutions where we believe we have competitive advantages or higher growth expectations.
We believe this renewed focus on our portfolio rationalization strategy will result in a more nimble and faster growing Conduent with modest levels of net leverage, enhanced valuation, and significant excess capital to be deployed over time.
Significant 2023 Actions
•Portfolio Rationalization – In the March 2023 investor briefing we set an expectation of generating between $500 million to $700 million of after-tax proceeds from divestiture activity, and we have made significant progress this year towards this goal. On September 29, 2023, we entered into an agreement to transfer our BenefitWallet portfolio for approximately $425 million. The portfolio is expected to transfer in multiple phases in the first half of 2024, with an estimated pre-tax gain of approximately $425 million. Also, on December 27, 2023, we entered into a definitive agreement to sell our Curbside Management Solutions and Public Safety Solutions businesses for $230 million plus the assumption of certain liabilities. This transaction is expected to close in the first half of 2024. The after-tax proceeds from these two transactions, plus other anticipated divestitures in 2024 will drive an upward revision of total net proceeds from divestitures to between $600 million and $800 million. Refer to Note 4 – Assets/Liabilities Held for Sale and Divestitures in the Consolidated Financial Statements for additional information.
•Strategic Growth Efforts – During 2023, we continued to see opportunities in our Government Healthcare segment, particularly with our cloud-native Medicaid Claims solution, and we now have a number of significant implementations underway in the space. Our pipeline of opportunities remains strong in this area. We also continued to make progress with our Immediate Payments offering, laying the marketing and educational foundation with our existing clients, and enhancing our partnership strategy. We were the first organization to execute transactions over the newly implemented FedNow capability and we anticipate an acceleration of new business signings to occur in 2024.
•New Business Signings – While we experienced some softness in New Business Signings in 2023, we successfully attained the highest Total Contract Value ("TCV" as defined in Metrics section below) in several years, with an increase of 20% versus 2022. This was predominantly driven by the $1 billion TCV deal in our Transportation segment, with the State of Victoria, Australia. This is our largest TCV deal in the history of Conduent and continues to grow our international presence. Our New Business pipeline remains strong at approximately $25 billion, with significant opportunities across the portfolio.
•Return to Shareholders – The Board of Directors authorized a share repurchase program, granting approval for us to repurchase up to $75 million of our common stock over the next three years (see additional information included in Part II, Item 5). Through December 31, 2023, we acquired $27 million worth of our shares under this share repurchase program.
Significant 2022 Actions
•Disposition and Portfolio Review – On February 8, 2022, we closed a transaction with Symplr Software, Inc. to sell our Midas suite of patient safety, quality and advanced analytics solutions ("Midas business") for cash consideration of $322 million resulting in a pre-tax gain of $166 million. The Midas business represented approximately $7 million, $70 million and $72 million of revenue in 2022, 2021 and 2020, respectively. Refer to Note 4 – Assets/Liabilities Held for Sale and Divestitures in the Consolidated Financial Statements for additional

CNDT 2023 Annual Report

information. During the fourth quarter of 2022, we concluded our long-range planning processes which included a full evaluation of our portfolio of solutions and identified incremental opportunities to streamline the portfolio.
•New Business Signings – In 2022 we introduced a new primary signings metric Annual Contract Value ("ACV" as defined in Metrics section below), which provides more focus on the near-term revenue generation of new business signings as compared to the traditional view of TCV. This ACV metric increased sequentially each quarter in 2022, totaling $724 million in 2022, an increase of 16.8% versus 2021 excluding the impact of Government stimulus payments.
•Strategic Growth Efforts – During the latter part of 2022, we dedicated a small number of senior associates with the mission to accelerate future revenue growth by selling existing solutions into new and adjacent markets and geographies. The results of this action started to become visible, for example, by the collaboration with a major bank to launch a Digital Payments Hub delivering faster, easier, and more secure payments.
•Operational Service Levels – We continued to make significant improvements with our operational and technology service levels, and while we will always believe there is room for improvement in these areas, we have reached a standard consistent with the markets that we operate in. These operational improvements together with the significant progress being made in closing out major litigation cases, positioned us well with a solid foundation to embark on the next chapter of our journey.
Macroeconomic and Geopolitical Uncertainty
Given the nature of our business and our global operations, the effects of global macroeconomic and geopolitical uncertainty could have a materially adverse effect on our business, results of operations and financial condition.
Financial Information
The section below provides a comparative discussion of our consolidated results of operations for the year ended December 31, 2023 and 2022. See Item 7. MD&A–Financial Information in our Annual Report on Form 10-K for the year ended December 31, 2022, for a comparative discussion of our consolidated results of operations between 2022 and 2021.

	Year Ended December 31,		2023 vs. 2022
(in millions)	2023	2022	$ Change	% Change
Revenue	$3,722	$3,858	$(136)	(4)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,888	3,018	$(130)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	458	440	$18	4%
Research and development (excluding depreciation and amortization)	7	7	—	—%
Depreciation and amortization	264	230	34	15%
Restructuring and related costs	62	39	23	59%
Interest expense	111	84	27	32%
Goodwill impairment	287	358	(71)	(20)%
(Gain) loss on divestitures and transaction costs, net	10	(158)	168	(106)%
Litigation settlements (recoveries), net	(30)	(32)	2	(6)%
Other (income) expenses, net	(3)	(1)	(2)	200%
Total Operating Costs and Expenses	4,054	3,985	69

Income (Loss) Before Income Taxes	(332)	(127)	(205)
Income tax expense (benefit)	(36)	55	(91)
Net Income (Loss)	$(296)	$(182)	$(114)

CNDT 2023 Annual Report

Revenue
Revenue for 2023 decreased 4%, compared to the prior year, primarily due to lost business from prior periods and non-repeating items in the prior year including recognition of the revenue benefit associated with an annual minimum volume commitment contract with a large client in our Commercial segment and federal stimulus revenue in our Government segment. These were partially offset by higher interest rates positively impacting our BenefitWallet business and new business ramp in our Government segment.
Cost of Services (excluding depreciation and amortization)
Cost of services for 2023 decreased 4%, compared to the prior year, primarily driven by the impact of reduced revenue, increased operational efficiency and a $17 million reversal of liabilities due to the settlement of the Cognizant matter described in Note 16 – Contingencies and Litigation to the Consolidated Financial Statements.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for 2023 increased 4%, compared to the prior year, primarily driven by the absence of the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter that occurred in 2022.
Depreciation and Amortization
Depreciation and amortization for 2023 increased 15% compared to the prior year. This increase was primarily driven by the write-off of capitalized software costs totaling $25 million, stemming from management’s decision to abandon an internal use software product and a decision by a customer to not implement a product software solution.
Restructuring and Related Costs
We engage in a series of restructuring programs related to downsizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Year Ended December 31,
(in millions, except headcount in whole numbers)	2023	2022
Severance and related costs	$29	$14
Data center consolidation costs	9	10
Termination, insourcing and asset impairment costs(1)	24	13
Total Net Current Period Charges	62	37
Consulting and other costs(2)	—	2
Restructuring and Related Costs	$62	$39
Reduction in headcount(3)	700	800
__________

(1)2023 costs represent costs incurred for disengagement from a significant IT outsourcing provider.
(2)2022 costs represent professional support costs associated with certain strategic transformation programs.
(3)Relates to approximate headcount reductions worldwide associated with Severance and related costs.
Severance and related costs for 2023 include costs related to the closure of one of our Commercial segment operations in Europe.
Refer to Note 9 – Restructuring Programs and Related Costs to the Consolidated Financial Statements for additional information regarding our restructuring programs.

CNDT 2023 Annual Report

Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The increase in Interest expense for 2023, compared to the prior year, was driven primarily by higher interest rates on our variable rate debt, including finance leases and other debt. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information.
Goodwill Impairment
The goodwill impairment for 2023 is related to the write-down of the carrying value of the Commercial reporting unit. This resulted from the evaluation of goodwill triggered by entering into the Custodial Transfer and Asset Purchase Agreement to transfer our BenefitWallet health savings account and medical savings account portfolio. The goodwill impairment for 2022 related to the write-down of the carrying value of the Commercial reporting unit. Refer to Note 8 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for additional information on these impairments.
(Gain) Loss on Divestitures and Transaction Costs
The divestiture of the Midas business in the first quarter of 2022 resulted in a pre-tax gain of $166 million. Additionally, this financial statement line item also includes professional fees and other costs associated with both consummated and non-consummated transactions considered by us.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for 2023 primarily consisted of a $26 million reversal of reserves due to the settlement of the Cognizant matter and an $8 million reversal of reserves related to our former student loan business. The amount for 2022 primarily consisted of $24 million of insurance recoveries recorded in the first quarter of 2022 related to the previously disclosed State of Texas matter. Refer to Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information on these matters.
Other (Income) Expenses, Net
Other (income) expenses, net for 2023 and 2022 primarily includes interest income on cash investments, accounts receivable factoring fees and foreign currency transaction losses (gains).
Income Taxes
The 2023 effective tax rate was 10.7%, compared to (43.9)% for 2022. The 2023 rate was lower than the U.S. statutory rate of 21% due to non-deductible expenses, primarily the non-deductible Commercial reporting unit goodwill impairment, geographic mix of income and return to provision adjustments, partially offset by tax benefits related to tax settlements and reversal of reserves. The 2022 rate was negative and lower than the U.S. statutory rate of 21%, primarily due to pre-tax book loss, an increase in taxes due to the geographic mix of income and non-deductible expenses, primarily driven by book and tax basis difference in the Midas divestiture goodwill and the Commercial reporting unit goodwill impairment.
Excluding the impact of the goodwill impairment, amortization of intangible assets, restructuring, litigation reserve releases and certain discrete tax items, the normalized effective tax rate for 2023 was 107.3%. The rate is anomalous due to small adjusted pre-tax income and tax which is a result of geographic mix of income and valuation allowances against losses in certain jurisdictions resulting in no tax benefit. The 2022 rate was 34.3% excluding the impact of amortization, restructuring, the divestiture of the Midas business, insurance recoveries, goodwill impairment and discrete tax items.
In recent months, government agencies and global organizations have had an increased focus on the issues of taxation of multinational corporations. At both the European Union and Organization for Economic Co-operation and Development level, significant developments are anticipated regarding global tax initiatives in 2024. The Company is monitoring such developments and assessing any potential impact and disclosure requirement. We do not anticipate a material impact based on current guidance.

CNDT 2023 Annual Report

Operations Review of Segments
Our financial performance is based on Segment Profit (Loss) and Segment Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the following three segments:
•Commercial,
•Government, and
•Transportation.
Divestitures includes our Midas business, which was sold in the first quarter of 2022.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.
The section below provides a comparative discussion of our financial performance by segment between the years ended December 31, 2023 and 2022. See Item 7. MD&A - Operations Review of Segments in our Annual Report on Form 10-K for the year ended December 31, 2022 for a comparative discussion of our consolidated results of operations by segment between 2022 and 2021.
Segment Performance Review

(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
Year Ended Dec 31, 2023
Total Revenue	$1,932	$1,094	$696	$—	$—	$3,722
Segment profit (Loss)	$134	$284	$(2)	$—	$(304)	$112
Segment depreciation and amortization	$140	$41	$43	$—	$36	$260
Adjusted EBITDA(1)	$274	$325	$41	$—	$(262)	$378

% of Total Revenue	51.9%	29.4%	18.7%	—%	—%	100.0%
Adjusted EBITDA Margin(1)(2)	14.2%	29.7%	5.9%	—%	—%	10.2%

Year Ended Dec 31, 2022
Total Revenue	$1,992	$1,150	$709	$7	$—	$3,858
Segment profit (Loss)	$124	$294	$49	$2	$(293)	$176
Segment depreciation and amortization	$102	$37	$35	$—	$46	$220
Adjusted EBITDA(1)	$226	$331	$84	$2	$(247)	$396

% of Total Revenue	51.6%	29.8%	18.4%	0.2%	—%	100.0%
Adjusted EBITDA Margin(1)(2)	11.3%	28.8%	11.8%	28.6%	—%	10.3%
(1) Refer to "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(2) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue.

CNDT 2023 Annual Report

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss) and Adjusted EBITDA	2023	2022	2021
Income (Loss) Before Income Taxes	$(332)	$(127)	$(25)
Reconciling items:
Amortization of acquired intangible assets	7	13	135
Restructuring and related costs	62	39	45
Interest expense	111	84	55
Loss on extinguishment of debt	—	—	15
Goodwill impairment	287	358	—
(Gain) loss on divestitures and transaction costs, net	10	(158)	3
Litigation settlements (recoveries), net	(30)	(32)	3
Other (income) expenses, net	(3)	(1)	6
Segment Pre-Tax Income (Loss)	$112	$176	$237
Segment depreciation and amortization	260	220	218
Abandonment of internal project	—	—	32
Other adjustments(1)	6	—	—
Adjusted EBITDA	$378	$396	$487
(1) Represents a termination for convenience fee related to the termination of a contract with a significant IT outsourcing provider, which is reported in Cost of Services on the Consolidated Statements of Income.
Commercial Segment
Revenue
Commercial segment revenue for 2023 decreased, compared to the prior year, driven by lost business, lower volumes in certain industries within our client base and non-repeating items in the prior year, partially offset by new business ramp and higher interest rates positively impacting our BenefitWallet business.
Segment Profit and Adjusted EBITDA
Commercial segment profit for 2023 increased compared to the prior year and was positively impacted by higher interest rates positively impacting our BenefitWallet business and cost efficiency, partially offset by a write-off of capitalized software totaling $25 million stemming from management’s decision to abandon an internal use software product and a decision by a customer to not implement a product software solution.
Commercial segment adjusted EBITDA and adjusted EBITDA margin for 2023 also increased compared to the prior year primarily driven by the segment profit drivers mentioned above, partially offset by the impact of reduced revenue and the non-repeating items in the prior year.
Government Segment
Revenue
Government segment revenue for 2023 decreased, compared to the prior year, primarily driven by lost business from prior years, non-repeating federal stimulus revenue in the prior year and the impact of an out of period adjustment of $7 million in the first quarter of 2023. These were partially offset by the ramping of new business in Government Healthcare solutions, higher volumes in Government services solutions and a contractual change to a client implementation positively impacting revenue recognition.
Segment Profit and Adjusted EBITDA
Government segment profit for 2023 decreased slightly compared to the prior year and was impacted by lost business, the high margin non-repeating federal stimulus revenue in the prior year and the out of period adjustment in the first quarter of 2023 as well as by higher depreciation driven by the deployment of our new modularized CMdS platform in our Government Healthcare Solutions business.

CNDT 2023 Annual Report

Government segment adjusted EBITDA for 2023 decreased slightly compared to the prior year due to the Government segment profit drivers, excluding depreciation, mentioned above. These were partially offset by the $17 million reversal of reserves due to the settlement of the Cognizant matter, a contractual change to a client implementation positively impacting revenue recognition and cost efficiency.
Government segment adjusted EBITDA margin for 2023 increased compared to the prior year mainly due to the mix of adjusted EBITDA variances mentioned above on lower revenue.
Transportation Segment
Revenue
Transportation revenue for 2023 decreased compared to the prior year, primarily driven by extended completion timelines on our larger implementations to meet client requirements, which affected the recognition timeframe for revenue, the completion of smaller projects in our Transit solutions service offering and lost business from prior years, partially offset by new business and favorable exchange rate movement, particularly the Euro.
Segment Profit and Adjusted EBITDA
Transportation segment profit, adjusted EBITDA and adjusted EBITDA margin for 2023 all decreased primarily due to extended completion timelines on our larger implementations to meet client requirements, which affected the recognition timeframe for revenue and the completion of smaller projects in our Transit solutions service offering.
Divestitures
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decline in revenue, segment profit and Adjusted EBITDA for 2023 was primarily due to the sale of the Midas Suite of products in 2022. The prior year included activity through the date of disposition whereas there was no activity in the current year.
Unallocated Costs
Unallocated Costs for 2023 increased compared to the prior year primarily due to the prior year reflecting the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter, and expense credits in the prior year.
Metrics
Metrics
We use metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We disclose these metrics to provide transparency in our performance trends. We discuss certain key metrics, including Signings and Net ARR Activity below.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV is the estimated total contractual revenue related to signed contracts. TCV signings is defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Due to the inconsistency of when existing contracts end, quarterly and yearly comparisons may not provide an accurate measure of renewal performance. The Annual Contract Value ("ACV") for new business is calculated by dividing the TCV by the contract term, in months, and then multiplying by 12 to obtain an annual measure.
For the year ended December 31, 2023, the Company signed $639 million of new business ACV, including the May 2023 award of a significant contract in the Transportation segment.

CNDT 2023 Annual Report

For the year ended December 31, 2023, the Company signed $2,257 million of new business TCV, representing a 20% increase compared to the prior year. Renewal TCV for the year ended December 31, 2023 was $2,341 million, a decrease of 5% compared to the prior year due to timing on renewals; however, the renewal rate for the year ended December 31, 2023 was consistent with the prior year.
The amounts in the following table exclude the impact of divestitures.

	Year Ended December 31,		2023 vs. 2022
(in millions)	2023	2022(3)	$ Change	% Change
New business ACV	$639	$732	$(93)	(13)%

New business TCV	$2,257	$1,887	$370	20%
Renewals TCV	2,341	2,477	(136)	(5)%
Total Signings	$4,598	$4,364	$234	5%

New business annual recurring revenue (ARR) signings(1)	$317	$403	$(86)	(21)%
New business non-recurring revenue (NRR) signings(2)	$593	$444	$149	34%
___________
(1)New business ARR measures the revenue from recurring services provided to the client for any new business signing. ARR represents the recurring services provided to a customer with the opportunity for renewal at the end of the contract term.
(2)New business NRR measures the non-recurring revenue for any new business signing, including (i) signing value of any contract with term less than 12 months and (ii) signing value of project-based revenue, not expected to continue long term.
(3)Adjusted to remove Midas new business signings.
The total new business pipeline at the end of December 31, 2023 and 2022 was $24.8 billion and $22.6 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR Activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)
December 31, 2023	$62
September 30, 2023	103
June 30, 2023	137
March 31, 2023	108
December 31, 2022	114
Capital Resources and Liquidity
As of December 31, 2023 and 2022, total cash and cash equivalents were $498 million (of which approximately $143 million was cash in foreign locations) and $582 million (of which approximately $111 million was cash in foreign locations), respectively. We also have a $550 million Revolving Credit Facility for our various cash needs, of which none has been utilized for borrowings and $2 million has been utilized for letters of credit as of December 31, 2023. On February 11, 2022, we repaid the then-outstanding borrowing under the Revolving Credit Facility of $100 million.

CNDT 2023 Annual Report

As of December 31, 2023, there was a total of $1,263 million of outstanding borrowings under our Term Loan A, Term Loan B and Senior Notes, of which $18 million was due within one year. Additionally, as of December 31, 2023, we had $16 million of finance lease and other debt due within one year. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information regarding our debt.
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
Cash Flow Analysis
The following summarizes our cash flows for the two years ended December 31, 2023, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,		Change
(in millions)	2023	2022	2023 vs. 2022
Net cash provided by (used in) operating activities	$89	$144	$(55)
Net cash provided by (used in) investing activities	(93)	173	(266)
Net cash provided by (used in) financing activities	(81)	(131)	50
Operating Activities
The net decrease in cash flow provided by operating activities of $55 million was primarily related to the absence of the $38 million of insurance recoveries related to the State of Texas matter in 2022, higher net cash interest payments, the negative impact of the sales of accounts receivable as described below and higher restructuring payments, all partially offset by lower cash income taxes.
Investing Activities
The decrease in cash provided by investing activities of $266 million was primarily due to the proceeds from the divestiture of the Midas business in the prior year. This was partially offset by planned decreased capital spending in the current year.
Financing Activities
The decrease in cash used in financing activities was mainly driven by the repayment of the $100 million borrowed under the revolver in the prior year. This was partially offset by the purchase of treasury stock under our share repurchase program of $27 million, higher scheduled debt repayments and higher taxes paid for settlement of stock-based compensation.
Sales of Accounts Receivable
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the years ended December 31, 2023, 2022 and 2021 was $(4) million, $54 million and $(10) million, respectively. The net impact from the sales of accounts receivable represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of collections prior to the end of the year.
Financial Instruments
Refer to Note 12 – Financial Instruments to the Consolidated Financial Statements for additional information.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $498 million as of December 31, 2023, along with cash generated by operations and amounts available for borrowing under our Revolving Credit Facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At December 31, 2023, our material cash requirements include the following contractual and other obligations.

CNDT 2023 Annual Report

Debt
As of December 31, 2023, we had total outstanding debt, including Finance leases, with floating and fixed rates totaling $1,300 million, of which $34 million was due within 12 months. Future interest payments associated with this debt, which has maturities through 2029, are forecast to be $559 million, of which $103 million is due within 12 months. Refer to Note 11 – Debt to the Consolidated Financial Statements for additional information.
Operating Leases
In the ordinary course of business, we enter into operating lease arrangements for certain equipment and facilities. As of December 31, 2023, total fixed lease payables were $251 million, of which $69 million was due within 12 months. Refer to Note 7 – Leases to the Consolidated Financial Statements for additional information.
Estimated Purchase Commitments
We have committed to purchasing certain materials and services to support our operations. The total of these commitments was $312 million as of December 31, 2023, of which $104 million is due within the next 12 months.
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
Off-Balance Sheet Arrangements
As of December 31, 2023, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, refer to the preceding discussion of the Company's contractual cash obligations and other commercial commitments and Note 16 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding contingencies, guarantees and indemnifications.

CNDT 2023 Annual Report

Critical Accounting Estimates and Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and notes thereto. In preparing our Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the Consolidated Financial Statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Senior management has discussed the development and selection of the critical accounting policies, estimates and related disclosures included herein with the Audit Committee of the Board of Directors. We consider these as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management's judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclose the impact of these different estimates on our operations. In certain instances, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.
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
Refer to Note 4 – Assets/Liabilities Held for Sale and Divestitures to the Consolidated Financial Statements for additional information.
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

CNDT 2023 Annual Report

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
Interim Goodwill Impairment Evaluation
In September 2023, we entered into the Purchase Agreement to transfer our BenefitWallet health savings account and medical savings account portfolio (collectively, the "Portfolio"), which is reported within our Commercial segment. Since the Purchase Agreement does not represent a disposition of a business, no goodwill was allocated to the Portfolio related to this transaction.
Consequently, the Purchase Agreement was identified as a triggering event for the Commercial reporting unit that required us to evaluate goodwill for impairment. This evaluation resulted in a full impairment of the Commercial reporting unit's goodwill, totaling $287 million. The impairment charge was primarily driven by the Purchase Agreement and was recognized during the quarter ended September 30, 2023. The fair values of the goodwill impairment charge were estimated based on a determination of the implied fair value of goodwill, leveraging the results from the Income Approach and Market Approach. The most significant assumptions used in the goodwill analysis relate to revenue growth rates, discount rate and long-term organic growth rate.
Annual Goodwill Impairment Evaluation
Our annual quantitative impairment test of goodwill was performed as of October 1, 2023.
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
We believe these assumptions are appropriate and reflect our forecasted long-term business model and consider our historical results as well as the current economic environment and markets that we serve. The most significant assumptions used in the goodwill analysis relate to discount rates and long-term organic growth rates.

CNDT 2023 Annual Report

Based on our quantitative assessments, we concluded that the fair value of our Government and Transportation reporting units exceeded their respective carrying values and, accordingly, we did not record any goodwill impairment charge as a result of our annual quantitative impairment test of goodwill as of October 1, 2023. If we used different assumptions for discount rates or long-term organic growth rates in these annual assessments, our calculated fair values of our reporting units could be higher or lower which could result in a goodwill impairment.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our provision will change based on discrete or other nonrecurring events such as audit settlements, tax law changes, changes in valuation allowances and other factors, that may not be predictable. In the event there is a significant unusual or one-time item recognized in our operating results, the taxes attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $253 million and $239 million had valuation allowances of $100 million and $102 million at December 31, 2023 and 2022, respectively.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $10 million, $12 million and $23 million at December 31, 2023, 2022 and 2021, respectively.
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

CNDT 2023 Annual Report

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
Non-GAAP Financial Measures
We reported our financial results in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). In addition, within this Form 10-K Part II Item 7 we have discussed our financial results using non-GAAP measures.
We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it is necessary to adjust several reported amounts, determined in accordance with U.S. GAAP, to exclude the effects of certain items as well as their related tax effects. Management believes that these non-GAAP financial measures provide an additional means of analyzing the results of the current period against the corresponding prior period. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable U.S. GAAP measures and should be read only in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP. Our management regularly uses our non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions, and providing such non-GAAP financial measures to investors allows for a further level of transparency as to how management reviews and evaluates our business results and trends. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP measures.
A reconciliation of the non-GAAP financial measures Adjusted EBITDA and EBITDA Margin to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP are provided in the Segment Performance Review above.
Adjusted EBITDA and EBITDA Margin
We use Adjusted EBITDA and Adjusted EBITDA Margin as an additional way of assessing certain aspects of our operations that, when viewed with the U.S. GAAP results and the accompanying reconciliations to corresponding U.S. GAAP financial measures, provide a more complete understanding of our on-going business. Adjusted EBITDA Margin is Adjusted EBITDA divided by revenue. Adjusted EBITDA represents income (loss) before interest, income taxes, depreciation and amortization and contract inducement amortization adjusted for the following items:
•Amortization of acquired intangible assets. The amortization of acquired intangible assets is driven by acquisition activity, which can vary in size, nature and timing as compared to other companies within our industry and from period to period.
•Restructuring and related costs. Restructuring and related costs include restructuring and asset impairment charges as well as costs associated with our strategic transformation program.
•Goodwill impairment. This represents goodwill impairment charges related to entering the agreement to transfer the BenefitWallet portfolio.
•(Gain) loss on divestitures and transaction costs. Represents (gain) loss on divested businesses and transaction costs.
•Litigation settlements (recoveries), net represents settlements or recoveries for various matters subject to litigation.
•Other charges (credits). This includes Other (income) expenses, net on the Consolidated Statements of Income (loss) and other insignificant (income) expenses and other adjustments.
•Abandonment of Cloud Computing Project. This includes charges in connection with the abandonment of a cloud computing project. The costs include writing off previously capitalized costs and accruing remaining hosting fees that continue to be incurred without any economic benefit.

CNDT 2023 Annual Report

Adjusted EBITDA is not intended to represent cash flows from operations, operating income (loss) or net income (loss) as defined by U.S. GAAP as indicators of operating performance. Management cautions that amounts presented in accordance with Conduent's definition of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by other companies because not all companies calculate Adjusted EBITDA and Adjusted EBITDA Margin in the same manner.

CNDT 2023 Annual Report

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
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2023, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2023. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2023 would have an impact on our cumulative translation adjustment portion of equity of approximately $79 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $789 million at December 31, 2023.
Interest Rate Risk Management
The consolidated weighted-average interest rates related to our total debt for 2023 approximated 8.58% for 2021 Term A Loan due 2026, 9.78% for 2021 Term B Loan due 2028, 6.20% for 2021 Senior Notes due 2029 and 9.03% for finance lease obligations. As of December 31, 2023, we did not have any borrowings outstanding under our 2021 Revolving Credit Facility maturing 2026. As of December 31, 2023, $743 million of our total debt of $1,300 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2023, a 10% increase in market interest rates would decrease the fair values of such financial instruments by approximately $18 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by approximately $19 million.

CNDT 2023 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Conduent Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Conduent Incorporated and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

CNDT 2023 Annual Report

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
Goodwill Impairment Assessments – Commercial Reporting Unit
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $651 million as of December 31, 2023. The goodwill associated with the Commercial reporting unit was nil. Management tests goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. Management performed the annual goodwill impairment test as of October 1, 2023. Impairment testing for goodwill is done at the reporting unit level. The fair value of the reporting unit is determined utilizing a combination of both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis based upon the forecasted future business results of the reporting unit. The market approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement (the "Purchase Agreement") to transfer its BenefitWallet health savings account and medical savings account portfolio (the "Portfolio"), which is reported within the Company’s Commercial segment. Since the Purchase Agreement does not represent a disposition of a business, no goodwill was allocated to the Portfolio related to this transaction. Consequently, the Purchase Agreement was identified as a triggering event for the Commercial reporting unit that required the Company to evaluate goodwill for impairment. This evaluation resulted in a full impairment of the Commercial reporting unit's goodwill, totaling $287 million. The impairment charge was primarily driven by the Purchase Agreement and was recognized in the third quarter of 2023. As disclosed by management, the most significant assumptions used in the goodwill impairment assessment relate to revenue growth rates, the discount rate and the long-term organic growth rate.
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

CNDT 2023 Annual Report

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 21, 2024

We have served as the Company’s auditor since 2016.

CNDT 2023 Annual Report

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

CNDT 2023 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2023	2022	2021
Revenue	$3,722	$3,858	$4,140
Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,888	3,018	3,138
Selling, general and administrative (excluding depreciation and amortization)	458	440	544
Research and development (excluding depreciation and amortization)	7	7	4
Depreciation and amortization	264	230	352
Restructuring and related costs	62	39	45
Interest expense	111	84	55
Loss on extinguishment of debt	—	—	15
Goodwill impairment	287	358	—
(Gain) loss on divestitures and transaction costs, net	10	(158)	3
Litigation settlements (recoveries), net	(30)	(32)	3
Other (income) expenses, net	(3)	(1)	6
Total Operating Costs and Expenses	4,054	3,985	4,165
Income (Loss) Before Income Taxes	(332)	(127)	(25)
Income tax expense (benefit)	(36)	55	3
Net Income (Loss)	$(296)	$(182)	$(28)

Net Income (Loss) per Share:
Basic	$(1.41)	$(0.89)	$(0.18)
Diluted	$(1.41)	$(0.89)	$(0.18)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2023 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2023	2022	2021
Net Income (Loss)	$(296)	$(182)	$(28)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	31	(41)	(31)
Unrecognized gains (losses), net	1	(1)	(1)
Changes in benefit plans, net	(1)	5	1
Other Comprehensive Income (Loss), Net	31	(37)	(31)

Comprehensive Income (Loss), Net	$(265)	$(219)	$(59)
__________
(1)All amounts are net of tax. Tax effects were immaterial. Refer to Note 19 – Other Comprehensive Income (Loss) for information about pre-tax amounts.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2023 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2023	2022
Assets
Cash and cash equivalents	$498	$582
Accounts receivable, net	559	630
Assets held for sale	180	—
Contract assets	178	171
Other current assets	240	242
Total current assets	1,655	1,625
Land, buildings and equipment, net	197	266
Operating lease right-of-use assets	191	197
Intangible assets, net	32	39
Goodwill	651	955
Other long-term assets	436	489
Total Assets	$3,162	$3,571
Liabilities and Equity
Current portion of long-term debt	$34	$35
Accounts payable	174	228
Accrued compensation and benefits costs	183	197
Unearned income	91	81
Liabilities held for sale	58	—
Other current liabilities	328	382
Total current liabilities	868	923
Long-term debt	1,248	1,277
Deferred taxes	30	83
Operating lease liabilities	157	160
Other long-term liabilities	84	69
Total Liabilities	2,387	2,512

Contingencies (See Note 16)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(27)	—
Additional paid-in capital	3,938	3,924
Retained earnings (deficit)	(2,849)	(2,543)
Accumulated other comprehensive loss	(435)	(466)
Total Conduent Inc. Equity	629	917
Non-controlling Interest	4	—
Total Equity	633	917
Total Liabilities and Equity	$3,162	$3,571

Shares of common stock issued and outstanding	211,509	218,348
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	8,841	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2023 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(296)	$(182)	$(28)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	264	230	352
Contract inducement amortization	3	3	1
Goodwill impairment	287	358	—
Write-off of implementation costs	—	—	28
Deferred income taxes	(54)	9	(21)
(Gain) loss from investments	—	—	5
Amortization of debt financing costs	4	4	6
Loss on extinguishment of debt	—	—	15
(Gain) loss on divestitures and sales of fixed assets, net	—	(165)	1
Stock-based compensation	19	21	21
Allowance for credit losses	—	—	1
Changes in operating assets and liabilities:
Accounts receivable	26	54	(45)
Other current and long-term assets	(111)	(123)	(44)
Accounts payable and accrued compensation and benefits costs	(52)	(10)	23
Other current and long-term liabilities	(2)	(44)	(68)
Net change in income tax assets and liabilities	1	(11)	(4)
Net cash provided by (used in) operating activities	89	144	243
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(51)	(92)	(80)
Cost of additions to internal use software	(42)	(61)	(67)
Proceeds from divestitures	—	326	5
Net cash provided by (used in) investing activities	(93)	173	(142)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	—	—	100
Payments on revolving credit facility	—	(100)	—
Proceeds from the issuance of debt, net	—	13	1,299
Payments on debt	(41)	(33)	(1,500)
Debt issuance costs	—	—	(9)
Premium on debt redemption	—	—	(2)
Treasury stock purchases	(27)	—	—
Taxes paid for settlement of stock-based compensation	(7)	(1)	(10)
Dividends paid on preferred stock	(10)	(10)	(10)
Contribution from noncontrolling interest	4	—	—
Net cash provided by (used in) financing activities	(81)	(131)	(132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(8)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	(79)	178	(38)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	598	420	458
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$519	$598	$420
 ___________
(1)Includes $21 million, $16 million and $5 million of restricted cash as of the years ended December 31, 2023, 2022 and 2021, respectively, that was included in Other current assets on their respective Consolidated Balance Sheets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2023 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Non-controlling Interest	Shareholders’ Equity
Balance at December 31, 2020	$2	$—	$3,899	$(2,313)	$(398)	$—	$1,190
Dividend - preferred stock, $80/per share	—	—	—	(10)	—	—	(10)
Stock incentive plans, net	—	—	11	—	—	—	11
Treasury stock purchases	—	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Loss	—	—	—	(28)	—	—	(28)
Other comprehensive income (loss), net	—	—	—	—	(31)	—	(31)
Total Comprehensive Income (Loss), Net	—	—	—	(28)	(31)	—	(59)
Balance at December 31, 2021	$2	$—	$3,910	$(2,351)	$(429)	$—	$1,132
Dividend - preferred stock, $80/per share	—	—	—	(10)	—	—	(10)
Stock incentive plans, net	—	—	14	—	—	—	14
Treasury stock purchases	—	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Loss	—	—	—	(182)	—	—	(182)
Other comprehensive income (loss), net	—	—	—	—	(37)	—	(37)
Total Comprehensive Income (Loss), Net	—	—	—	(182)	(37)	—	(219)
Balance at December 31, 2022	$2	$—	$3,924	$(2,543)	$(466)	$—	$917
Dividend - preferred stock, $80/per share	—	—	—	(10)	—	—	(10)
Stock incentive plans, net	—	—	14	—	—	—	14
Treasury stock purchases	—	(27)	—	—	—	—	(27)
Contribution from noncontrolling interest	—	—	—	—	—	4	4
Comprehensive Income (Loss):
Net Loss	—	—	—	(296)	—	—	(296)
Other comprehensive income (loss), net	—	—	—	—	31	—	31
Total Comprehensive Income (Loss), Net	—	—	—	(296)	31	—	(265)
Balance at December 31, 2023	$2	$(27)	$3,938	$(2,849)	$(435)	$4	$633

 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2023 Annual Report

CONDUENT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. Conduent delivers digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for its clients and the millions of people who count on them. Conduent leverages cloud computing, artificial intelligence, machine learning, automation and advanced analytics to deliver mission-critical business process solutions. Through a dedicated global team of associates, process expertise, and advanced technologies, Conduent's solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
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
In the first quarter of 2023, the Company identified an error and recorded an out-of-period adjustment to correct the recognition of revenue on a Government segment contract that originated in 2020 and impacted all quarterly periods through December 31, 2022. This adjustment resulted in a reduction to revenue and income (loss) before income taxes of $7 million and a corresponding decrease to accounts receivable of $1 million and an increase to other current liabilities of $6 million in the first quarter of 2023. The Company evaluated the impact of the out-of-period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and the adjustment is not material to the year ending December 31, 2023.
The Company has evaluated subsequent events through February 21, 2024.
Conduent's common stock began trading on January 3, 2017, on the New York Stock Exchange, under the ticker "CNDT". In December 2019, Conduent changed the listing of its publicly traded common stock from the New York Stock Exchange to the Nasdaq Global Select Market ("Nasdaq"), where it remains listed under the ticker "CNDT".
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
As of December 31, 2023, the effects of global macroeconomic and geopolitical uncertainty on the Company's business, results of operations and financial condition continue to evolve. As a result, many of the Company's estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in the future.

CNDT 2023 Annual Report

New Accounting Standards
Segment Reporting: In November 2023, the Financial Accounting Standards Board ("FASB") issued final guidance that expands reportable segment disclosures, particularly incremental segment expense disclosures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is not early adopting this guidance. The Company is currently in the process of gathering the data required to be disclosed upon adoption. As the guidance is disclosure related, adoption will not have any impact on the Company's Consolidated Financial Statements.
Income Taxes: In December 2023, the FASB issued final guidance designed to improve income tax disclosures, particularly disclosures around business entities' income tax rate reconciliation and income taxes paid. The guidance requires consistent categories and greater disaggregation of information in the reconciliation of an entity's statutory tax rate to its effective tax rate and information about income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is not early adopting this guidance. The Company is currently in the process of gathering the data required to be disclosed upon adoption. As the guidance is disclosure related, adoption will not have any impact on the Company's Consolidated Financial Statements.
Recently Adopted Accounting Standards
The Company did not adopt any new accounting standards in 2023 that had a material impact on its Consolidated Financial Statements.
Summary of Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds and investments with original maturities of three months or less.
Receivable Sales
In 2023, 2022 and 2021, the Company sold certain accounts receivable and derecognized the corresponding receivable balance. Refer to Note 5 – Accounts Receivable, Net for more details on the Company's receivable sales.
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

CNDT 2023 Annual Report

Refer to Note 4 – Assets/Liabilities Held for Sale and Divestitures to the Consolidated Financial Statements for additional information.
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
In the fourth quarter of 2021, the Company wrote-off approximately $28 million of previously capitalized implementation costs. There were no such write-offs in either 2023 or 2022. Refer to Note 6 – Land, Buildings, Equipment and Software, Net for further information.
Leases
The Company determines if an arrangement is a lease at the inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company has operating and finance leases for real estate and equipment. Operating leases are included in Operating lease right of use ("ROU") assets, Other current liabilities, and Operating lease liabilities in the Company's Consolidated Balance Sheets. Finance leases are included in Land, buildings and equipment, net, Current portion of long-term debt, and Long-term debt in the Company's Consolidated Balance Sheets.
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

CNDT 2023 Annual Report

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

CNDT 2023 Annual Report

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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("Tax Reform"). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI were recognized for the year ended December 31, 2023.
Refer to Note 15 – Income Taxes for further discussion.
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
The Company holds repurchased shares of common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders' equity. The Company accrues the cost of repurchased shares and excludes such shares from the calculation of basic and diluted earnings per share, as of the trade date. The Company recognizes a liability for share repurchases which have not settled and for which cash has not been paid in Other current liabilities on the Company's Consolidated Balance Sheets.
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

CNDT 2023 Annual Report

In May 2023, the Company signed a new customer contract with the State of Victoria, Australia to provide the next generation of the state's public transport ticketing system. As a result, the Company and Convergint Australia Pty Ltd (“Convergint”) entered into a shareholder agreement to form Conduent Victoria Ticketing System Pty Ltd (“Conduent Victoria”). The Company holds an 80% equity investment in Conduent Victoria and the remaining 20% is owned by Convergint.
For the year ended December 31, 2023, noncontrolling interest in Conduent Victoria was not material to the Company's Consolidated Statements of Income (Loss) or Consolidated Statements of Comprehensive Income (Loss) and, therefore, the Company did not present any separate disclosures for such noncontrolling interest in those statements.
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

CNDT 2023 Annual Report

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
The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The primary revenue-based taxes are sales tax and value-added tax ("VAT").
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
Refer to Note 2 – Revenue for further discussion.
Note 2 – Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue by major service offering and reportable segment and the timing of revenue recognition. Refer to Note 3 – Segment Reporting for additional information on the Company's reportable segments.

	Year Ended December 31,
(in millions)	2023	2022	2021
Commercial:
Customer experience management	$619	$636	$629
Business operations solutions	516	553	567
Healthcare claims and administration solutions	357	368	367
Human capital solutions	440	435	454
Total Commercial	1,932	1,992	2,017
Government:
Government healthcare solutions	605	589	576
Government services solutions	489	561	731
Total Government	1,094	1,150	1,307
Transportation:
Road usage charging & management solutions	317	328	327
Transit solutions	237	226	262
Curbside management solutions	76	85	82
Public safety solutions	58	62	67
Commercial vehicles	8	8	8
Total Transportation	696	709	746
Other:
Divestitures	—	7	70
Total Other	—	7	70
Total Consolidated Revenue	$3,722	$3,858	$4,140

Timing of Revenue Recognition:
Point in time	$107	$115	$111
Over time	3,615	3,743	4,029
Total Revenue	$3,722	$3,858	$4,140

CNDT 2023 Annual Report

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
Business Operations Solutions: The Company helps its clients transform business processes and drive efficiency, automation and scale across essential business functions. The Company streamlines mission-critical operations through its deep industry experience, understanding of its clients’ operations and the latest technology solutions, to reduce costs, improve security, performance and accuracy and enable revenue growth, while enhancing the end-user experience. The Company's portfolio of solutions spans automated document and data management, payments processing, finance, accounting, and procurement and financial industry solutions.
Healthcare Claims and Administration Solutions: On behalf of the healthcare and casualty insurance industries, the Company delivers administration, clinical support, bill review and medical management solutions across the health ecosystem to reduce costs, increase compliance and enhance utilization, while improving health outcomes and experiences for members and patients. The Company's solutions span: trials, sales, access, and adherence to pharmaceutical clients; medical bill review, claim processing, care integration, subrogation and payment integrity solutions to managed care companies; and workers compensation medical bill review, intake mailroom/data capture and medical management services to claims payers and third-party administrators.
Human Capital Solutions: The Company provides services to support its clients' employees at all stages of their employment from on-boarding through retirement. The Company's solutions span Benefits Administration Solutions, Human Resources ("HR") and Payroll Solutions, Health Savings Account Solutions and Learning Solutions. On behalf of global organizations and governments, the Company delivers mission-critical, technology-led HR services and solutions that improve business processes across the employee journey to maximize business performance, while increasing employee satisfaction, engagement, and overall well-being. These solutions span health, benefits, payroll, onboarding and learning administration, annual enrollment, wealth and retirement, HR, talent, and workforce management.
Government Healthcare Solutions: The Company provides mission-critical program administration solutions for government healthcare programs with a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, customer contact services, application processing, premium billing, and case management solutions.
Government Services Solutions: The Company is a leader in government payment disbursements for federally sponsored programs including Supplemental Nutrition Assistance Program ("SNAP"), and Women, Infant and Children ("WIC") as well as government-initiated cash disbursements including child support and Unemployment Insurance ("UI"). The Company also offers a broad set of child support services predominately to State Disbursement Units ("SDUs"), including processing and distributing payment, child support payment cards, childcare credentialing, and case management, among others, to help states comply with federal standards.
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
Transit Solutions: For train, bus, subway, metro and other transit travelers, the Company helps make journeys more personalized and convenient while increasing fare collections for authorities and agencies. The Company combines fare collection and intelligent mobility to provide clients with the added efficiency of a single point of management for all transit solutions.
Curbside Management Solutions: The Company delivers intelligent curbside management systems that simplify parking programs and deliver convenient and hassle-free experiences for drivers. The Company's curbside solutions include citation and permit administration, parking enforcement and curbside demand management.

CNDT 2023 Annual Report

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
The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	December 31, 2023	December 31, 2022
Contract Assets (Unearned Income)
Current contract assets	$178	$171
Long-term contract assets(1)	12	12
Current unearned income	(91)	(81)
Long-term unearned income(2)	(55)	(42)
Net Contract Assets	$44	$60
Accounts receivable, net	$559	$630
__________
(1)Presented in Other long-term assets in the Consolidated Balance Sheets
(2)Presented in Other long-term liabilities in the Consolidated Balance Sheets

Revenues of $61 million and $76 million were recognized during the years ended December 31, 2023 and 2022, respectively, related to the Company's unearned income at December 31, 2022 and December 31, 2021. The Company recorded a $3 million asset impairment charge related to contract assets for the year ended December 31, 2023. There were no material asset impairment charges related to contract assets in the years ended December 31, 2022 or 2021.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at December 31, 2023, was approximately $1.5 billion. The Company expects to recognize approximately 62% of this revenue over the next 2 years and the remainder thereafter.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental costs related to obtaining customer contracts. As of December 31, 2023 and 2022, the net book value of these costs was $21 million and $24 million, respectively, and is included in Deferred contract costs, net within Other long-term assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. These costs are amortized in Depreciation and amortization over the term of the contract or the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.
In addition, the Company may provide inducement payments to secure customer contracts. These inducement payments are capitalized and amortized as a reduction of revenue over the term of the customer contract. The net

CNDT 2023 Annual Report

book value of these costs totaled $10 million and $28 million as of December 31, 2023 and 2022, respectively, and are included in Deferred contract costs, net within Other long-term assets.
The Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. The net book value of these costs, which comprise set-up/transition activities, was $60 million and $30 million as of December 31, 2023 and 2022, respectively, and are included in Deferred contract costs, net within Other long-term assets. Contract fulfillment costs are expensed to Depreciation and amortization as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.
These costs are periodically reviewed for impairment.
The amortization of costs incurred to obtain and fulfill a contract, excluding contract inducements, for the years ended December 31, 2023, 2022 and 2021, were $40 million, $34 million and $39 million, respectively.
The expected amortization expense for the next five years and thereafter for these costs to obtain and fulfill a contract is as follows (in millions):

2024	2025	2026	2027	2028	Thereafter
$38	$18	$13	$9	$5	$8

Note 3 – Segment Reporting
The Company's reportable segments correspond to how it organizes and manages the business, as defined by the Company's Chief Executive Officer, who is also its Chief Operating Decision Maker ("CODM"), and are aligned to the industries in which the Company's clients operate. The Company's segments involve the delivery of business process services and include service arrangements where it manages a customer's business activity or process.
The Company's financial performance is based on Segment Profit/(Loss) for its three reportable segments (Commercial, Government and Transportation), Other and Unallocated Costs. The Company's CODM does not evaluate operating segments using discrete asset information.
•Commercial: The Commercial segment provides business process services and customized solutions to clients in a variety of commercial industries. Across the Commercial segment, the Company operates on its clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for the Company's clients and better experiences for their consumers and employees.
•Government: The Government segment provides government-centric business process services to U.S. federal, state and local and foreign governments for public assistance, healthcare programs and administration, transaction processing and payment services. The solutions in this segment help governments respond to changing rules for eligibility and increasing citizen expectations.
•Transportation: The Transportation segment provides systems, support, and revenue-generating solutions, to government transportation agency clients. The Company delivers mission-critical public safety, mobility and digital payment solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers while reducing impact on the environment.
Divestitures includes the Company's Midas Suite of patient safety, quality and advanced analytics solutions which it sold to a third party in the first quarter of 2022.
Other includes the Company's Midas business, which was sold in the first quarter of 2022.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.

CNDT 2023 Annual Report

Selected financial information for the Company's reportable segments was as follows:

	Year Ended December 31,
(in millions)	Commercial	Government	Transportation	Other		Unallocated Costs	Total
2023				Divestitures	Other
Revenue	$1,932	$1,094	$696	$—	$—	$—	$3,722
Segment profit (loss)	$134	$284	$(2)	$—	$—	$(304)	$112

2022
Revenue	$1,992	$1,150	$709	$7	$—	$—	$3,858
Segment profit (loss)	$124	$294	$49	$2	$—	$(293)	$176

2021
Revenue	$2,017	$1,307	$746	$70	$—	$—	$4,140
Segment profit (loss)	$95	$409	$72	$32	$1	$(372)	$237
The following is a reconciliation of segment profit (loss) to income (loss) before income taxes:

(in millions)	Year Ended December 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2023	2022	2021
Income (Loss) Before Income Taxes	$(332)	$(127)	$(25)
Reconciling items:
Amortization of acquired intangible assets	7	13	135
Restructuring and related costs	62	39	45
Interest expense	111	84	55
Loss on extinguishment of debt	—	—	15
Goodwill impairment	287	358	—
(Gain) loss on divestitures and transaction costs, net	10	(158)	3
Litigation settlements (recoveries), net	(30)	(32)	3
Other (income) expenses, net	(3)	(1)	6
Segment Profit (Loss)	$112	$176	$237
Refer to Note 2 – Revenue for additional information on disaggregated revenues of the reportable segments.
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
(in millions)	2023	2022	2021	2023	2022
United States	$3,328	$3,473	$3,712	$480	$638
Europe	314	328	368	34	39
Other areas	80	57	60	109	86
Total Revenues and Long-Lived Assets	$3,722	$3,858	$4,140	$623	$763
__________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net, (iii) Product software, net and (iv) Operating lease right-of-use assets.

CNDT 2023 Annual Report

Note 4 – Assets/Liabilities Held for Sale and Divestitures
Assets/Liabilities Held for Sale
In December 2023, the Company signed a definitive agreement to sell its Curbside Management and Public Safety Solutions businesses for $230 million (plus the assumption of certain indebtedness), subject to customary purchase price adjustments. The sale is expected to close in the first half of 2024 and is subject to the satisfaction certain customary closing conditions. The assets and liabilities of these businesses, collectively referred to as the Disposal Group, have been reclassified as held for sale and measured at the lower of carrying value or fair value less costs to sell. The Disposal Group is currently reported in the Transportation segment. The Disposal Group generated revenue of $134 million, $146 million and $149 million for the years ended December 31, 2023, 2022 and 2021, respectively. The pre-tax profit of the Disposal Group, excluding unallocated costs, was $22 million, $36 million and $54 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following is a summary of the major categories of assets and liabilities that have been reclassified as held for sale:

(in millions)	December 31, 2023
Accounts Receivable, net	$49
Other current assets	3
Land, building and equipment, net	52
Operating lease right-of-use assets	6
Goodwill	35
Other long-term assets	35
Total Assets held for sale	$180
Current portion of long-term debt	$5
Accounts payable	11
Accrued compensation and benefits costs	2
Unearned income	4
Other current liabilities	9
Long-term debt	19
Operating lease liabilities	4
Other long-term liabilities	4
Total Liabilities held for sale	$58
Announced Transfer of BenefitWallet Portfolio
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "Portfolio") to HealthEquity, Inc. ("HealthEquity") for $425 million, subject to customary purchase price adjustments. The Portfolio is reported within the Company's Commercial segment. The transfer is expected to close in multiple tranches during the first half of 2024 and is subject to the satisfaction of certain customary closing conditions. As of December 31, 2023, there were no asset or liability balances related to the Portfolio that would require disclosure as assets and liabilities held for sale on the Company's Consolidated Balance Sheet. The Portfolio generated revenue of $127 million, $71 million and $44 million for the years ended December 31, 2023, 2022 and 2021, respectively. The pre-tax profit of the Portfolio, excluding unallocated costs, was $103 million, $48 million and $16 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Completed Divestiture
On February 8, 2022, the Company completed the sale of its Midas business to Symplr Software, Inc. The Company received $322 million of cash consideration for this divestiture. The divestiture generated a pre-tax gain of $166 million, which is included in (Gain) loss on divestitures and transaction costs, net. The Company recorded approximately $62 million of income taxes in connection with the divestiture. The revenue generated by this

CNDT 2023 Annual Report

business was $— million, $7 million and $70 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 5 – Accounts Receivable, Net
The Accounts receivable, net balance was $559 million and $630 million at December 31, 2023 and 2022, respectively. There were no allowances for credit losses at December 31, 2023 or 2022.
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
Accounts receivable sales for the years ended December 31, 2023 and 2022 were $616 million and $507 million, respectively.
Note 6 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net was as follows:

	Estimated Useful Lives	December 31,
(in millions except as noted)	(Years)	2023	2022
Land		$1	$1
Building and building equipment	25 to 50	6	7
Leasehold improvements	Varies	221	236
IT, other equipment and office furniture	3 to 15	844	896
Other	4 to 20	2	3
Construction in progress		27	39
Subtotal		1,101	1,182
Accumulated depreciation		(904)	(916)
Land, Buildings and Equipment, Net		$197	$266
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $102 million, $111 million and $116 million, respectively.

CNDT 2023 Annual Report

Internal Use and Product Software
Internal use and Product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Internal use and Product software as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2023	2022	2021
Internal use software	$42	$61	$65
Product software	21	39	45

	December 31,
(in millions)	2023	2022
Internal use software, at cost	$612	$621
Accumulated amortization	(469)	(432)
Internal use software, net	$143	$189

Product software, at cost	$219	$207
Accumulated amortization	(127)	(97)
Product software, net	$92	$110

Useful lives of our Internal use and Product software generally vary from one to seven years. Amortization expense for Internal use and Product software for the years ended December 31, 2023, 2022 and 2021 was $114 million, $71 million and $62 million, respectively. The 2023 amount includes the write-off of capitalized software costs totaling $25 million, stemming from management’s decision to abandon an internal use software product and a decision by a customer to not implement a product software solution.
Cloud Computing Arrangements
Cloud computing implementation costs are included in Other current assets and Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Cloud computing implementation costs as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2023	2022	2021
Cloud computing implementation costs	$2	$1	$6

(in millions)	December 31,
Capitalized Costs, Net	2023	2022
Cloud computing implementation costs, at cost	$56	$54
Accumulated impairment charges	(28)	(28)
Accumulated amortization	(22)	(17)
Cloud computing implementation costs, net(1)	$6	$9
__________
(1)Refer to Note 10 – Supplementary Financial Information for additional information on the current and long-term portions of this asset.
Useful lives of Cloud computing implementation costs are three to five years. Amortization expense for Cloud computing implementation costs for the years ended December 31, 2023, 2022 and 2021 were $5 million, $6 million and $2 million, respectively. As a result of the Company’s decision in the fourth quarter of 2021 to abandon an internal project, the Company wrote-off $28 million of its previously capitalized implementation costs. Additionally, in connection with the abandonment of this project, the Company accrued $4 million of charges related to remaining hosting fees that would have continued to be incurred without any economic benefit. This liability has been settled as of December 31, 2023. The write-off and remaining hosting fee charges are included in Selling, general and administrative on the Consolidated Statements of Income (Loss).

CNDT 2023 Annual Report

Note 7 - Leases
The Company has entered into non-cancelable operating and finance leases primarily for office space and equipment with lease terms that range from less than one year to 21 years.
The components of lease costs were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Finance Lease Costs:
Amortization of right of use assets	$12	$10	$10
Interest on lease liabilities	2	1	1
Total Finance Lease Costs	$14	$11	$11
Operating lease costs:
Base rent	$75	$79	$85
Short-term lease costs	2	4	4
Variable lease costs(1)	23	24	23
Sublease income	—	(1)	(1)
Total Operating Lease Costs	$100	$106	$111
__________
(1)Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$93	$99
Operating cash flows from finance leases	3	1	1
Total Cash Flow from Operating Activities	$86	$94	$100

Financing cash flow from finance leases	$16	$10	$9

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$70	$43	$68
Finance leases	$21	$14	$5

CNDT 2023 Annual Report

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2023	2022
Operating lease assets:
Operating lease right-of-use assets	$191	$197
Operating lease liabilities:
Other current liabilities	54	57
Operating lease liabilities	157	160
Total Operating Lease Liabilities	$211	$217

Finance lease assets:
Land, buildings and equipment, net	$21	$19
Finance lease liabilities:
Current portion of long-term debt	12	10
Long-term debt	10	10
Total Finance Lease Liabilities	$22	$20
The weighted average discount rates and weighted average remaining lease terms for operating and finance leases as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average discount rates	8.1%	9.0%	6.3%	7.0%
Weighted average remaining lease term (in years)	4	2	4	2
Maturities of operating and finance lease liabilities as of December 31, 2023 were as follows:

	December 31, 2023
(in millions)	Operating Lease Payments	Finance Lease Payments
2024	$69	$13
2025	58	5
2026	49	2
2027	38	2
2028	17	3
Thereafter	20	—
Total undiscounted lease payments	251	25
Less imputed interest	40	3
Present value of lease liabilities	$211	$22

As of December 31, 2023, the Company had entered into additional operating lease agreements for equipment totaling $1 million which have not commenced and have not been recognized on the Company's Consolidated Balance Sheet. The leases are expected to commence in 2024 with average lease terms of 3 years.
Additionally, we have $11 million of commitments that have not yet commenced related to leases for businesses which have been classified as held for sale.

CNDT 2023 Annual Report

Note 8 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial	Government	Transportation	Total
Balance at December 31, 2021	$661	$617	$61	$1,339
Foreign currency translation	(20)	(2)	(4)	(26)
Impairment	(358)	—	—	(358)
Transfer of goodwill between segments	4	(4)	—	—
Balance at December 31, 2022	$287	$611	$57	$955
Foreign currency translation	—	12	6	18
Impairment	(287)	—	—	(287)
Assets Held For Sale	—	—	(35)	(35)
Balance at December 31, 2023	$—	$623	$28	$651

Gross goodwill	$2,198	$1,377	$608	$4,183
Accumulated impairment	(2,198)	(754)	(580)	(3,532)
Balance at December 31, 2023	$—	$623	$28	$651
2023 Impairment Charge
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
Consequently, the Purchase Agreement was identified as a triggering event for the Commercial reporting unit that required the Company to evaluate goodwill for impairment. This evaluation resulted in a full impairment of the Commercial reporting unit's goodwill, totaling $287 million. The impairment charge was primarily driven by the Purchase Agreement and was recognized in the third quarter of 2023.
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
Additionally, the Company performed its annual goodwill impairment test as of October 1, 2023, for the Government and Transportation reporting units. This testing did not identify any goodwill impairment and, accordingly, no impairment charge was recorded.
2022 Impairment Charge
In the fourth quarter of 2022, the Commercial reporting unit experienced lower than expected new customer contract signings, and an unexpected softening of the future business pipeline for certain solutions. Management believed these were driven by macroeconomic conditions present in the fourth quarter of 2022. The combination of these factors led management, in December 2022, to review the Commercial reporting unit and further evaluate the portfolio. These factors triggered the need for management to perform an interim goodwill impairment assessment for this reporting unit as of December 31, 2022, which resulted in a pre-tax impairment charge of $358 million.

CNDT 2023 Annual Report

Intangible Assets, Net
Net intangible assets were $32 million at December 31, 2023 of which $31 million, $1 million and $0 million relate to the Company's Commercial, Government and Transportation segments, respectively. Intangible assets were comprised exclusively of Customer relationships as follows:

		December 31, 2023			December 31, 2022
(in millions, except years)	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Total Intangible Assets	15 years	$85	$53	$32	$95	$56	$39

Amortization expense related to intangible assets was $7 million, $13 million and $135 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense is expected to approximate $5 million in 2024, $4 million in 2025, $4 million in 2026, $3 million in 2027 and $3 million in 2028.
Note 9 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $9 million, $10 million and $23 million for the years ended December 31, 2023, 2022 and 2021, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
Costs associated with restructuring, including employee severance and lease termination costs, are generally recognized when it has been determined that a liability has been incurred, which is generally upon communication to the affected employees or exit from the leased facility. In those geographies where the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, it recognizes employee severance costs when they are both probable and reasonably estimable. Asset impairment costs related to the reduction of the Company's real estate footprint include impairment of operating lease right-of-use ("ROU") assets and associated leasehold improvements.
A summary of the Company's restructuring program activity during the two years ended December 31, 2023 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Balance at December 31, 2021	$5	$1	$—	$6
Provision	15	12	11	38
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	14	12	11	37
Charges against reserve and currency	(9)	(13)	(11)	(33)
Balance at December 31, 2022	$10	$—	$—	$10
Provision	31	22	11	64
Changes in estimates	(2)	—	—	(2)
Total Net Current Period Charges(1)	29	22	11	62
Charges against reserve and currency	(30)	(21)	(11)	(62)
Balance at December 31, 2023	$9	$1	$—	$10
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.
During the year ended December 31, 2023, the Company incurred $7 million of costs for bringing certain technology functions in-house. These costs are included in the above table in Termination and Other Costs.

CNDT 2023 Annual Report

The Company also incurred costs related to professional support services associated with the implementation of certain strategic transformation programs of $2 million and $4 million during the years ended December 31, 2022 and 2021, respectively.
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Year Ended December 31,
(in millions)	2023	2022	2021
Commercial	$28	$6	$4
Government	—	1	1
Transportation	1	1	1
Unallocated Costs (1)	33	29	35
Total Net Restructuring Charges	$62	$37	$41
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU asset impairment, termination and other costs not allocated to the segments.

CNDT 2023 Annual Report

Note 10 – Supplementary Financial Information
The components of Other assets and liabilities were as follows:

	December 31,
(in millions)	2023	2022
Other Current Assets
Prepaid expenses	$70	$88
Income taxes receivable	38	41
Value-added tax (VAT) receivable	8	10
Restricted cash	21	16
Other	103	87
Total Other Current Assets	$240	$242
Other Current Liabilities
Accrued liabilities to vendors	$188	$211
Litigation related accruals	6	37
Current operating lease liabilities	54	57
Restructuring liabilities	10	10
Income tax payable	1	2
Other taxes payable	19	16
Accrued interest	6	6
Other	44	43
Total Other Current Liabilities	$328	$382
Other Long-term Assets
Internal use software, net	$143	$189
Deferred contract costs, net(1)	91	82
Product software, net	92	110
Deferred tax assets	21	20
Other	89	88
Total Other Long-term Assets	$436	$489
Other Long-term Liabilities
Income tax liabilities	$6	$7
Unearned income	55	42
Other	23	20
Total Other Long-term Liabilities	$84	$69
__________
(1)Represents capitalized costs associated with obtaining or fulfilling a contract with a customer. The balances at December 31, 2023 and 2022 are expected to be amortized over a weighted average remaining life of approximately 13 and 11 years, respectively. See Note 2 – Revenue for more information.
Note 11 – Debt
The Company classifies its debt based on the contractual maturity dates of the underlying debt instruments. The Company defers costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in the Consolidated Statements of Income (Loss).

CNDT 2023 Annual Report

Long-term debt was as follows:

		December 31,
(in millions)	Weighted Average Interest Rates at December 31, 2023(1)	2023	2022
Term loan A due 2026	8.58%	$238	$252
Term loan B due 2028	9.78%	505	510
Senior notes due 2029	6.20%	520	520
Revolving credit facility maturing 2026	—%	—	—
Finance lease obligations	9.03%	22	20
Other	3.98%	15	33
Principal Debt Balance		$1,300	$1,335
Debt issuance costs and unamortized discounts		(18)	(23)
Less: current maturities		(34)	(35)
Total Long-term Debt		$1,248	$1,277
 ____________
(1)Represents weighted average effective interest rate which includes the effect of discounts and debt issuance costs on issued debt.

Scheduled principal payments due on long-term debt for the next five years (in millions) were as follows:

2024	2025	2026	2027	2028	Thereafter	Total
$34	$25	$227	$7	$487	$520	$1,300
Credit Facilities
On October 15, 2021, the Company refinanced its previously outstanding credit facilities by entering into a new senior secured credit agreement among the Company, its subsidiaries Conduent Business Services, LLC ("CBS"), Conduent State & Local Solutions, Inc. ("CSLS") and Affiliated Computer Services International B.V., the lenders party thereto and Bank of America, N.A., as the administrative agent ("Credit Agreement"). The Credit Agreement contains senior secured credit facilities ("Senior Credit Facilities") consisting of:
(i)    Senior Secured Term Loan A ("Term Loan A") with an aggregate principal amount of $265 million;
(ii)    Senior Secured Term Loan B ("Term Loan B") with an aggregate principal amount of $515 million; and
(iii)    Senior Revolving Credit Facility maturing 2026 ("Revolving Credit Facility") with an aggregate available amount of $550 million including a sub-limit for up to $300 million available for the issuance of letters of credit.
During the first quarter of 2022, the Company repaid $100 million of its $550 million Revolving Credit Facility that was outstanding as of December 31, 2021. As of December 31, 2023, the Company had no outstanding balance under its Revolving Credit Facility. However, the Company utilized $2 million of its Revolving Credit Facility capacity to issue letters of credit. The net amount available to be drawn upon under the Revolving Credit Facility as of December 31, 2023, was $548 million.
The Credit Agreement permits the Company to request incremental term loan borrowings and /or increase commitments, subject to certain limitations and satisfaction of certain conditions.
Borrowings under the Term Loan A, the Term Loan B and the Revolving Credit Facility bear interest, at the Company's option, at a rate per annum equal to an applicable margin over a base rate or a Secured Overnight Financing Rate ("SOFR"), depending on the type of loan. The applicable margin for the Term Loan A and the Revolving Credit Facility for SOFR loans range from 1.75% to 2.75% per annum, depending on certain leverage ratios and for base rate loans range from 0.75% to 1.75% per annum. The margin for SOFR loans at December 31, 2023 was 2.25%. The applicable margin for the Term Loan B for SOFR loans does not change based on leverage ratios and is 4.25% per annum and for base rate loans is 3.25% per annum. In addition to paying interest on outstanding principal under the Revolving Credit Facility, the Company is required to pay a commitment fee ranging from 0.3% to 0.5% per annum to the lenders in respect of unutilized commitments thereunder and the commitment fee was 0.4% at December 31, 2023.
All obligations under the Credit Agreement are unconditionally guaranteed by the Company, CBS and CSLS, and the existing and future direct and indirect wholly owned domestic restricted subsidiaries of CBS (subject to certain exceptions). All obligations under the Credit Agreement are secured, subject to certain exceptions, by a first-priority

CNDT 2023 Annual Report

pledge of substantially all assets of CBS and the subsidiary guarantors, and all of the capital stock of CBS and each of CBS' wholly owned material restricted subsidiaries directly held by CBS and CSLS or a subsidiary guarantor (which pledges, in the case of any foreign subsidiary, are limited to 65% of the capital stock of any first-tier foreign subsidiary).
The Credit Agreement contains certain customary affirmative and negative covenants, restrictions, prepayment terms and events of default. It requires the consolidated first lien net leverage ratio to not exceed 3.50 to 1.00. This covenant applies to the Term Loan A and Revolving Credit Facility. The covenant is tested as of the last day of any fiscal quarter. As of December 31, 2023, the Company was in compliance with all debt covenants related to the Senior Credit Facilities. No mandatory debt prepayments were made as it was not required pursuant to the terms of the Credit Agreement.
Senior Notes
Concurrent with the Credit Agreement, on October 15, 2021, CBS and CSLS (collectively, the "Issuers") issued 6.00% fixed rate senior notes due 2029 ("Senior Notes"). The Senior Notes are guaranteed on a senior secured basis by the Company and existing and future material direct and indirect wholly owned domestic subsidiaries of CBS that guaranteed the obligations under the Senior Credit Facilities.
Interest is payable semi-annually. Prior to November 1, 2024, the Issuers can redeem the Senior Notes, in whole or in part, at a price equal to the principal amount of the Senior Notes, plus a make-whole premium plus accrued and unpaid interest. The Issuers can redeem the Senior Notes, in whole or in part, at any time on or after November 1, 2024, at the redemption prices specified in the Indenture governing the Senior Notes, plus accrued and unpaid interest, if any, up to but excluding the redemption date. In addition, the Company may be required to make an offer to purchase the notes upon the sale of certain assets and upon a change of control. No Senior Notes were redeemed in 2023 or 2022.
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
Interest
Interest paid on short-term and long-term debt amounted to $106 million, $84 million and $40 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Interest expense and interest income were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest expense	$111	$84	$55
Interest income(1)	18	7	1
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

CNDT 2023 Annual Report

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
Summary of Foreign Exchange Hedging Positions
At December 31, 2023 and 2022, the Company had outstanding forward exchange with gross notional values of $148 million and $104 million, respectively. At December 31, 2023, approximately 67% of these contracts mature within three months, 12% in three to six months, 15% in six to twelve months and 6% in greater than 12 months.
The following is a summary of the primary hedging positions and corresponding fair values:

	December 31, 2023		December 31, 2022
(in millions)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Currencies Hedged (Buy/Sell)
Philippine Peso/U.S. Dollar	$64	$—	$50	$—
Indian Rupee/U.S. Dollar	54	—	37	(1)
Euro/U.S. Dollar	18	—	1	—
All Other	12	—	16	—
Total Foreign Exchange Hedging	$148	$—	$104	$(1)
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

(in millions)	December 31, 2023	December 31, 2022
Assets:
Foreign exchange contract - forward	$1	$—
Total Assets	$1	$—
Liabilities:
Foreign exchange contracts - forward	$—	$1
Total Liabilities	$—	$1

Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

CNDT 2023 Annual Report

	December 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,248	$1,191	$1,277	$1,155
Liabilities held for sale	$58	$58	$—	$—
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.
The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).
Note 14 – Employee Benefit Plans
Defined Benefit Plans
The Company's remaining benefit obligations and plan assets at December 31, 2023 were $13 million and $0 million, respectively. The Company's benefit obligations and plan assets at December 31, 2022 were $11 million and $0 million, respectively.
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
The Company recorded charges related to its defined contribution plans of $11 million in 2023, $10 million in 2022 and $21 million in 2021.
Note 15 - Income Taxes
Loss before income taxes (pre-tax income (loss)) was as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Domestic loss	$(349)	$(149)	$(68)
Foreign income	17	22	43
Loss Before Income Taxes	$(332)	$(127)	$(25)
Provision (benefit) for income taxes were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Federal Income Taxes
Current	$6	$30	$6
Deferred	(41)	14	(23)
Foreign Income Taxes
Current	12	9	15
Deferred	(2)	(2)	2
State Income Taxes
Current	—	8	3
Deferred	(11)	(4)	—
Total Provision (Benefit)	$(36)	$55	$3

CNDT 2023 Annual Report

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	(1.2)%	(3.5)%	(15.5)%
Change in valuation allowance for deferred tax assets	0.8%	(8.0)%	(20.4)%
State taxes, net of federal benefit	3.1%	(2.4)%	(8.6)%
Tax-exempt income, credits and incentives	0.8%	3.0%	38.4%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(0.4)%	(1.9)%	(11.1)%
Divestitures	—%	(17.9)%	2.1%
Impairments(2)	(12.2)%	(39.8)%	(3.1)%
Unrecognized tax benefits	0.4%	6.6%	0.8%
Audit and other tax adjustments	(1.4)%	(1.2)%	(22.9)%
Excess tax benefits	—%	0.6%	7.5%
Other(3)	(0.2)%	(0.4)%	2.1%
Effective Income Tax Rate	10.7%	(43.9)%	(9.7)%
 _______________
(1)    The “Foreign rate differential adjusted for U.S. taxation of foreign profits” includes the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
(2)    Impairment represents adjustments for the non-deductible component of goodwill in 2023 and 2022 and impairment of an equity investment in 2021.
(3)    In 2023 and 2022, the "Other" line includes immaterial reconciling items. In 2021, the "Other" line includes two reconciling items above 5% of the federal statutory rate. The impact to the effective rate is driven by the low pretax book income in 2021, and these items are otherwise immaterial.
On a consolidated basis, the Company paid $18 million, $53 million and $25 million in combined income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2023, 2022 and 2021, respectively.
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
As of December 31, 2023, the Company had $10 million of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate.

CNDT 2023 Annual Report

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2023	2022	2021
Balance at January 1	$12	$23	$23
Additions related to prior years positions	—	1	3
Reductions related to prior years positions	(1)	(2)	(3)
Settlements with taxing authorities	(1)	(5)	—
Lapse of Statute of limitations	—	(5)	—
Balance at December 31	$10	$12	$23

The Company maintains offsetting benefits from other jurisdictions of $1 million, $1 million and $12 million, at December 31, 2023, 2022 and 2021, respectively. The Company recognized interest and penalties accrued on unrecognized tax benefits within income tax expense. The Company had $2 million, $3 million and $12 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2023, 2022 and 2021, respectively. We are subject to federal income tax examinations in the U.S. and to income tax examinations in various states and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations for years before 2017. With limited exceptions, as of December 31, 2023, we are no longer subject to state, local or foreign examinations by tax authorities for years before 2017.
Deferred Income Taxes
The Company is indefinitely reinvested in the undistributed earnings of its foreign subsidiaries with respect to the U.S. These foreign subsidiaries have aggregate cumulative undistributed earnings of $334 million as of December 31, 2023. For years after 2017, the Tax Reform does allow for certain earnings to be repatriated free from U.S. Federal taxes. However, the repatriation of earnings could give rise to additional tax liabilities. The Company has also not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries. A determination of the unrecognized deferred taxes related to these other components of the Company's outside basis differences is not practicable. The Company has provided for deferred taxes with respect to certain unremitted earnings of foreign subsidiaries that are not indefinitely reinvested between foreign subsidiaries outside of the U.S.
The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(in millions)	2023	2022
Deferred Tax Assets
Net operating losses and capital loss carryforward	$100	$99
Operating reserves, accruals and deferrals	49	46
Deferred compensation	5	6
Interest expense capitalization	18	—
Settlement reserves	4	12
Operating lease liabilities	48	54
Tax credits	6	6
Capitalized research and experimentation costs	21	13
Other	2	3
Subtotal	253	239
Valuation allowance	(100)	(102)
Total	$153	$137

Deferred Tax Liabilities
Intangibles and goodwill	$29	$44
Depreciation	72	90
Operating lease right-of-use assets	43	49
Other	18	17
Total	$162	$200

Total Deferred Tax Assets (Liabilities), Net	$(9)	$(63)

CNDT 2023 Annual Report

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022 was a decrease of $2 million and an increase of $20 million, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which the Company has concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
At December 31, 2023, the Company had tax credit carryforwards of $6 million available to offset future income taxes, which will expire between 2027 and 2042, if not utilized.
The following table presents the Company's worldwide net operating loss carryforwards ("NOLs") as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(in millions)	Gross	Tax Effected	Gross	Tax Effected
U.S Federal NOLs limited by Section 382 of the Tax Code	$3	$1	$4	$1
U.S. State NOLs	367	18	367	19
Foreign NOLs	308	79	304	76
Total	$678	$98	$675	$96
The Company has $678 million of gross net operating loss carryforwards for income tax purposes including $532 million that will expire between 2024 and 2043, if not utilized, and $146 million available to offset future taxable income indefinitely. The Company had $6 million of state capital loss carryforwards for income tax purposes that will expire in 2024, if not utilized, and $11 million of foreign capital losses available to offset future capital gains income indefinitely. The Company does not expect to receive a tax benefit for the majority of the NOLs presented above, as valuation allowances have been recorded against most of the state and foreign NOLs and capital losses.
Note 16 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of December 31, 2023. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an

CNDT 2023 Annual Report

obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of December 31, 2023, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
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
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs filed a lawsuit in the Superior Court of New York County, New York. The lawsuit relates to the sale of a portion of Conduent Business Services, LLC’s ("CBS") select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of notes from plaintiffs (the "Notes"). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of contract and fraud. Plaintiffs allege that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs seek a judgement that they have no obligation to pay the Notes. On August 20, 2020, CBS filed a counterclaim against Skyview seeking the outstanding balance on the Notes, the amounts owed for the Jamaica deferred closing, and other transition services agreement and late rent payment obligations. CBS also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Fact and expert discovery has been concluded and the parties filed summary judgment motions on July 24, 2023. On December 5, 2023, the court heard oral argument on the parties’ cross-motions for summary judgment and rendered its decision on December 8, 2023, finding there are certain material issues of fact that require trial, and also entering partial summary judgment for each side. On January 5, 2024, CBS filed its notice of appeal of the portion of the ruling that did not grant its motion for summary judgment in its entirety and that granted certain limited relief in favor of plaintiffs. On January 23, 2024, Skyview filed its own notice of appeal, challenging the decision granting a portion of CBS’s counterclaims. CBS continues to deny all the plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims and will continue to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimate of the possible outcome or loss, if any, in excess of currently recorded reserves.
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

CNDT 2023 Annual Report

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
Since 2014, Xerox Education Services, Inc. ("XES") has cooperated with several federal and state agencies regarding a variety of matters, including XES' self-disclosure to the U.S. Department of Education (the "Department") and the Consumer Financial Protection Bureau ("CFPB") that some third-party student loans under outsourcing arrangements for various financial institutions required adjustments. With the exception of one remaining state attorney general inquiry, the Company has resolved all investigations by the CFPB, several state agencies, the Department and the U.S. Department of Justice. The Company cannot provide assurance that the CFPB, another regulator, a financial institution on behalf of which XES serviced third-party student loans, or another party will not ultimately commence a legal action against XES in which fines, penalties or other liabilities are sought from XES. In view of the absence of activity by these regulators or any other party, during the fourth quarter of 2023, the Company reversed the remaining reserve pertaining to this matter.
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

CNDT 2023 Annual Report

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
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2023, the Company had $625 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $175 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.

CNDT 2023 Annual Report

Note 17 - Preferred Stock
Series A Preferred Stock
In connection with the December 31, 2016 separation from the Company's former parent company (the "Separation"), the Company issued 120,000 shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $120 million and an initial fair value of $142 million. The Series A convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($9.6 million per year). Each share of the Series A convertible preferred stock is convertible at any time, at the option of the holder, into 44.9438 shares of common stock for a total of 5,393,000 shares (reflecting an initial conversion price of approximately $22.25 per share of common stock), subject to customary anti-dilution adjustments.
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
Note 18 – Shareholders’ Equity
Preferred Stock
As of December 31, 2023, the Company had one class of preferred stock outstanding. Refer to Note 17 – Preferred Stock for further information. The Company is authorized to issue approximately 100 million shares of convertible preferred stock at $0.01 par value per share.
Common Stock
The Company has 1 billion authorized shares of common stock at $0.01 par value per share. At December 31, 2023, 23.9 million shares were reserved for issuance under the Company's incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.
Stock Compensation Plans
Certain of the Company's employees participate in a long-term incentive plan. The Company's long-term incentive plan authorizes the issuance of restricted stock units / shares and performance stock units / share to employees. Stock-based compensation expense includes expense based on the awards and terms previously granted to the employees.
Stock-based compensation expense was as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Stock-based compensation expense, pre-tax	$19	$21	$21
Income tax benefit recognized in earnings	4	4	3

Restricted Stock Units / Shares ("RSUs"): Compensation expense is based upon the grant date market price. The compensation expense is recorded over the vesting period based on management's estimate of the number of shares expected to vest. The Company’s RSU awards typically vest in three separate and equal tranches over a three-year period. Each tranche vests annually, at December 31, following the date of grant.
In 2023, the Company issued 370,000 Deferred Stock Units ("DSU") to non-employee members of the Board of Directors. DSU awards typically vest in accordance with certain service conditions.

CNDT 2023 Annual Report

Performance Stock Units / Shares ("PSUs"): The Company has granted PSUs under various scenarios including:
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
•PSUs that vest contingent upon the increase of Conduent’s stock price to certain levels over a two year and nine-month period from the date of grant. For PSUs granted in 2023, the number of shares eligible to vest may be adjusted upward or downward by 50% based on a total shareholder return modifier, which measures the Company’s stock performance relative to the stock performance of the Company’s 2023 proxy peers over each measurement period. For PSUs granted in 2022, the number of shares eligible to vest may be adjusted upward or downward by 5% based on a total shareholder return modifier, which measures the Company’s stock performance relative to the stock performance of the Company’s 2022 proxy peers over each measurement period. These PSUs also have a service requirement that must be met for them to vest. The fair value of these PSUs is based upon a Monte Carlo simulation. Compensation expense is recognized over the vesting period based on management's estimate of the number of shares expected to vest.
Summary of Stock-based Compensation Activity

	2023		2022		2021
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units / Shares
Outstanding at January 1	3,165	$5.39	3,792	$4.57	5,620	$3.49
Granted	5,418	3.51	3,431	5.15	2,677	6.65
Vested	(3,103)	4.49	(3,238)	4.38	(3,117)	4.69
Canceled	(449)	4.26	(820)	4.56	(1,388)	3.96
Outstanding at December 31	5,031	4.02	3,165	5.39	3,792	4.57

Performance Stock Units / Shares
Outstanding at January 1	3,097	$5.16	3,609	$4.71	5,453	$3.83
Granted	3,052	3.27	2,186	4.80	1,545	6.54
Vested	(49)	1.39	(1,688)	2.02	(1,945)	3.37
Canceled	(1,087)	5.52	(1,010)	8.02	(1,444)	5.13
Outstanding at December 31	5,013	3.97	3,097	5.16	3,609	4.71
The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2023 was as follows (in millions):

Awards	Unrecognized Compensation	Remaining Weighted-Average Expense Period (Years)
Restricted Stock Units / Shares	$12	1.7
Performance Stock Units / Shares	5	1.8
Total	$17
The aggregate intrinsic value of outstanding RSUs and PSUs awards were as follows (in millions):

Awards	December 31, 2023
Restricted Stock Units / Shares	$18
Performance Stock Units / Shares	18

CNDT 2023 Annual Report

The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards were as follows:

(in millions)	December 31, 2023			December 31, 2022			December 31, 2021
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units / Shares	$11	$—	$2	$13	$—	$3	$17	$—	$3
Performance Stock Units / Shares	—	—	—	7	—	1	11	—	2
Note 19 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2023		2022		2021
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Currency Translation
Currency translation adjustments, net	$31	$31	$(41)	$(41)	$(31)	$(31)
Translation adjustments gains (losses)	$31	$31	$(41)	$(41)	$(31)	$(31)
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	$1	$1	$(1)	$(1)	$(1)	$(1)
Net Unrealized Gains (Losses)	$1	$1	$(1)	$(1)	$(1)	$(1)

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	$(1)	$(1)	$5	$5	$1	1
Changes in Defined Benefit Plans Gains (Losses)	$(1)	$(1)	$5	$5	$1	$1

Other Comprehensive Income (Loss)	$31	$31	$(37)	$(37)	$(31)	$(31)
Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2020	$(400)	$3	$(1)	$(398)
Other comprehensive income (loss) before reclassifications	(31)	(1)	1	(31)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(31)	(1)	1	(31)
Balance at December 31, 2021	$(431)	$2	$—	$(429)
Other comprehensive income (loss) before reclassifications	(41)	(1)	5	(37)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(41)	(1)	5	(37)
Balance at December 31, 2022	$(472)	$1	$5	$(466)
Other comprehensive income (loss) before reclassifications	31	1	(1)	31
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	31	1	(1)	31
Balance at December 31, 2023	$(441)	$2	$4	$(435)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT 2023 Annual Report

Note 20 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted loss per share of common stock:

	Year Ended December 31,
(in millions, except per share data. Shares in thousands)	2023	2022	2021
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(296)	$(182)	$(28)
Dividend - Preferred Stock	(10)	(10)	(10)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(306)	$(192)	$(38)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(296)	$(182)	$(28)
Dividend - Preferred Stock	(10)	(10)	(10)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(306)	$(192)	$(38)

Weighted Average Common Shares Outstanding - Basic	216,779	215,886	212,719
Common Shares Issuable with Respect to:
Restricted Stock And Performance Units / Shares	0	0	0
Weighted Average Common Shares Outstanding - Diluted	216,779	215,886	212,719

Net Earnings (Loss) per Share:
Basic	$(1.41)	$(0.89)	$(0.18)
Diluted	$(1.41)	$(0.89)	$(0.18)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	8,652	5,469	8,210
Convertible preferred stock	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	14,045	10,862	13,603
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
Transactions with related parties were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenue from related parties	$6	$11	$16
Purchases from related parties	$18	$26	$28
The Company's receivable and payable balances with related party entities were not material as of December 31, 2023 and 2022.

CNDT 2023 Annual Report

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
Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

CNDT 2023 Annual Report

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
10b5-1 Plans
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business–Information About Our Executive Officers." The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"). The 2024 Proxy Statement is expected to be filed within 120 days after the end of our fiscal year ended December 31, 2023.
If applicable, the information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Reports" of our 2024 Proxy Statement.
The information required by this Item regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Board of Directors and Board Committees” in our 2024 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer (the "Finance Code of Conduct"). The Finance Code of Conduct can be found on our website at: https://www.conduent.com/corporate-governance/ethics-and-compliance/. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2024 Proxy Statement and is incorporated here by reference. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item included under the following captions in our 2024 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis” (including the “Summary Compensation Table”, “Grants of Plan-Based Awards in 2023”, “Outstanding Equity Awards at 2023 Fiscal Year-End”, “Option Exercises and Stock Vested in 2023”, “Potential Payments upon Termination or Change in Control”, and “Compensation Committee Report” subsections), “Annual Director Compensation” and “Compensation Committee Interlocks and Insider Participation”.The information included under the heading “Compensation Committee Report” in our 2024 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

CNDT 2023 Annual Report

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the subsections entitled "Securities Ownership," and “Equity Compensation Plan Information” in our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” in our 2024 Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.Index to Financial Statements filed as part of this report:

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 238);
▪Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2023;
▪Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2023;
▪Consolidated Balance Sheets as of December 31, 2023 and 2022;
▪Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2023;
▪Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2023;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

2.Financial Statement Schedules:

▪Schedule II–Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2023.

3.The exhibits filed herewith are set forth in the exhibit Index included herein.

(b)    Management contracts or compensatory plans or arrangements listed that are applicable to the executive officers named in the Summary Compensation Table which appears in the Registrant's 2024 Proxy Statement or to our directors are preceded by an asterisk (*).

CNDT 2023 Annual Report

SCHEDULE II

Valuation and Qualifying Accounts

For the three years ended December 31, 2023

(in millions)		Balance at beginning of period	Additions charged to expense(1)(4)	Amounts (credited) charged to other income statement accounts (2)	Deductions and other, net of recoveries (3)(4)	Balance at end of period
Allowance for Credit Losses:
2023	Accounts Receivable	$—	$—	$—	$—	$—
2022	Accounts Receivable	—	—	—	—	—
2021	Accounts Receivable	2	1	—	(3)	—

Tax Valuation Allowance:
2023	Tax Valuation	102	9	—	(11)	100
2022	Tax Valuation	82	34	—	(14)	102
2021	Tax Valuation	83	10	—	(11)	82
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
ITEM 16. FORM 10-K SUMMARY

None.

CNDT 2023 Annual Report

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.1	Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of September 18, 2023.		8-K	2.1	9/19/2023
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
4.1
Indenture, dated as of October 15, 2021, among Conduent Incorporated, Conduent Business Services, LLC, Conduent State & Local Solutions, Inc., Affiliated Business Services International, B.V., the Guarantors party thereto from time to time, the Lenders and L/C Issuers party thereto from time to time and Bank of America, N.A., as Administrative Agent.
			10-Q	4.4(g)	11/4/2021
4.2	Description of Securities.		10-K	4.2	2/26/2020
10.1	Credit Agreement, dated as of October 15, 2021, among Conduent Incorporated, Conduent Business Services, LLC, Conduent State & Local Solutions, Inc., Affiliated Computer Services International B.V., the Guarantors party thereto from time to time, the Lenders and L/C Issuers party thereto from time to time and Bank of America, N.A., as Administrative Agent.		10-Q	10.1	11/14/2021
10.2(a)
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
			8-K	10.6(f)	1/3/2017
10.2(b)	Agreement, dated January 28, 2016, among Xerox Corporation, Icahn Partners Master Fund LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Jonathan Christodoro and Carl C. Icahn.		Amend- ment 1 to Form 10	10.6	8/15/2016
10.3(a)	Exchange Agreement dated October 27, 2016 by and among Darwin A. Deason, Conduent Incorporated and Xerox Corporation.		Amend- ment 5 to Form 10	10.14	10/28/2016
10.3(b)	Shareholders Agreement dated December 18, 2018 by and between Darwin Deason and Conduent Incorporated.		8-K	10.1	12/18/2018
*10.4(a)(i)	Form of Restricted Stock Unit Award Agreement 2020 under the PIP.		10-Q	10.6(a)(vi)	5/8/2020
*10.4(a)(ii)	Form of Performance Restricted Stock Unit Award Agreement 2020 under the PIP.		10-Q	10.6(a)(vii)	5/8/2020
*10.4(a)(iii)	Registrant’s 2021 Performance Incentive Plan (“2021 PIP”).		DEF 14A	Annex A	4/9/2021
*10.4(a)(iv)	Form of Restricted Stock Unit Award Agreement 2021 under the 2021 PIP.		10-Q	10.6(a)(x)	8/5/2021
*10.4(a)(v)	Form of Performance Stock Unit Award Agreement 2021 ("Revenue Metric") under the 2021 PIP.		10-Q	10.6(a)(xi)	8/5/2021
*10.4(a)(vi)	Form of Performance Stock Unit Award Agreement 2021 ("Share Hurdle Metric") under the 2021 PIP.		10-Q	10.6(a)(xii)	8/5/2021
*10.4(a)(vii)	Form of Restricted Stock Unit Award Agreement 2022 under the 2021 PIP		10-Q	10.6(a)(ix)	5/3/2022
*10.4(a)(viii)	Form of Performance Restricted Stock Unit Award Agreement 2022 under the 2021 PIP		10-Q	10.6(a)(x)	5/3/2022

CNDT 2023 Annual Report

*10.4(a)(ix)	Form of Agreement for Non-Employee Directors under 2021 PIP.		10-Q	10.6(a)(xiii)	8/5/2021
*10.4(a)(x)	Registrant’s Equity Compensation Plan for Non-Employee Directors dated as of December 15, 2016 (“ECPNED”).		Registration Statement on Form S-8 (No. 333-215361)	4.4	12/29/2016
*10.4(a)(xi)	Form of Restricted Stock Unit Award Agreement 2023 under the 2021 PIP.		10-Q	10.6(a)(i)	5/3/2023
*10.4(a)(xii)	Form of Performance Stock Unit Award Agreement 2023 (Revenue Growth) under the 2021 PIP.		10-Q	10.6(a)(ii)	5/3/2023
*10.4(a)(xiii)	Form of Performance Stock Unit Award Agreement 2023 (rTSR) under the 2021 PIP.		10-Q	10.6(a)(iii)	5/3/2023
*10.4(b)	Registrant's Executive Change in Control Severance Plan dated as of April 25, 2017.		8-K	10.1	8/28/2017
*10.4(c)(i)	Letter Agreement dated May 21, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.		8-K	10.6(h)	5/28/2019
10.4(c)(ii)	Letter Agreement dated August 6, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.		8-K	10.6(j)	8/7/2019
*10.4(c)(iii)	Letter Agreement dated February 25, 2020 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.		10-K	10.6(e)(ii)	2/26/2020
*10.4(c)(iv)	Letter Agreement dated February 23, 2021 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.		10-K	10.6(d)(iii)	2/24/2021
*10.4(d)	Letter Agreement dated May 5, 2021 between Conduent Incorporated and Stephen Wood regarding compensation arrangements.		8-K	10.1	5/5/2021
*10.4(e)	Letter Agreement dated November 5, 2019 between Conduent Incorporated and Michael Krawitz.		10-K	10.6(i)	2/26/2020
*10.4(f)	U.S. Executive Severance Policy, as amended		10-Q	10.1	8/2/2022
*10.4(g)	Form of Director and Officer Indemnification Agreement		10-Q	10.1	11/1/2023
19	Insider Trading Policy	X
21	List of subsidiaries of Registrant.	X
23	Consent of PricewaterhouseCoopers LLP.	X
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32**	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	X
97	Conduent Incorporated Compensation Recoupment Policy, effective as of October 31, 2023	X
101	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CNDT 2023 Annual Report

* Indicates management contract or compensatory plan or arrangement.
** Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

CNDT 2023 Annual Report

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ CLIFFORD SKELTON
Clifford Skelton Chief Executive Officer

February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 21, 2024

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

CNDT 2023 Annual Report