Form 10-Q
period 2024-03-31
CONDUENT Inc
filed 2024-05-02
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at April 30, 2024
Common Stock,	$0.01 par value	204,583,488

CNDT Q1 2024 Form 10-Q

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: risks related to pending dispositions, including the transfer of the Company’s BenefitWallet’s HSA, MSA and flexible spending account portfolio (the “BenefitWallet Transfer”) and the sale of the Company’s Curbside Management and Public Safety Solutions businesses, including but not limited to the Company’s ability to realize the benefits anticipated from such transactions, unexpected costs, liabilities or delays in connection with such transactions, and the significant transaction costs associated with such transactions; government appropriations and termination rights contained in our government contracts; the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; risk and impact of geopolitical events and increasing geopolitical tensions (such as the wars in the Ukraine and Israel), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to divestitures and acquisitions; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2023 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K filed (or furnished) with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q1 2024 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

March 31, 2024

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q1 2024 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Revenue	$921	$922

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	735	720
Selling, general and administrative (excluding depreciation and amortization)	116	111
Research and development (excluding depreciation and amortization)	2	2
Depreciation and amortization	62	61
Restructuring and related costs	9	29
Interest expense	27	27
(Gain) loss on divestitures and transaction costs, net	(161)	2
Litigation settlements (recoveries), net	4	(21)
Loss on extinguishment of debt	2	—
Other (income) expenses, net	(2)	(1)
Total Operating Costs and Expenses	794	930

Income (Loss) Before Income Taxes	127	(8)

Income tax expense (benefit)	28	(2)
Net Income (Loss)	$99	$(6)

Net Income (Loss) per Share:
Basic	$0.46	$(0.04)
Diluted	$0.46	$(0.04)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Net Income (Loss)	$99	$(6)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(11)	17
Unrecognized gains (losses), net	—	1
Other Comprehensive Income (Loss), Net	(11)	18

Comprehensive Income (Loss), Net	$88	$12
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$415	$498
Accounts receivable, net	600	559
Assets held for sale	192	180
Contract assets	166	178
Other current assets	216	240
Total current assets	1,589	1,655
Land, buildings and equipment, net	186	197
Operating lease right-of-use assets	188	191
Intangible assets, net	31	32
Goodwill	643	651
Other long-term assets	421	436
Total Assets	$3,058	$3,162
Liabilities and Equity
Current portion of long-term debt	$33	$34
Accounts payable	167	174
Accrued compensation and benefits costs	175	183
Unearned income	94	91
Liabilities held for sale	56	58
Other current liabilities	324	328
Total current liabilities	849	868
Long-term debt	1,083	1,248
Deferred taxes	43	30
Operating lease liabilities	155	157
Other long-term liabilities	81	84
Total Liabilities	2,211	2,387

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(44)	(27)
Additional paid-in capital	3,941	3,938
Retained earnings (deficit)	(2,752)	(2,849)
Accumulated other comprehensive loss	(446)	(435)
Total Conduent Inc. Equity	701	629
Noncontrolling Interest	4	4
Total Equity	705	633
Total Liabilities and Equity	$3,058	$3,162

Shares of common stock issued and outstanding	206,685	211,509
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	13,665	8,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$99	$(6)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	62	61
Contract inducement amortization	1	1
Deferred income taxes	13	(8)
Amortization of debt financing costs	1	1
Loss on extinguishment of debt	2	—
(Gain) loss on divestitures and sales of fixed assets, net	(164)	—
Stock-based compensation	3	2
Changes in operating assets and liabilities:
Accounts receivable	(52)	42
Other current and long-term assets	(23)	(33)
Accounts payable and accrued compensation and benefits costs	(10)	(65)
Other current and long-term liabilities	(6)	(9)
Net change in income tax assets and liabilities	37	2
Net cash provided by (used in) operating activities	(37)	(12)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(13)	(11)
Cost of additions to internal use software	(8)	(11)
Proceeds from divestitures	164	—
Net cash provided by (used in) investing activities	143	(22)
Cash Flows from Financing Activities:
Payments on debt	(175)	(10)
Treasury stock purchases	(17)	—
Taxes paid for settlement of stock-based compensation	(5)	(7)
Dividends paid on preferred stock	(2)	(2)
Net cash provided by (used in) financing activities	(199)	(19)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	2
Increase (decrease) in cash, cash equivalents and restricted cash	(95)	(51)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	519	598
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$424	$547
 ___________
(1)Includes $9 million and $21 million of restricted cash as of March 31, 2024 and 2023, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2023	$2	$(27)	$3,938	$(2,849)	$(435)	$4	$633
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	3	—	—	—	3
Treasury stock purchases	—	(17)	—	—	—	—	(17)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	99	—	—	99
Other comprehensive income (loss), net	—	—	—	—	(11)	—	(11)
Total Comprehensive Income (Loss), Net	—	—	—	99	(11)	—	88
Balance at March 31, 2024	$2	$(44)	$3,941	$(2,752)	$(446)	$4	$705

	Three Months Ended March 31, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2022	$2	$—	$3,924	$(2,543)	$(466)	$—	$917
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	2	—	—	—	2
Treasury stock purchases	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(6)	—	—	(6)
Other comprehensive income (loss), net	—	—	—	—	18	—	18
Total Comprehensive Income (Loss), Net	—	—	—	(6)	18	—	12
Balance at March 31, 2023	$2	$—	$3,926	$(2,551)	$(448)	$—	$929
 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2024 Form 10-Q

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. As a global technology-led company, Conduent delivers digital business solutions and services to streamline and manage enterprise processes on behalf of commercial, government and transportation organizations – creating valuable outcomes for its clients and the millions of people who count on them. Conduent’s solutions combine innovative technology platforms with automation, artificial intelligence, process expertise and services that improve quality, efficiency and productivity. With a dedicated global team of approximately 57,000 associates, Conduent solutions span customer service, business administration and operations, healthcare administration and payment management. Across many industries and government agencies, Conduent reduces costs, improves end-user experiences and enables digital transformation for its global clients.
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Company has evaluated subsequent events through May 2, 2024, and apart from the matters disclosed in Note 5 – Assets/Liabilities Held for Sale and Divestitures, Note 7 – Debt and Note 16 - Subsequent Event, no material subsequent events were identified.
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
Summary of Significant Accounting Policies
There have been no changes to the Company's significant accounting policies as described in the Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

CNDT Q1 2024 Form 10-Q

Note 2 – Recent Accounting Pronouncements
The Company's significant accounting policies are described in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
New Accounting Standards Adopted
The Company has not adopted any new accounting standards in 2024 that had a material impact on its Consolidated Financial Statements.
New Accounting Standards To Be Adopted
Segment Reporting: In November 2023, the Financial Accounting Standards Board ("FASB") issued final guidance that expands reportable segment disclosures, particularly incremental segment expense disclosures. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is not early adopting this guidance. The Company is currently in the process of gathering the data required to be disclosed upon adoption. As the guidance is disclosure related, adoption will not have any impact on the Company's Condensed Consolidated Financial Statements.
Income Taxes: In December 2023, the FASB issued final guidance designed to improve income tax disclosures, particularly disclosures around business entities' income tax rate reconciliation and income taxes paid. The guidance requires consistent categories and greater disaggregation of information in the reconciliation of an entity's statutory tax rate to its effective tax rate and information about income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is not early adopting this guidance. The Company is currently in the process of gathering the data required to be disclosed upon adoption. As the guidance is disclosure related, adoption will not have any impact on the Company's Condensed Consolidated Financial Statements.
Note 3 – Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

CNDT Q1 2024 Form 10-Q

	Three Months Ended March 31,
(in millions)	2024	2023
Commercial:
Customer experience management	$151	$177
Business operations solutions	138	135
Healthcare claims and administration solutions	93	90
Human capital solutions	101	106
Total Commercial	483	508
Government:
Government healthcare solutions	153	143
Government services solutions	105	121
Total Government	258	264
Transportation:
Road usage charging & management solutions	67	75
Transit solutions	76	40
Curbside management solutions	19	19
Public safety solutions	17	14
Commercial vehicles	1	2
Total Transportation	180	150
Total Consolidated Revenue	$921	$922

Timing of Revenue Recognition:
Point in time	$31	$27
Over time	890	895
Total Revenue	$921	$922

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
The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	March 31, 2024	December 31, 2023
Contract Assets (Unearned Income)
Current contract assets	$166	$178
Long-term contract assets(1)	8	12
Current unearned income	(94)	(91)
Long-term unearned income(2)	(58)	(55)
Net Contract Assets	$22	$44
Accounts receivable, net	$600	$559
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Revenues of $44 million were recognized during the three months ended March 31, 2024 related to the Company's unearned income at December 31, 2023. Revenues of $29 million were recognized during the three months ended March 31, 2023 related to the Company's unearned income at December 31, 2022.

CNDT Q1 2024 Form 10-Q

The Company had no material asset impairment charges related to contract assets for the three months ended March 31, 2024 or 2023.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2024 was approximately $1.5 billion. The Company expects to recognize approximately 63% of this revenue over the next two years and the remainder thereafter.
Note 4 – Segment Reporting
The Company's reportable segments correspond to how it organizes and manages the business, as defined by the Company's Chief Executive Officer, who is also the Company's Chief Operating Decision Maker (the "CODM"). The Company's segments involve the delivery of business process solutions on behalf of its clients to improve cost, performance, and end-user experiences.
The Company's financial performance is based on Segment Profit (Loss) for its three reportable segments (Commercial, Government and Transportation), Divestitures and Unallocated Costs. The Company's CODM does not evaluate operating segments using discrete asset information.
Commercial: The Commercial segment provides business process services and customized solutions and services to clients in a variety of industries. Across the Commercial segment, the Company operates on its clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enhance performance for the Company's clients and deliver better experiences for their consumers and employees.
Government: The Government segment provides government-centric business process services to U.S. federal, state and local government agencies and foreign governments for public assistance, healthcare programs and administration, transaction processing and payment services. The solutions in this segment help governments provide constituents access and delivery of benefits, respond to changing rules for eligibility and keep pace with increasing citizen expectations.
Transportation: The Transportation segment provides systems, support, and revenue-generating solutions, to government transportation agencies. The Company delivers mission-critical public safety, mobility and digital payment solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers while reducing impact on the environment.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.
Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended March 31,
(in millions)	Commercial	Government	Transportation	Unallocated Costs	Total
2024
Revenue	$483	$258	$180	$—	$921
Segment profit (loss)	$40	$42	$(3)	$(72)	$7

2023
Revenue	$508	$264	$150	$—	$922
Segment profit (loss)	$35	$73	$(8)	$(70)	$30

CNDT Q1 2024 Form 10-Q

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2024	2023
Income (Loss) Before Income Taxes	$127	$(8)
Reconciling items:
Amortization of acquired intangible assets	1	2
Restructuring and related costs	9	29
Interest expense	27	27
(Gain) loss on divestitures and transaction costs, net	(161)	2
Litigation settlements (recoveries), net	4	(21)
Loss on extinguishment of debt	2	—
Other (income) expenses, net	(2)	(1)
Segment Profit (Loss)	$7	$30
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.
Note 5 – Assets/Liabilities Held for Sale and Divestitures
Transfer of BenefitWallet Portfolio
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "Portfolio") to HealthEquity, Inc. ("HealthEquity") for an aggregate purchase price of $425 million (the "Purchase Price"), subject to customary purchase price adjustments. As of March 31, 2024, there were no asset or liability balances related to the Portfolio that would require disclosure as assets and liabilities held for sale on the Company's Condensed Consolidated Balance Sheet.
The transfer is closing in multiple tranches. The first tranche closed on March 7, 2024 with the Company receiving $164 million as the pro-rata share of the Purchase Price. As there were no assets or liabilities associated with the Portfolio, the Company recorded $164 million of pre-tax gain on this first tranche. During the three months ended March 31, 2024 and 2023, the Portfolio related to this first tranche generated revenue of $8 million and $10 million, respectively. The pre-tax profit, related to this first tranche, excluding unallocated costs, was $6 million and $9 million for the same periods, respectively.
On April 11, 2024, the second tranche closed and the Company received $85 million as the pro-rata share of the Purchase Price. The Company anticipates the third and final tranche will be completed in the second quarter of 2024. During the three months ended March 31, 2024 and 2023, the Portfolio related to the second and third tranches generated revenue of $18 million and $19 million for the same periods, respectively. The pre-tax profit, related to these two tranches, excluding unallocated costs, was $14 million and $16 million for the three months ended March 31, 2024 and 2023, respectively.
Divestiture of Curbside Management and Public Safety Solutions Businesses
In December 2023, the Company signed a definitive agreement to sell its Curbside Management and Public Safety Solutions businesses for $230 million (plus the assumption of certain indebtedness), subject to customary purchase price adjustments. The assets and liabilities of these businesses (collectively referred to as the "Disposal Group") have been reclassified as held for sale and measured at the lower of carrying value or fair value less costs to sell. The Disposal Group is currently reported in the Transportation segment. The Disposal Group generated revenue of $36 million and $33 million for the three months ended March 31, 2024 and 2023, respectively. The pre-tax profit of the Disposal Group, excluding unallocated costs, was $8 million and $5 million for the three months ended March 31, 2024 and 2023, respectively.
On April 30, 2024, Conduent completed the sale. See Note 16 - Subsequent Event for additional information regarding the sale.
The following is a summary of the major categories of assets and liabilities that have been reclassified as held for sale:

CNDT Q1 2024 Form 10-Q

(in millions)	March 31, 2024	December 31, 2023
Accounts Receivable, net	$58	$49
Other current assets	3	3
Land, building and equipment, net	56	52
Operating lease right-of-use assets	6	6
Goodwill	35	35
Other long-term assets	34	35
Total Assets held for sale	$192	$180
Current portion of long-term debt	$6	$5
Accounts payable	9	11
Accrued compensation and benefits costs	2	2
Unearned income	4	4
Other current liabilities	10	9
Long-term debt	16	19
Operating lease liabilities	4	4
Other long-term liabilities	5	4
Total Liabilities held for sale	$56	$58
Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to exiting certain activities, downsizing its employee base, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset ("ROU") impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, and bringing certain technology functions in-house, which totaled $2 million and $6 million for the three months ended March 31, 2024 and 2023, respectively. Management continues to evaluate the Company's businesses and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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
A summary of the Company's restructuring program activity during the three months ended March 31, 2024 and 2023 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2023	$9	$1	$—	$10
Provision	4	4	1	9
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	4	4	1	9
Charges against reserve and currency	(7)	(3)	(1)	(11)
Accrued Balance at March 31, 2024	$6	$2	$—	$8

CNDT Q1 2024 Form 10-Q

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2022	$10	$—	$—	$10
Provision	20	7	2	29
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	20	7	2	29
Charges against reserve and currency	(8)	(3)	(2)	(13)
Accrued Balance at March 31, 2023	$22	$4	$—	$26
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended March 31,
(in millions)	2024	2023
Commercial	$1	$20
Government	—	—
Transportation	1	—
Unallocated Costs(1)	7	9
Total Net Restructuring Charges	$9	$29
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 7 – Debt
Long-term debt was as follows:

(in millions)	March 31, 2024	December 31, 2023
Term loan A due 2026	$235	$238
Term loan B due 2028	339	505
Senior notes due 2029	520	520
Revolving credit facility maturing 2026	—	—
Finance lease obligations	23	22
Other	14	15
Principal debt balance	1,131	1,300
Debt issuance costs and unamortized discounts	(15)	(18)
Less: current maturities	(33)	(34)
Total Long-term Debt	$1,083	$1,248

As of March 31, 2024, the Company had no outstanding borrowings under its revolving credit facility (the "Revolver"). However, the Company utilized $2 million of the Revolver to issue letters of credit as of March 31, 2024. The net Revolver available to be drawn upon as of March 31, 2024 was $548 million.
In March 2024, the Company utilized the proceeds from the closing of the first tranche of the BenefitWallet Transfer to voluntarily prepay $164 million of principal of the Senior Secured Term Loan B due 2028 ("Term Loan B") and wrote-off related debt issuance costs of $2 million which is included in Loss on extinguishment of debt in the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2024.
In April 2024, the Company voluntarily prepaid $95 million of principal of the Term Loan B and wrote-off related debt issuance costs of $1 million.
At March 31, 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above.

CNDT Q1 2024 Form 10-Q

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
At March 31, 2024 and December 31, 2023, the Company had outstanding forward exchange contracts with gross notional values of $135 million and $148 million, respectively. At March 31, 2024, approximately 68% of these contracts mature within three months, 12% in three to six months, 15% in six to twelve months and 5% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.
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

(in millions)	March 31, 2024	December 31, 2023
Assets:
Foreign exchange contracts - forward	$—	$1
Total Assets	$—	$1
Liabilities:
Foreign exchange contracts - forward	$—	$—
Total Liabilities	$—	$—
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,083	$1,030	$1,248	$1,191
Liabilities held for sale	$56	$56	$58	$58
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

CNDT Q1 2024 Form 10-Q

The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).
Note 10 – Employee Benefit Plans
The Company has post-retirement pension, savings and investment plans in several countries, including the U.S., India and the Philippines. In many instances, employees participating in defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are permitted to contribute a portion of their salaries and bonuses to the plans. The Company, at its discretion, matches a portion of employee contributions.
The Company recognized an expense related to its defined contribution plans of $4 million and $3 million for the three months ended March 31, 2024 and 2023, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

Note 11 – Accumulated Other Comprehensive Loss (AOCL)
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2023	$(441)	$2	$4	$(435)
Other comprehensive income (loss)	(11)	—	—	(11)
Balance at March 31, 2024	$(452)	$2	$4	$(446)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2022	$(472)	$1	$5	$(466)
Other comprehensive income (loss)	17	1	—	18
Balance at March 31, 2023	$(455)	$2	$5	$(448)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of March 31, 2024. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

CNDT Q1 2024 Form 10-Q

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property (such as patents), environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of March 31, 2024, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
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
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2024, the Company had $636 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $180 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
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

CNDT Q1 2024 Form 10-Q

Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended March 31,
(in millions, except per share data in whole dollars and shares in thousands)	2024	2023
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$99	$(6)
Dividend - Preferred Stock	(2)	(2)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$97	$(8)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$99	$(6)
Dividend - Preferred Stock	—	(2)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$99	$(8)

Weighted Average Common Shares Outstanding - Basic	209,160	218,410
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	1,194	—
8% Convertible Preferred Stock	5,393	—
Weighted Average Common Shares Outstanding - Diluted	215,747	218,410

Net Earnings (Loss) per Share:
Basic	$0.46	$(0.04)
Diluted	$0.46	$(0.04)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	7,454	5,574
Convertible preferred stock	—	5,393
Total Anti-Dilutive and Contingently Issuable Securities	7,454	10,967

CNDT Q1 2024 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	March 31, 2024	December 31, 2023
Other Current Assets
Prepaid expenses	$91	$70
Income taxes receivable	8	38
Value-added tax (VAT) receivable	8	8
Restricted cash	9	21
Other	100	103
Total Other Current Assets	$216	$240
Other Current Liabilities
Accrued liabilities to vendors	$180	$188
Litigation related accruals	10	6
Current operating lease liabilities	54	54
Restructuring liabilities	8	10
Income tax payable	12	1
Other taxes payable	15	19
Accrued interest	14	6
Other	31	44
Total Other Current Liabilities	$324	$328
Other Long-term Assets
Internal use software, net	$138	$143
Deferred contract costs, net	92	91
Product software, net	86	92
Deferred tax assets	21	21
Other	84	89
Total Other Long-term Assets	$421	$436
Other Long-term Liabilities
Income tax liabilities	3	6
Unearned income	58	55
Other	20	23
Total Other Long-term Liabilities	$81	$84

Note 16 – Subsequent Event
Certain subsequent event matters have been disclosed in Note 5 – Assets/Liabilities Held for Sale and Divestitures and Note 7 – Debt.
On April 30, 2024, Conduent completed the sale of its Curbside Management and Public Safety Solutions Businesses. The Company received $174 million of cash consideration, a $50 million note receivable payable in one year, and other amounts receivable of $50 million (primarily related to the reimbursement for finance lease liability payoffs and the purchase of certain equipment on the buyer's behalf), which are payable in the fourth quarter of 2024. The sale is subject to customary purchase price adjustments expected to be settled in the fourth quarter of 2024.

CNDT Q1 2024 Form 10-Q

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
Overview
We deliver digital business solutions and services to streamline and manage enterprise processes on behalf of commercial, government and transportation organizations – creating valuable outcomes for our clients and the millions of people who count on them. Our solutions combine innovative technology platforms with automation, artificial intelligence, process expertise and services that improve quality, efficiency and productivity. With a dedicated global team of approximately 57,000 associates, our solutions span customer service, business administration and operations, healthcare administration and payment management. Across many industries and government agencies, we reduces costs, improves end-user experiences and enables digital transformation for our global clients.
Headquartered in Florham Park, New Jersey, we have operations in 25 countries.
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate. These three segments are:
•Commercial – Our Commercial segment provides business process solutions and services to clients in a variety of industries. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enhance performance for our clients and deliver better experiences for their consumers and employees.
•Government – Our Government segment provides government-centric business process services to U.S. federal, state and local government agencies and foreign governments for public assistance, healthcare programs and administration, transaction processing and payment services. The solutions in this segment help governments provide constituents access and delivery of benefits, respond to changing rules for eligibility and keep pace with increasing citizen expectations.
•Transportation – Our Transportation segment provides systems, support, and revenue-generating solutions, to government transportation agencies. We deliver mission-critical public safety, mobility and digital payment solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers and reducing impact on the environment.

CNDT Q1 2024 Form 10-Q

Executive Summary
During the first quarter of 2023, we held an investor briefing to communicate the next chapter in the Conduent journey. Our intense emphasis on growth, quality, and efficiency, beginning in the first quarter of 2020, resulted in a strengthened foundation. We remain focused on accelerating growth and enhancing value for our stakeholders and intend to achieve this by doubling down on key themes outlined in the March 2023 investor briefing. We also intend to continue our portfolio rationalization strategy, divesting certain solutions which have either scarcity value outside of Conduent or are capital intensive relative to their growth opportunity, and thereby allowing management the bandwidth and increased capital to focus on solutions where we believe we have competitive advantages or higher growth expectations.
We believe this focus on our portfolio rationalization strategy will result in a more nimble and faster growing Conduent with modest levels of net leverage, enhanced valuation, and significant excess capital to be deployed over time.
During 2024 we have achieved the following:
•We continue to make progress with our portfolio rationalization strategy. During the first quarter we closed the first tranche of the BenefitWallet portfolio transfer, representing approximately 40% of the total assets, receiving $164 million as the pro-rata share of the Purchase Price. The second tranche closed in April representing approximately 20% of the total assets, receiving $85 million as the pro-rata share of the Purchase Price. We anticipate the remainder of the portfolio to transfer later in the second quarter. Proceeds from the first and second tranches, plus cash on hand, were used to voluntarily prepay $259 million of the Term Loan B.
•The Curbside Parking and Public Safety Solutions divestiture announced on December 28, 2023 closed on April 30, 2024. We also continue to pursue other divestiture opportunities, each at different stages of the divestiture process.
•Continued our share repurchase program, repurchasing 4.8 million shares of common stock during the quarter.

CNDT Q1 2024 Form 10-Q

Financial Information and Analysis of Results of Operations

	Three Months Ended March 31,		2024 vs. 2023
(in millions)	2024	2023	$ Change	% Change
Revenue	$921	$922	$(1)	—%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	735	720	15	2%
Selling, general and administrative (excluding depreciation and amortization)	116	111	5	5%
Research and development (excluding depreciation and amortization)	2	2	—	—%
Depreciation and amortization	62	61	1	2%
Restructuring and related costs	9	29	(20)	(69)%
Interest expense	27	27	—	—%
(Gain) loss on divestitures and transaction costs, net	(161)	2	(163)	n/m
Litigation settlements (recoveries), net	4	(21)	25	(119)%
Loss on extinguishment of debt	2	—	2	n/m
Other (income) expenses, net	(2)	(1)	(1)	n/m
Total Operating Costs and Expenses	794	930	(136)

Income (Loss) Before Income Taxes	127	(8)	135
Income tax expense (benefit)	28	(2)	30
Net Income (Loss)	$99	$(6)	$105
Revenue
Revenue for the three months ended March 31, 2024 was substantially unchanged, compared to the prior year period, with new business ramp including the State of Victoria contract, stronger volumes and operational execution in our Transportation segment, offsetting lost business, lower volumes in our Commercial and Government segments, and the impact of the completion of the first tranche of the BenefitWallet Transfer.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three months ended March 31, 2024 increased, compared to the prior year period, primarily driven by the absence of a $17 million reversal of liabilities due to the settlement of the Cognizant matter in the prior year described in Note 16 – Contingencies and Litigation to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended March 31, 2024 increased, compared to the prior year period, driven by costs to transition away from a technology vendor.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2024 was substantially unchanged compared to the prior year period.

CNDT Q1 2024 Form 10-Q

Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended March 31,
(in millions)	2024	2023
Severance and related costs	$4	$20
Data center consolidation costs	1	2
Termination, insourcing and asset impairment costs	4	7
Total net current period charges	9	29
Consulting and other costs(1)	—	—
Restructuring and related costs	$9	$29
___________
(1)Represents professional support costs associated with certain strategic transformation programs.
Restructuring and related costs for the three months ended March 31, 2024 decreased compared to the prior year period. The decrease is primarily driven by severance and related costs related to the closure of one of our Commercial segment operations in Europe in the prior year period.
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three months ended March 31, 2024, compared to the prior year period, was substantially unchanged.
(Gain) Loss on Divestitures and Transaction Costs
The completion of the first tranche of the BenefitWallet Transfer in the first quarter of 2024 resulted in a gain of $164 million. Additionally, professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company are included in this financial statement line item for both years.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the three months ended March 31, 2023 primarily consisted of a $26 million reversal of reserves due to the settlement of the Cognizant matter.
Income Taxes
The effective tax rate for the three months ended March 31, 2024 was 21.9%, compared to 20.8% for the three months ended March 31, 2023. The March 31, 2024 rate approximates the U.S. statutory rate of 21% as incremental tax from geographic mix of income and state taxes was offset by tax benefit from valuation and audit settlement reserve releases. The effective tax rate for the three months ended March 31, 2023 also approximated the U.S. statutory rate.
Excluding the impact of the Benefit Wallet Transfer, restructuring costs, amortization of intangible assets, litigation reserve, audit settlement reserve release, valuation allowance and other discrete tax items, the normalized effective tax rate for the three months ended March 31, 2024 was 22.2%. The normalized effective tax rate for the three months ended March 31, 2023 was 35.0%, primarily due to excluding the impact of restructuring costs, litigation reserve releases, valuation allowance and certain discrete tax items. The normalized effective tax rate for the three months ended March 31, 2024 was lower than the three months ended March 31, 2023 rate due to the geographic mix of income.

CNDT Q1 2024 Form 10-Q

In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by approximately 30 countries. This alternative minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2024.
Operations Review of Segment Revenue and Profit
Our financial performance is based on Segment Profit/(Loss) and Segment Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the following three segments:
•Commercial;
•Government; and
•Transportation.
The BenefitWallet and the Curbside Management and Public Safety Solutions businesses are expected to be reclassified to Divestitures from our Commercial and Transportation segments, respectively, beginning in the second quarter of 2024.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.
Results of financial performance by segment were:

	Three Months Ended March 31,
(in millions)	Commercial	Government	Transportation	Unallocated Costs	Total
2024
Revenue	$483	$258	$180	$—	$921
Segment profit (loss)	$40	$42	$(3)	$(72)	$7
Segment depreciation and amortization	$30	$13	$11	$8	$62
Adjusted EBITDA	$70	$55	$8	$(64)	$69

% of Total Revenue	52.5%	28.0%	19.5%	—%	100.0%
Adjusted EBITDA Margin	14.5%	21.3%	4.4%	—%	7.5%

2023
Revenue	$508	$264	$150	$—	$922
Segment profit (loss)	$35	$73	$(8)	$(70)	$30
Segment depreciation and amortization	$30	$10	$11	$9	$60
Adjusted EBITDA	$65	$83	$3	$(61)	$90

% of Total Revenue	55.1%	28.6%	16.3%	—%	100.0%
Adjusted EBITDA Margin	12.8%	31.4%	2.0%	—%	9.8%

CNDT Q1 2024 Form 10-Q

(in millions)	Three Months Ended March 31,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2024	2023
Income (Loss) Before Income Taxes	$127	$(8)
Reconciling items:
Amortization of acquired intangible assets	1	2
Restructuring and related costs	9	29
Interest expense	27	27
(Gain) loss on divestitures and transaction costs	(161)	2
Litigation settlements (recoveries)	4	(21)
Loss on extinguishment of debt	2	—
Other (income) expenses, net	(2)	(1)
Segment Profit (Loss)	$7	$30
Segment depreciation and amortization (including contract inducements)	$62	$60
Adjusted EBITDA	$69	$90
Commercial Segment
Revenue
Commercial revenue for the three months ended March 31, 2024 declined compared to the prior year period, driven by lost business across the segment, the impact of the completion of the first tranche of the BenefitWallet portfolio transfer and lower volumes in certain industries of our client base, partially offset by new business ramp.
Segment Profit and Adjusted EBITDA
Commercial segment profit, adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2024 increased compared to the prior year period primarily driven by cost efficiencies, partially offset by the completion of the first tranche of the BenefitWallet Transfer.
Government Segment
Revenue
Government revenue for the three months ended March 31, 2024 decreased, compared to the prior year period, primarily driven by lost business and lower volumes, partially offset by the ramping of new business and a non-repeating item in the prior year.
Segment Profit and Adjusted EBITDA
Government segment profit, adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2024 decreased compared to the prior year period primarily due to the absence of a $17 million reversal of liabilities due to the settlement of the Cognizant matter in the prior year and revenue mix.
Transportation Segment
Revenue
Transportation revenue for the three months ended March 31, 2024 increased compared to the prior year period, primarily driven by the ramping of new business, including the State of Victoria contract, higher volumes and less impact from extended implementation timelines compared to the prior year.
Segment Profit and Adjusted EBITDA
Transportation segment profit, adjusted EBITDA and adjusted EBITDA margin for the three months ended March 31, 2024 increased primarily due to the impact of increased revenue and less impact from extended implementation timelines compared to the prior year, partially offset with costs to transition the non-retained portion of a Transit contract.

CNDT Q1 2024 Form 10-Q

Unallocated Costs
Unallocated Costs for the three months ended March 31, 2024 increased slightly compared to the prior year period primarily due to costs to transition away from a technology vendor.
Metrics
Metrics
We use metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We disclose these metrics to provide transparency in our performance trends. We present certain key metrics, including Signings and Net ARR Activity below.
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
For the three months ended March 31, 2024, the Company signed $99 million of new business ACV.
Signing information for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		2024 vs. 2023
($ in millions)	2024(3)	2023(3)	$ Change	% Change
New business ACV	$99	$125	$(26)	(21)%

New business TCV	$153	$244	$(91)	(37)%
Renewals TCV	417	390	27	7%
Total Signings	$570	$634	$(64)	(10)%

Annual recurring revenue signings(1)	$33	$61	$(28)	(46)%
Non-recurring revenue signings(2)	$71	$67	$4	6%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove Midas new business signings.

CNDT Q1 2024 Form 10-Q

The total new business pipeline at the end of March 31, 2024 and 2023 was $24.0 billion and $23.2 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
Net ARR Activity
Net ARR Activity is a metric is defined as Projected Annual Recurring Revenue for contracts signed in the prior 12 months, less the annualized impact of any client losses, contractual volume and price changes, and other known impacts for which the Company was notified in that same time period, which could positively or negatively impact results. The metric annualizes the net impact to revenue. Timing of revenue impact varies and may not be realized within the forward 12-month timeframe. The metric is for indicative purposes only. This metric excludes non-recurring revenue signings. This metric is not indicative of any specific 12-month timeframe.
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
March 31, 2024	$17
December 31, 2023	62
September 30, 2023	103
June 30, 2023	137
March 31, 2023	108
Capital Resources and Liquidity
As of March 31, 2024 and December 31, 2023, total cash and cash equivalents were $415 million and $498 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $2 million was used for letters of credit. The net amount available to be drawn upon under our revolving line of credit as of March 31, 2024, was $548 million.
As of March 31, 2024, our total principal debt outstanding was $1,131 million, of which $33 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2024	2023	Better (Worse)
Net cash provided by (used in) operating activities	$(37)	$(12)	$(25)
Net cash provided by (used in) investing activities	$143	$(22)	165
Net cash provided by (used in) financing activities	$(199)	$(19)	(180)
Operating activities
The net increase in cash used in operating activities of $25 million, compared to the prior year period, was primarily related to lower adjusted EBITDA, slightly higher accounts receivable days sales outstanding and lower days payable outstanding. These were partially offset by lower cash income tax payments. In the first quarter of 2024, we had net cash tax refunds of $22 million, primarily due to the receipt of the U.S. federal income tax refund related to tax year 2018.

CNDT Q1 2024 Form 10-Q

Investing activities
Investing cash flow increased by $165 million mainly due to $164 million of proceeds received for the first tranche of the BenefitWallet Transfer.
Financing activities
The increase in cash used in financing activities was mainly driven by the voluntary prepayment of $164 million of debt using the proceeds received for the first tranche of the BenefitWallet Transfer along, with the repurchase of $17 million of treasury stock.
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
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the three months ended March 31, 2024 and 2023 was $(8) million and $(13) million, respectively.
Material Cash Requirements from Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled $415 million as of March 31, 2024, along with cash generated by operations and amounts available for borrowing under its 2021 Revolving Credit Facility, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
At March 31, 2024, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on our material cash requirements.
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
There have been no significant changes during the three months ended March 31, 2024 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Changes
See Note 2 – Recent Accounting Pronouncements for information on accounting standards adopted during the current year, as well as recently issued accounting standards not yet required to be adopted and the expected impact of the adoption of these accounting standards.
Non-GAAP Financial Measures
We reported our financial results in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). In addition, within this Form 10-Q Part I Item 2 we have discussed our financial results using non-GAAP measures.

CNDT Q1 2024 Form 10-Q

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
Adjusted EBITDA and Adjusted EBITDA Margin
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
•Loss on extinguishment of debt. This represents write-off of debt issuance costs related to prepayments of debt.
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

CNDT Q1 2024 Form 10-Q

Recent market and economic events have not caused us to materially modify nor change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 18 – Financial Instruments in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.
During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 12 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended March 31, 2024
During the quarter ended March 31, 2024, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2024 was as follows:

CNDT Q1 2024 Form 10-Q

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
January 1-31, 2024	1,534,393	$3.59	1,534,393	$43
February 1-29, 2024	1,505,735	3.54	1,505,735	37
March 1-31, 2024	1,783,779	3.32	1,783,779	31
Total	4,823,907	$3.48	4,823,907	$31
(1) On May 16, 2023, the Board of Directors authorized a three year share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans.
(2) Average share price includes transaction commissions.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
None.
ITEM 5 — OTHER INFORMATION
10b5-1 Plans
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CNDT Q1 2024 Form 10-Q

ITEM 6 — EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.1	Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of September 18, 2023.		8-K	2.1	9/19/2023
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
10.1**	Form of Director and Officer Indemnification Agreement.		10-Q	10.1	11/1/2023
10.6(a)(i)**	Form of Restricted Stock Unit Award Agreement 2024 under the 2021 PIP	X
10.6(a)(ii)**	Form of Performance Stock Unit Award Agreement 2024 (Adjusted Revenue Growth) under the 2021 PIP.	X
10.6(a)(iii)**	Form of Performance Stock Unit Award Agreement 2024 (rTSR) under the 2021 PIP.	X
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
————————
*    Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
**    Indicates management contract or compensatory plan or arrangement.

CNDT Q1 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2024

CNDT Q1 2024 Form 10-Q