Form 10-Q
period 2024-06-30
CONDUENT Inc
filed 2024-08-07
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at July 31, 2024
Common Stock,	$0.01 par value	162,398,252

CNDT Q2 2024 Form 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q") and any exhibits to this Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” “aim,” “should,” “could,” “forecast,” “target,” “may,” "continue to," "endeavor," "if,” “growing,” “projected,” “potential,” “likely,” "see," "ahead," "further," "going forward," "on the horizon," "in the process of," and similar expressions (including the negative and plural forms of such words and phrases), as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, many of which are outside of our control, that could cause actual results to differ materially from those expected or implied by such forward-looking statements and could materially adversely affect our business, financial condition, results of operations, cash flows and liquidity.
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: risks related to pending dispositions, including the Company’s ability to realize the benefits anticipated from the sale of the Company’s Casualty Claims Solutions business to MedRisk, including as a result of a delay or failure to obtain certain required regulatory approvals or the failure of any other condition to the closing of the transaction such that the closing of the transaction is delayed or does not occur; unexpected costs, liabilities or delays in connection with the proposed transaction; the significant transaction costs associated with the proposed transaction; negative effects of the announcement, pendency or consummation of the transaction on the market price of our common stock or operating results, including as a result of changes in key customer, supplier, employee or other business relationships; the risk of litigation or regulatory actions; our inability to retain and hire key personnel; the risk that certain contractual restrictions contained in the definitive transaction agreement during the pendency of the proposed transaction could adversely affect our ability to pursue business opportunities or strategic transactions; risks related to recently completed dispositions including the transfer of the Company’s BenefitWallet’s HSA, MSA and flexible spending account portfolio (the “BenefitWallet Transfer”) and the sale of the Company’s Curbside Management and Public Safety Solutions businesses, including but not limited to the Company’s ability to realize the benefits anticipated from such transactions, unexpected costs, liabilities or delays in connection with such transactions, and the significant transaction costs associated with such transactions; government appropriations and termination rights contained in our government contracts; the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; risk and impact of geopolitical events and increasing geopolitical tensions (such as the wars in the Ukraine and Israel), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to divestitures and acquisitions; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2023 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K filed (or furnished) with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q2 2024 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

June 30, 2024

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q2 2024 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue	$828	$915	$1,749	$1,837

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	677	704	1,412	1,424
Selling, general and administrative (excluding depreciation and amortization)	115	118	231	229
Research and development (excluding depreciation and amortization)	1	1	3	3
Depreciation and amortization	51	57	113	118
Restructuring and related costs	8	13	17	42
Interest expense	19	27	46	54
(Gain) loss on divestitures and transaction costs, net	(347)	3	(508)	5
Litigation settlements (recoveries), net	1	(1)	5	(22)
Loss on extinguishment of debt	3	—	5	—
Other (income) expenses, net	—	—	(2)	(1)
Total Operating Costs and Expenses	528	922	1,322	1,852

Income (Loss) Before Income Taxes	300	(7)	427	(15)

Income tax expense (benefit)	84	—	112	(2)
Net Income (Loss)	$216	$(7)	$315	$(13)

Net Income (Loss) per Share:
Basic	$1.10	$(0.04)	$1.54	$(0.08)
Diluted	$1.07	$(0.04)	$1.51	$(0.08)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net Income (Loss)	$216	$(7)	$315	$(13)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(16)	4	(27)	21
Unrecognized gains (losses), net	(1)	—	(1)	1
Other Comprehensive Income (Loss), Net	(17)	4	(28)	22

Comprehensive Income (Loss), Net	$199	$(3)	$287	$9
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$300	$498
Accounts receivable, net	518	559
Assets held for sale	43	180
Contract assets	149	178
Other current assets	342	240
Total current assets	1,352	1,655
Land, buildings and equipment, net	179	197
Operating lease right-of-use assets	175	191
Intangible assets, net	15	32
Goodwill	637	651
Other long-term assets	422	436
Total Assets	$2,780	$3,162
Liabilities and Equity
Current portion of long-term debt	$33	$34
Accounts payable	136	174
Accrued compensation and benefits costs	171	183
Unearned income	95	91
Liabilities held for sale	22	58
Other current liabilities	362	328
Total current liabilities	819	868
Long-term debt	789	1,248
Deferred taxes	48	30
Operating lease liabilities	144	157
Other long-term liabilities	83	84
Total Liabilities	1,883	2,387

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(196)	(27)
Additional paid-in capital	3,947	3,938
Retained earnings (deficit)	(2,539)	(2,849)
Accumulated other comprehensive loss	(463)	(435)
Total Conduent Inc. Equity	751	629
Noncontrolling Interest	4	4
Total Equity	755	633
Total Liabilities and Equity	$2,780	$3,162

Shares of common stock issued and outstanding	163,779	211,509
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	56,942	8,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$315	$(13)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	113	118
Contract inducement amortization	1	2
Deferred income taxes	18	(14)
Amortization of debt financing costs	2	2
Loss on extinguishment of debt	5	—
(Gain) loss on divestitures and sales of fixed assets, net	(533)	—
Stock-based compensation	8	8
Changes in operating assets and liabilities:
Accounts receivable	7	50
Other current and long-term assets	(53)	(60)
Accounts payable and accrued compensation and benefits costs	(28)	(68)
Other current and long-term liabilities	(29)	(41)
Net change in income tax assets and liabilities	96	(6)
Net cash provided by (used in) operating activities	(78)	(22)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(31)	(20)
Cost of additions to internal use software	(15)	(22)
Proceeds from divestitures	599	—
Net cash provided by (used in) investing activities	553	(42)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	30	—
Payments on revolving credit facility	(30)	—
Payments on debt	(503)	(20)
Treasury stock purchases	(168)	(1)
Taxes paid for settlement of stock-based compensation	(5)	(6)
Dividends paid on preferred stock	(5)	(5)
Net cash provided by (used in) financing activities	(681)	(32)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	3
Increase (decrease) in cash, cash equivalents and restricted cash	(212)	(93)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	519	598
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$307	$505
 ___________
(1)Includes $7 million and $5 million of restricted cash as of June 30, 2024 and 2023, respectively, that were included in Other current assets on their respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at March 31, 2024	$2	$(44)	$3,941	$(2,752)	$(446)	$4	$705
Dividends - preferred stock, $20/share	—	—	—	(3)	—	—	(3)
Stock incentive plans, net	—	—	6	—	—	—	6
Treasury stock purchases	—	(152)	—		—	—	(152)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	216	—	—	216
Other comprehensive income (loss), net	—	—	—	—	(17)	—	(17)
Total Comprehensive Income (Loss), Net	—	—	—	216	(17)	—	199
Balance at June 30, 2024	$2	$(196)	$3,947	$(2,539)	$(463)	$4	$755

	Three Months Ended June 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at March 31, 2023	$2	$—	$3,926	$(2,551)	$(448)	$—	$929
Dividends - preferred stock, $20/share	—	—	—	(3)	—	—	(3)
Stock incentive plans, net	—	—	5	—	—	—	5
Treasury stock purchases	—	(1)	—	—	—	—	(1)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(7)	—	—	(7)
Other comprehensive income (loss), net	—	—	—	—	4	—	4
Total Comprehensive Income (Loss), Net	—	—	—	(7)	4	—	(3)
Balance at June 30, 2023	$2	$(1)	$3,931	$(2,561)	$(444)	$—	$927

	Six Months Ended June 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2023	$2	$(27)	$3,938	$(2,849)	$(435)	$4	$633
Dividends - preferred stock, $40/share	—	—	—	(5)	—	—	(5)
Stock incentive plans, net	—	—	9	—	—	—	9
Treasury stock purchases	—	(169)	—	—	—	—	(169)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	315	—	—	315
Other comprehensive income (loss), net	—	—	—	—	(28)	—	(28)
Total Comprehensive Income (Loss), Net	—	—	—	315	(28)	—	287
Balance at June 30, 2024	$2	$(196)	$3,947	$(2,539)	$(463)	$4	$755

	Six Months Ended June 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2022	$2	$—	$3,924	$(2,543)	$(466)	$—	$917
Dividends - preferred stock, $40/share	—	—	—	(5)	—	—	(5)
Stock incentive plans, net	—	—	7	—	—	—	7
Treasury stock purchases	—	(1)	—	—	—	—	(1)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(13)	—	—	(13)
Other comprehensive income (loss), net	—	—	—	—	22	—	22
Total Comprehensive Income (Loss), Net	—	—	—	(13)	22	—	9
Balance at June 30, 2023	$2	$(1)	$3,931	$(2,561)	$(444)	$—	$927

 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2024 Form 10-Q

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. As a global technology-led company, Conduent delivers digital business solutions and services to streamline and manage enterprise processes on behalf of commercial, government and transportation organizations – creating valuable outcomes for its clients and the millions of people who count on them. Conduent’s solutions combine innovative technology platforms with automation, artificial intelligence, process expertise and services that improve quality, efficiency and productivity. With a dedicated global team of approximately 55,000 associates, Conduent solutions span customer service, business administration and operations, healthcare administration and payment management. Across many industries and government agencies, Conduent reduces costs, improves end-user experiences and enables digital transformation for its global clients.
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
The Company has evaluated subsequent events through August 7, 2024, and no material subsequent events were identified.
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

CNDT Q2 2024 Form 10-Q

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
Note 3 – Revenue
Disaggregation of Revenue
During the second quarter of 2024, revenue for the BenefitWallet Portfolio (as defined in Note 5 – Divestitures and Assets/Liabilities Held for Sale) and the Curbside Management and Public Safety businesses were reclassified to the Divestitures segment from the Commercial and Transportation segments, respectively. All prior periods presented have been recast to reflect these changes. The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

CNDT Q2 2024 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Commercial:
Customer experience management	$128	$142	$279	$319
Business operations solutions	130	127	268	262
Healthcare claims and administration solutions	91	89	184	179
Human capital solutions	76	84	150	161
Total Commercial	425	442	881	921
Government:
Government healthcare solutions	137	151	290	294
Government services solutions	108	119	213	240
Total Government	245	270	503	534
Transportation:
Road usage charging & management solutions	60	81	127	156
Transit solutions	81	56	157	96
Commercial vehicles	—	2	1	4
Total Transportation	141	139	285	256
Divestitures	17	64	80	126
Total Consolidated Revenue	$828	$915	$1,749	$1,837

Timing of Revenue Recognition:
Point in time	$25	$24	$56	$51
Over time	803	891	1,693	1,786
Total Revenue	$828	$915	$1,749	$1,837

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
The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	June 30, 2024	December 31, 2023
Contract Assets (Unearned Income)
Current contract assets	$149	$178
Long-term contract assets(1)	7	12
Current unearned income	(95)	(91)
Long-term unearned income(2)	(57)	(55)
Net Contract Assets	$4	$44
Accounts receivable, net	$518	$559
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Revenues of $25 million and $69 million were recognized during the three and six months ended June 30, 2024, respectively, related to the Company's unearned income at December 31, 2023. Revenues of $13 million and $42 million were recognized during the three and six months ended June 30, 2023, respectively, related to the Company's unearned income at December 31, 2022.

CNDT Q2 2024 Form 10-Q

The Company had no material asset impairment charges related to contract assets for the three and six months ended June 30, 2024 or 2023.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2024 was approximately $1.5 billion. The Company expects to recognize approximately 65% of this revenue over the next two years and the remainder thereafter.
Note 4 – Segment Reporting
The Company's reportable segments correspond to how it organizes and manages the business, as defined by the Company's Chief Executive Officer, who is also the Company's Chief Operating Decision Maker (the "CODM"). The Company's segments involve the delivery of business process solutions on behalf of its clients to improve cost, performance, and end-user experiences.
As described in Note 5 – Divestitures and Assets/Liabilities Held for Sale, the Company transferred or sold certain businesses including (i) its BenefitWallet Portfolio and (ii) its Curbside Management and Public Safety Solutions businesses to third parties in the first half of 2024. Accordingly, the results of these disposed businesses, which had previously been reported in the Commercial segment and the Transportation segment, respectively, have been reclassified to the Divestitures segment. All prior periods presented have been recast to reflect these changes.
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
Transportation: The Transportation segment provides systems, support, and revenue-generating solutions, to government transportation agencies. The Company delivers mission-critical mobility and digital payment solutions for public transit and road usage charging that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers while reducing impact on the environment.
Divestitures includes the Company's BenefitWallet Portfolio for which the Company completed the transfer to a third party in the second quarter of 2024 and its Curbside Management and Public Safety Solutions businesses which it sold to a third party in the second quarter of 2024. Refer to Note 5 – Divestitures and Assets/Liabilities Held for Sale for additional information.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.

CNDT Q2 2024 Form 10-Q

Selected financial information for the Company's reportable segments was as follows:

	Three Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2024
Revenue	$425	$245	$141	$17	$—	$828
Segment profit (loss)	$17	$38	$(3)	$5	$(71)	$(14)

2023
Revenue	$442	$270	$139	$64	$—	$915
Segment profit (loss)	$22	$67	$3	$24	$(79)	$37

	Six Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2024
Revenue	$881	$503	$285	$80	$—	$1,749
Segment profit (loss)	$39	$80	$(9)	$26	$(143)	$(7)

2023
Revenue	$921	$534	$256	$126	$—	$1,837
Segment profit (loss)	$37	$140	$(6)	$45	$(149)	$67

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2024	2023	2024	2023
Income (Loss) Before Income Taxes	$300	$(7)	$427	$(15)
Reconciling items:
Amortization of acquired intangible assets	2	2	3	4
Restructuring and related costs	8	13	17	42
Interest expense	19	27	46	54
(Gain) loss on divestitures and transaction costs, net	(347)	3	(508)	5
Litigation settlements (recoveries), net	1	(1)	5	(22)
Loss on extinguishment of debt	3	—	5	—
Other (income) expenses, net	—	—	(2)	(1)
Segment Profit (Loss)	$(14)	$37	$(7)	$67
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.
Note 5 – Divestitures and Assets/Liabilities Held for Sale
The Company entered into various agreements to transfer or sell certain portfolios and businesses in 2023 and 2024. Each of these transactions is described below. As applicable, the assets and liabilities held for sale for each transaction are also presented below.
Transfer of BenefitWallet Portfolio
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "BenefitWallet Portfolio") to HealthEquity, Inc. ("HealthEquity") for an aggregate purchase price of $425 million (the "Purchase Price"), subject to customary purchase price adjustments. As of December 31, 2023, there were no asset or liability balances related to the BenefitWallet Portfolio that would require disclosure as assets and liabilities held for sale on the Company's Condensed Consolidated Balance Sheet.

CNDT Q2 2024 Form 10-Q

The BenefitWallet transfer closed in multiple tranches. The first tranche closed on March 7, 2024 with the Company receiving $164 million as the pro-rata share of the Purchase Price. On April 11, 2024, the second tranche closed and the Company received $85 million as the pro-rata share of the Purchase Price. The third and final tranche closed on May 14, 2024 and the Company received $176 million comprising the balance of the aggregate purchase price of $425 million. The Company recorded a gain on the transfer of $425 million less costs to sell of $13 million, which is recorded in Gain (loss) on divestitures and transaction costs, net. The Company recorded $101 million of income tax expense in connection with the BenefitWallet transfer.
The BenefitWallet Portfolio generated revenue and pre-tax profit, excluding unallocated costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$3	$30	$30	$59
Pre-tax profit, excluding unallocated costs	2	23	20	44
Divestiture of Curbside Management and Public Safety Solutions Businesses
In December 2023, the Company signed a definitive agreement to sell its Curbside Management and Public Safety Solutions businesses to Modaxo, a division of Constellation Software Inc., for $230 million (plus the assumption of certain indebtedness), subject to customary purchase price adjustments. The assets and liabilities of these businesses (collectively referred to as the "Curbside Disposal Group") were reclassified as held for sale and measured at the lower of carrying value or fair value less costs to sell.
On April 30, 2024, Conduent completed the sale of this business. The Company received $174 million of cash consideration, a $50 million non-interest bearing note payable to the Company on April 30, 2025, and other amounts receivable of $56 million related to: (i) the reimbursement for payments made by the Company related to finance lease liabilities and related costs; (ii) the reimbursement for the purchase of certain equipment made by the Company on the buyer's behalf; and (iii) customary closing date purchase price holdbacks related to net asset targets, all of which are payable in the fourth quarter of 2024. The sale is subject to customary purchase price adjustments expected to be settled in the fourth quarter of 2024. In the second quarter of 2024, the Company recorded a gain on the sale of $108 million less costs to sell of $4 million, which is recorded in Gain (loss) on divestitures and transaction costs. The Company recorded $30 million of income tax expense in connection with the divestiture.
The Curbside Disposal Group generated revenue and pre-tax profit, excluding unallocated costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$14	$34	$50	$67
Pre-tax profit, excluding unallocated costs	3	1	6	1
Divestiture of Casualty Claims Solutions Business
On May 3, 2024, the Company entered into a definitive agreement to sell the Company’s Casualty Claims Solutions business to MedRisk. The sale is for $240 million in cash and is subject to certain purchase price adjustments. The consummation of the transaction is subject to regulatory approval and the satisfaction or waiver of customary closing conditions and is expected to close during the third quarter of 2024. The assets and liabilities of these businesses (collectively referred to as the "Casualty Disposal Group") have been reclassified as held for sale and measured at the lower of carrying value or fair value less costs to sell.
The Casualty Disposal Group generated revenue and pre-tax profit, excluding unallocated costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$37	$36	$74	$74
Pre-tax profit, excluding unallocated costs	7	7	14	13

CNDT Q2 2024 Form 10-Q

Assets/Liabilities Held for Sale
As noted above, the BenefitWallet Portfolio did not have any associated assets and liabilities to disclose as held for sale in the Company's Condensed Consolidated Balance Sheet at December 31, 2023. The divestiture of the Company's Curbside Management and Public Safety Solutions businesses was announced in December 2023 and completed in the second quarter of 2024. Accordingly, the assets and liabilities of these businesses were disclosed as held for sale as of December 31, 2023 and removed as of June 30, 2024. The assets and liabilities of the Casualty Disposal Group are disclosed as held for sale as of June 30, 2024.
The following is a summary of the major categories of assets and liabilities that have been reclassified as held for sale for each of these transactions:

	Casualty Disposal Group	Curbside Disposal Group
(in millions)	June 30, 2024	December 31, 2023
Accounts Receivable, net	$27	$49
Other current assets	1	3
Land, building and equipment, net	—	52
Operating lease right-of-use assets	—	6
Intangible assets, net	14	—
Goodwill	—	35
Other long-term assets	1	35
Total Assets held for sale	$43	$180
Current portion of long-term debt	$—	$5
Accounts payable	14	11
Accrued compensation and benefits costs	3	2
Unearned income	—	4
Other current liabilities	4	9
Long-term debt	—	19
Operating lease liabilities	—	4
Other long-term liabilities	1	4
Total Liabilities held for sale	$22	$58
Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to exiting certain activities, downsizing its employee base, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use ("ROU") asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, and bringing certain technology functions in-house, which totaled $2 million and $2 million for the three months ended June 30, 2024 and 2023, respectively, and $3 million and $4 million for the six months ended June 30, 2024 and 2023, respectively. Management continues to evaluate the Company's businesses and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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

CNDT Q2 2024 Form 10-Q

A summary of the Company's restructuring program activity during the six months ended June 30, 2024 and 2023 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2023	$9	$1	$—	$10
Provision	7	8	2	17
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	7	8	2	17
Charges against reserve and currency	(11)	(7)	(2)	(20)
Accrued Balance at June 30, 2024	$5	$2	$—	$7

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2022	$10	$—	$—	$10
Provision	23	13	6	42
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	23	13	6	42
Charges against reserve and currency	(14)	(13)	(6)	(33)
Accrued Balance at June 30, 2023	$19	$—	$—	$19
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Commercial	$2	$3	$3	$23
Government	—	—	—	—
Transportation	—	—	1	—
Divestitures	—	—	—	—
Unallocated Costs(1)	6	10	13	19
Total Net Restructuring Charges	$8	$13	$17	$42
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

Note 7 – Debt
Long-term debt was as follows:

(in millions)	June 30, 2024	December 31, 2023
Term loan A due 2026	$232	$238
Term loan B due 2028	38	505
Senior notes due 2029	520	520
Revolving credit facility maturing 2026	—	—
Finance lease obligations	29	22
Other	14	15
Principal debt balance	833	1,300
Debt issuance costs and unamortized discounts	(11)	(18)
Less: current maturities	(33)	(34)
Total Long-term Debt	$789	$1,248

As of June 30, 2024, the Company had no outstanding borrowings under its revolving credit facility (the "Revolver"). Additionally, the Company utilized $3 million of the Revolver to issue letters of credit as of June 30, 2024. The net Revolver available to be drawn upon as of June 30, 2024 was $547 million.

CNDT Q2 2024 Form 10-Q

In March 2024, the Company utilized the proceeds from the closing of the first tranche of the BenefitWallet Transfer to voluntarily prepay $164 million of principal of the Senior Secured Term Loan B due 2028 ("Term Loan B") and wrote-off related debt issuance costs of $2 million which is included in Loss on extinguishment of debt in the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2024.
In April and May 2024, the Company voluntarily prepaid $300 million of principal of the Term Loan B and wrote-off related debt issuance costs of $3 million for the three months ended June 30, 2024, which is included in Loss on extinguishment of debt in the Condensed Consolidated Statements of Income (Loss).
At June 30, 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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
At June 30, 2024 and December 31, 2023, the Company had outstanding forward exchange contracts with gross notional values of $189 million and $148 million, respectively. At June 30, 2024, approximately 77% of these contracts mature within three months, 9% in three to six months, 11% in six to twelve months and 3% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.
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

CNDT Q2 2024 Form 10-Q

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases was Level 2.

(in millions)	June 30, 2024	December 31, 2023
Assets:
Foreign exchange contracts - forward	$—	$1
Total Assets	$—	$1
Liabilities:
Foreign exchange contracts - forward	$2	$—
Total Liabilities	$2	$—
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$789	$758	$1,248	$1,191
Liabilities held for sale	$22	$22	$58	$58
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
The Company recognized an expense related to its defined contribution plans of $2 million and $3 million for the three months ended June 30, 2024 and 2023, respectively, and $6 million and $6 million for the six months ended June 30, 2024 and 2023, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

CNDT Q2 2024 Form 10-Q

Note 11 – Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2023	$(441)	$2	$4	$(435)
Other comprehensive income (loss)	(27)	(1)	—	(28)
Balance at June 30, 2024	$(468)	$1	$4	$(463)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2022	$(472)	$1	$5	$(466)
Other comprehensive income (loss)	21	1	—	22
Balance at June 30, 2023	$(451)	$2	$5	$(444)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of June 30, 2024. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property (such as patents), environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of June 30, 2024, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

CNDT Q2 2024 Form 10-Q

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
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2024, the Company had $620 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients, and $166 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
Note 13 – Common Stock and Preferred Stock
Icahn Share Repurchase
On June 8, 2024, the Company entered into a purchase agreement (the "Purchase Agreement") with Carl C. Icahn and certain of his affiliates ("Icahn Parties") pursuant to which the Company agreed to purchase an aggregate of approximately 38 million shares of the Company’s common stock, at a price of $3.47 per share, the closing price on June 7, 2024, the last full trading day prior to the execution of the Purchase Agreement, for an aggregate purchase price of approximately $132 million. The purchase was completed and settled on June 10, 2024 and was funded through a combination of cash on hand and a drawdown under the Company’s Revolver.
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

CNDT Q2 2024 Form 10-Q

Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data in whole dollars and shares in thousands)	2024	2023	2024	2023
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$216	$(7)	$315	$(13)
Dividend - Preferred Stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$213	$(10)	$310	$(18)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$216	$(7)	$315	$(13)
Dividend - Preferred Stock	—	(3)	—	(5)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$216	$(10)	$315	$(18)

Weighted Average Common Shares Outstanding - Basic	194,539	218,394	201,159	218,396
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	2,149	—	1,672	—
8% Convertible Preferred Stock	5,393	—	5,393	—
Weighted Average Common Shares Outstanding - Diluted	202,081	218,394	208,224	218,396

Net Earnings (Loss) per Share:
Basic	$1.10	$(0.04)	$1.54	$(0.08)
Diluted	$1.07	$(0.04)	$1.51	$(0.08)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	11,916	12,985	11,277	12,985
Convertible preferred stock	—	5,393	—	5,393
Total Anti-Dilutive and Contingently Issuable Securities	11,916	18,378	11,277	18,378

CNDT Q2 2024 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	June 30, 2024	December 31, 2023
Other Current Assets
Prepaid expenses	$109	$70
Income taxes receivable	10	38
Value-added tax (VAT) receivable	8	8
Restricted cash	7	21
Net receivable from buyer of Curbside Management and Public Safety Solutions business	104	—
Other	104	103
Total Other Current Assets	$342	$240
Other Current Liabilities
Accrued liabilities to vendors	$159	$188
Litigation related accruals	9	6
Current operating lease liabilities	51	54
Restructuring liabilities	7	10
Income tax payable	74	1
Other taxes payable	18	19
Accrued interest	6	6
Other	38	44
Total Other Current Liabilities	$362	$328
Other Long-term Assets
Internal use software, net	$131	$143
Deferred contract costs, net	105	91
Product software, net	81	92
Deferred tax assets	22	21
Other	83	89
Total Other Long-term Assets	$422	$436
Other Long-term Liabilities
Income tax liabilities	1	6
Unearned income	57	55
Other	25	23
Total Other Long-term Liabilities	$83	$84

CNDT Q2 2024 Form 10-Q

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
Overview
We deliver digital business solutions and services to streamline and manage enterprise processes on behalf of commercial, government and transportation organizations – creating valuable outcomes for our clients and the millions of people who count on them. Our solutions combine innovative technology platforms with automation, artificial intelligence, process expertise and services that improve quality, efficiency and productivity. With a dedicated global team of approximately 55,000 associates, our solutions span customer service, business administration and operations, healthcare administration and payment management. Across many industries and government agencies, we reduce costs, improve end-user experiences and enable digital transformation for our global clients.
Headquartered in Florham Park, New Jersey, we have operations in 24 countries.
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
•Transportation – Our Transportation segment provides systems, support, and revenue-generating solutions, to government transportation agencies. We deliver mission-critical mobility and digital payment solutions for public transit and road usage charging that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers while reducing impact on the environment.

CNDT Q2 2024 Form 10-Q

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
During the second quarter of 2024 we have achieved the following:
•Completed the transfer of the BenefitWallet Portfolio, receiving the remaining $261 million of the $425 million total purchase price.
•Completed the sale of the Curbside Management and Public Safety Solutions businesses on April 30, 2024 with a purchase price of $230 million, $50 million of which is deferred to the second quarter of 2025.
•Announced the Casualty Claims Solutions divestiture on May 3, 2024, which is anticipated to close in the third quarter of 2024.
•Used the proceeds from the divested businesses to voluntarily prepay $300 million of the Term Loan B.
•Repurchased 43.3 million shares of common stock, including approximately 38 million shares of common stock purchased from the Icahn Parties pursuant to the Purchase Agreement. The aggregate purchase price for the repurchase from the Icahn Parties was approximately $132 million.
Financial Information and Analysis of Results of Operations

	Three Months Ended June 30,		2024 vs. 2023
(in millions)	2024	2023	$ Change	% Change
Revenue	$828	$915	$(87)	(10)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	677	704	(27)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	115	118	(3)	(3)%
Research and development (excluding depreciation and amortization)	1	1	—	—%
Depreciation and amortization	51	57	(6)	(11)%
Restructuring and related costs	8	13	(5)	(38)%
Interest expense	19	27	(8)	(30)%
(Gain) loss on divestitures and transaction costs, net	(347)	3	(350)	n/m
Litigation settlements (recoveries), net	1	(1)	2	(200)%
Loss on extinguishment of debt	3	—	3	n/m
Other (income) expenses, net	—	—	—	n/m
Total Operating Costs and Expenses	528	922	(394)

Income (Loss) Before Income Taxes	300	(7)	307
Income tax expense (benefit)	84	—	84
Net Income (Loss)	$216	$(7)	$223

CNDT Q2 2024 Form 10-Q

	Six Months Ended June 30,		2024 vs. 2023
(in millions)	2024	2023	$ Change	% Change
Revenue	$1,749	$1,837	$(88)	(5)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	1,412	1,424	(12)	(1)%
Selling, general and administrative (excluding depreciation and amortization)	231	229	2	1%
Research and development (excluding depreciation and amortization)	3	3	—	—%
Depreciation and amortization	113	118	(5)	(4)%
Restructuring and related costs	17	42	(25)	(60)%
Interest expense	46	54	(8)	(15)%
(Gain) loss on divestitures and transaction costs, net	(508)	5	(513)	n/m
Litigation settlements (recoveries), net	5	(22)	27	(123)%
Loss on extinguishment of debt	5	—	5	n/m
Other (income) expenses, net	(2)	(1)	(1)	n/m
Total Operating Costs and Expenses	1,322	1,852	(530)

Income (Loss) Before Income Taxes	427	(15)	442
Income tax expense (benefit)	112	(2)	114
Net Income (Loss)	$315	$(13)	$328
Revenue
Revenue for the three months ended June 30, 2024 decreased compared to the prior year period primarily due to the impact of the Benefit Wallet Transfer and the sale of The Curbside Management and Public Safety Solutions businesses. Lost business in all three segments contributed to the decrease and was partially offset by new business ramp, particularly in our Transportation segment.
Revenue for the six months ended June 30, 2024 decreased, compared to the prior year period, primarily due to the impact of the Benefit Wallet Transfer, the sale of the Curbside Management and Public Safety Solutions businesses and lost business in our Commercial and Government segments partially offset by new business ramp, including the State of Victoria contract, stronger volumes and improved operational execution in our Transportation segment.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three months ended June 30, 2024 decreased, compared to the prior year period, primarily due to the impact of the Benefit Wallet Transfer and the sale of the Curbside Management and Public Safety Solutions businesses.
Cost of services for the six months ended June 30, 2024 decreased slightly, compared to the prior year period, primarily driven by the impact of the Benefit Wallet Transfer and the sale of the Curbside Management and Public Safety Solutions businesses partially offset by the absence of a $17 million reversal of liabilities due to the settlement of the Cognizant matter in the prior year period described in Note 16 – Contingencies and Litigation to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended June 30, 2024 decreased, compared to the prior year period, primarily due to the impact of the sale of the Curbside Management and Public Safety Solutions businesses.
SG&A for the six months ended June 30, 2024 increased, compared to the prior year periods, driven by costs to transition away from a technology vendor, partially offset by the impact of the sale of the Curbside Management and Public Safety Solutions businesses.

CNDT Q2 2024 Form 10-Q

Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2024 decreased, compared to the prior year periods due to the impact of the sale of the Curbside Management and Public Safety Solutions businesses and lower capital investments, partially offset by the current year write-off of an abandoned internal use software asset in our Commercial segment.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Severance and related costs	$3	$3	$7	$23
Data center consolidation costs	2	2	3	4
Termination, insourcing and asset impairment costs	3	8	7	15
Restructuring and related costs	$8	$13	$17	$42
Restructuring and related costs for the six months ended June 30, 2024 decreased compared to the prior year period. The decrease is primarily driven by severance and related costs due to the closure of one of our Commercial segment operations in Europe in the prior year period.
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three and six months ended June 30, 2024 decreased, compared to the prior year periods primarily due to voluntary prepayments of the Term Loan B with proceeds from divestitures.
(Gain) Loss on Divestitures and Transaction Costs
The completion of the BenefitWallet Transfer resulted in a gain of $261 million and $425 million for the three and six months ended June 30, 2024, respectively. The completion of the sale of the Curbside Management and Public Safety businesses in the second quarter of 2024 resulted in a gain of $108 million for the three and six months ended June 30, 2024. Additionally, professional fees and other costs related to these consummated and certain other non-consummated transactions considered by the Company are included in this financial statement line item for all periods.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the six months ended June 30, 2023 primarily consisted of a $26 million reversal of reserves due to the settlement of the Cognizant matter.
Income Taxes
The effective tax rate for the three months ended June 30, 2024 was 28.2%, compared to (3.3)% for the three months ended June 30, 2023. The June 30, 2024 rate was higher than the U.S. statutory rate of 21%, primarily due to state and local taxes, geographic mix of income, and other nondeductible permanent differences, partially offset by tax benefit of valuation allowances released due to the gain from divestitures and tax credits.
The effective tax rate for the three months ended June 30, 2023 was lower than the U.S. statutory rate of 21% primarily due to the geographic mix of income, valuation allowances, and other non-deductible permanent differences, partially offset by tax credits.

CNDT Q2 2024 Form 10-Q

Excluding the impact of the gain from divestitures, restructuring costs, amortization of intangibles, valuation allowance release and other discrete tax adjustments, the normalized effective tax rate for the three months ended June 30, 2024 was 23.6%. The normalized effective tax rate for the three months ended June 30, 2023 was 42.2%, primarily due to excluding the impact of restructuring costs, amortization of intangible assets and other discrete tax adjustments. The normalized effective tax rate for the three months ended June 30, 2024 was lower than the rate for the three months ended June 30, 2023 due to the geographic mix of income.
The effective tax rate for the six months ended June 30, 2024 was 26.3%, compared to 9.2% for the six months ended June 30, 2023. The June 30, 2024 rate was higher than the U.S. statutory rate of 21%, primarily due to state and local taxes, geographic mix of income, and other nondeductible permanent differences, partially offset by tax benefit from valuation allowances and audit settlement reserve releases.
The effective tax rate for the six months ended June 30, 2023 was lower than the U.S. statutory rate of 21%, primarily due to the geographic mix of income, valuation allowances, and state and local taxes on pre-tax losses.
Excluding the impact of the gain from divestitures, restructuring costs, amortization of intangible assets, litigation reserve releases, audit settlement reserve release, valuation allowance and other discrete tax items, the normalized effective tax rate for the six months ended June 30, 2024 was 23.1%. The normalized effective tax rate for the six months ended June 30, 2023 was 40.5%, primarily due to excluding the impact of the amortization of intangible assets, restructuring costs and litigation reserve releases. The normalized effective tax rate for the six months ended June 30, 2024 was lower than the six months ended June 30, 2023 rate primarily due to the geographic mix of income.
In 2021, the Organization for Economic Cooperation and Development released model rules for a 15% global minimum tax, known as Pillar Two. This alternative minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company is continuing monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2024.
Operations Review of Segment Revenue and Profit
Our financial performance is based on Segment Profit (Loss) and Segment Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the following three segments:
•Commercial;
•Government; and
•Transportation.
Divestitures includes our BenefitWallet and Curbside Management and Public Safety Solutions businesses, which have been reclassified from our Commercial and Transportation segments, respectively.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.

CNDT Q2 2024 Form 10-Q

Results of financial performance by segment were:

	Three Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2024
Revenue	$425	$245	$141	$17	$—	$828
Segment profit (loss)	$17	$38	$(3)	$5	$(71)	$(14)
Segment depreciation and amortization	$24	$11	$6	$1	$7	$49
Adjusted EBITDA	$41	$49	$3	$6	$(64)	$35

% of Total Revenue	51.3%	29.6%	17.0%	2.1%	—%	100.0%
Adjusted EBITDA Margin	9.6%	20.0%	2.1%	35.3%	—%	4.2%

2023
Revenue	$442	$270	$139	$64	$—	$915
Segment profit (loss)	$22	$67	$3	$24	$(79)	$37
Segment depreciation and amortization	$25	$10	$6	$5	$10	$56
Adjusted EBITDA	$47	$77	$9	$29	$(69)	$93

% of Total Revenue	48.3%	29.5%	15.2%	7.0%	—%	100.0%
Adjusted EBITDA Margin	10.6%	28.5%	6.5%	45.3%	—%	10.2%

	Six Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2024
Revenue	$881	$503	$285	$80	$—	$1,749
Segment profit (loss)	$39	$80	$(9)	$26	$(143)	$(7)
Segment depreciation and amortization	$52	$24	$13	$8	$14	$111
Adjusted EBITDA	$91	$104	$4	$34	$(129)	$104

% of Total Revenue	50.3%	28.8%	16.3%	4.6%	—%	100.0%
Adjusted EBITDA Margin	10.3%	20.7%	1.4%	42.5%	—%	5.9%

2023
Revenue	$921	$534	$256	$126	$—	$1,837
Segment profit (loss)	$37	$140	$(6)	$45	$(149)	$67
Segment depreciation and amortization	$55	$20	$12	$10	$19	$116
Adjusted EBITDA	$92	$160	$6	$55	$(130)	$183

% of Total Revenue	50.1%	29.1%	13.9%	6.9%	—%	100.0%
Adjusted EBITDA Margin	10.0%	30.0%	2.3%	43.7%	—%	10.0%

CNDT Q2 2024 Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Segment Profit (Loss) Reconciliation to Pre-tax Income (Loss)	2024	2023	2024	2023
Income (Loss) Before Income Taxes	$300	$(7)	$427	$(15)
Reconciling items:
Amortization of acquired intangible assets	2	2	3	4
Restructuring and related costs	8	13	17	42
Interest expense	19	27	46	54
(Gain) loss on divestitures and transaction costs	(347)	3	(508)	5
Litigation settlements (recoveries)	1	(1)	5	(22)
Loss on extinguishment of debt	3	—	5	—
Other (income) expenses, net	—	—	(2)	(1)
Segment Profit (Loss)	$(14)	$37	$(7)	$67
Segment depreciation and amortization (including contract inducements)	49	56	$111	$116
Adjusted EBITDA	$35	$93	$104	$183
Commercial Segment
Revenue
Commercial revenue for the three and six months ended June 30, 2024 declined compared to the prior year periods, driven by lost business and lower volumes, partially offset by new business ramp.
Segment Profit and Adjusted EBITDA
Commercial segment profit and adjusted EBITDA for the three months ended June 30, 2024 decreased compared to the prior year period due to the impact of lost business and lower volumes, partially offset by new business ramp.
Commercial segment profit and adjusted EBITDA for the six months ended June 30, 2024 are substantially unchanged compared to the prior year period, with new business and cost efficiencies offsetting lost business and lower volumes. Commercial segment profit also benefited slightly from the impact of lower depreciation.
Government Segment
Revenue
Government revenue for the three and six months ended June 30, 2024 decreased, compared to the prior year periods, primarily driven by lost business and lower volumes, partially offset by the ramping of new business and a non-repeating item in the prior year period.
Segment Profit and Adjusted EBITDA
Government segment profit and adjusted EBITDA for the three and six months ended June 30, 2024 decreased compared to the prior year periods primarily due to lost business, lower volumes and the absence of a $17 million reversal of liabilities due to the settlement of the Cognizant matter in the prior year period and unfavorable revenue mix.
Transportation Segment
Revenue
Transportation revenue for the three and six months ended June 30, 2024 increased compared to the prior year periods, primarily driven by the ramping of new business, including the State of Victoria contract, higher volumes, improved operational performance and less impact from extended implementation timelines compared to the prior year period, partially offset by the non-retained portion of a Tolling contract.

CNDT Q2 2024 Form 10-Q

Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA for the three and six months ended June 30, 2024 decreased primarily due to the non-retained portion of a Tolling contract, partially offset by improved operational performance and less impact from extended implementation timelines compared to the prior year period.
Divestitures
Revenue, Segment Profit and Adjusted EBITDA
The decrease in revenue, segment profit and Adjusted EBITDA for the three and six months ended June 30, 2024 was due to the BenefitWallet portfolio and the Curbside Management and Public Safety businesses being included in the full three and six months of the prior year period whereas their results were only included until the date of their transfer and sale, respectively, in 2024.
Unallocated Costs
Unallocated Costs for the three and six months ended June 30, 2024 decreased compared to the prior year periods primarily due to lower technology costs and lower employee-related healthcare expenses.
Metrics
Metrics
We use metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We disclose these metrics to provide transparency in our performance trends. We present certain key metrics, including Signings and Net ARR Activity below. The metrics for all periods presented below have been recast to remove the activity related to the BenefitWallet Portfolio and the Curbside Management and Public Safety Solutions businesses.
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
For the three and six months ended June 30, 2024, the Company signed $142 million and $239 million of new business ACV, respectively.

CNDT Q2 2024 Form 10-Q

Signing information for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		2024 vs. 2023
($ in millions)	2024(3)	2023(3)	$ Change	% Change
New business ACV	$142	$205	$(63)	(31)%

New business TCV	$276	$1,345	$(1,069)	(79)%
Renewals TCV	330	601	(271)	(45)%
Total Signings	$606	$1,946	$(1,340)	(69)%

Annual recurring revenue signings(1)	$62	$108	$(46)	(43)%
Non-recurring revenue signings(2)	$109	$353	$(244)	(69)%

	Six Months Ended June 30,		2024 vs. 2023
($ in millions)	2024(3)	2023(3)	$ Change	% Change
New business ACV	$239	$328	$(89)	(27)%

New business TCV	$422	$1,582	$(1,160)	(73)%
Renewals TCV	732	981	(249)	(25)%
Total Signings	$1,154	$2,563	$(1,409)	(55)%

Annual recurring revenue signings(1)	$94	$167	$(73)	(44)%
Non-recurring revenue signings(2)	$180	$419	$(239)	(57)%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove Curbside Management and Public Safety new business signings.
The total new business pipeline at the end of June 30, 2024 and 2023 was $21.8 billion and $19.0 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
Net ARR Activity
Net ARR Activity is a metric that is defined as Projected Annual Recurring Revenue for contracts signed in the prior 12 months, less the annualized impact of any client losses, contractual volume and price changes, and other known impacts for which the Company was notified in that same time period, which could positively or negatively impact results. The metric annualizes the net impact to revenue. Timing of revenue impact varies and may not be realized within the forward 12-month timeframe. The metric is for indicative purposes only. This metric excludes non-recurring revenue signings. This metric is not indicative of any specific 12-month timeframe.
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
June 30, 2024	$(49)
March 31, 2024	10
December 31, 2023	53
September 30, 2023	91
June 30, 2023	141

CNDT Q2 2024 Form 10-Q

Capital Resources and Liquidity
As of June 30, 2024 and December 31, 2023, total cash and cash equivalents were $300 million and $498 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $3 million was used for letters of credit. The net amount available to be drawn upon under our revolving line of credit as of June 30, 2024, was $547 million.
As of June 30, 2024, our total principal debt outstanding was $833 million, of which $33 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2024	2023	Better (Worse)
Net cash provided by (used in) operating activities	$(78)	$(22)	$(56)
Net cash provided by (used in) investing activities	$553	$(42)	595
Net cash provided by (used in) financing activities	$(681)	$(32)	(649)
Operating activities
The net increase in cash used in operating activities of $56 million, compared to the prior year period, was primarily due to lower adjusted EBITDA, slightly higher accounts receivable days sales outstanding and lower days payable outstanding. These were partially offset by lower cash income tax and interest payments. We expect cash tax payments to increase significantly in the second half of 2024 resulting from payments on gains related to our divestitures.
Investing activities
Investing cash flow increased by $595 million mainly due to $599 million of proceeds received from the transfer of the BenefitWallet Portfolio and the sale of the Curbside Management and Public Safety Solutions businesses.
Financing activities
The increase in cash used in financing activities was primarily driven by the voluntary prepayment of $464 million of debt using the proceeds received for the transfer of the BenefitWallet Portfolio and the sale of the Curbside Management and Public Safety businesses as well as the repurchase of $168 million of treasury stock, including the $132 million purchased from the Icahn Parties.

CNDT Q2 2024 Form 10-Q

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
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the six months ended June 30, 2024 and 2023 was $(16) million and $(24) million, respectively.
Material Cash Requirements from Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled $300 million as of June 30, 2024, along with cash generated by operations and amounts available for borrowing under its 2021 Revolving Credit Facility, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
At June 30, 2024, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on our material cash requirements.
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
There have been no significant changes during the six months ended June 30, 2024 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

CNDT Q2 2024 Form 10-Q

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

CNDT Q2 2024 Form 10-Q

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended June 30, 2024
During the quarter ended June 30, 2024, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2024 was as follows:

CNDT Q2 2024 Form 10-Q

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
April 1-30, 2024	2,101,902	$3.18	2,101,902	$25
May 1-31, 2024	1,474,177	3.70	1,474,177	19
June 1-30, 2024	39,700,862	3.46	1,551,526	14
Total	43,276,941	$3.46	5,127,605	$14
(1) On May 16, 2023, the Board of Directors authorized a three year share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans.
(2) As disclosed in Note 13 – Common Stock and Preferred Stock, on June 8, 2024, the Company entered into a purchase agreement with the Icahn Parties pursuant to which the Company agreed to purchase an aggregate of approximately 38 million shares of the Company’s Common Stock, at a price of $3.47 per share, for an aggregate purchase price of approximately $132 million. The transaction closed on June 10, 2024.
(3) Average share price includes transaction commissions.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
None.
ITEM 5 — OTHER INFORMATION
10b5-1 Plans
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CNDT Q2 2024 Form 10-Q

ITEM 6 — EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.1	Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of September 18, 2023.		8-K	2.1	9/19/2023
2.2	First Amendment to Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of March 7, 2024.	X
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
10.1	Purchase Agreement dated June 8, 2024 among the Company and the Icahn Parties.		8-K	10.1	6/10/2024
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

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

CNDT Q2 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ STEPHEN WOOD
Stephen Wood Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2024

CNDT Q2 2024 Form 10-Q