Form 10-Q
period 2024-09-30
CONDUENT Inc
filed 2024-11-06
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at October 31, 2024
Common Stock,	$0.01 par value	159,889,601

CNDT Q3 2024 Form 10-Q

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: risks related to recently completed divestitures including the (i) transfer of the Company’s BenefitWallet’s health savings account, medical savings account and flexible spending account portfolio (the “BenefitWallet Transfer”), (ii) the sale of the Company’s Curbside Management and Public Safety Solutions businesses and (iii) the sale of the Company's Casualty Claims Solutions business, including but not limited to the Company’s ability to realize the benefits anticipated from such transactions, unexpected costs, liabilities or delays in connection with such transactions, and the significant transaction costs associated with such transactions; government appropriations and termination rights contained in our government contracts; the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; risk and impact of geopolitical events and increasing geopolitical tensions (such as the wars in the Ukraine and the Middle East), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to divestitures and acquisitions; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2023 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K filed (or furnished) with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q3 2024 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

September 30, 2024

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q3 2024 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue	$807	$932	$2,556	$2,769

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	656	724	2,068	2,148
Selling, general and administrative (excluding depreciation and amortization)	115	115	346	344
Research and development (excluding depreciation and amortization)	1	2	4	5
Depreciation and amortization	44	81	157	199
Restructuring and related costs	4	7	21	49
Interest expense	16	28	62	82
Goodwill impairment	—	287	—	287
(Gain) loss on divestitures and transaction costs, net	(188)	3	(696)	8
Litigation settlements (recoveries), net	1	—	6	(22)
Loss on extinguishment of debt	1	—	6	—
Other (income) expenses, net	(2)	(2)	(4)	(3)
Total Operating Costs and Expenses	648	1,245	1,970	3,097

Income (Loss) Before Income Taxes	159	(313)	586	(328)

Income tax expense (benefit)	36	(24)	148	(26)
Net Income (Loss)	$123	$(289)	$438	$(302)

Net Income (Loss) per Share:
Basic	$0.75	$(1.34)	$2.28	$(1.42)
Diluted	$0.72	$(1.34)	$2.22	$(1.42)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net Income (Loss)	$123	$(289)	$438	$(302)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	13	(18)	(14)	3
Unrecognized gains (losses), net	1	(1)	—	—
Other Comprehensive Income (Loss), Net	14	(19)	(14)	3

Comprehensive Income (Loss), Net	$137	$(308)	$424	$(299)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$393	$498
Accounts receivable, net	528	559
Assets held for sale	—	180
Contract assets	152	178
Other current assets	372	240
Total current assets	1,445	1,655
Land, buildings and equipment, net	174	197
Operating lease right-of-use assets	174	191
Intangible assets, net	15	32
Goodwill	642	651
Other long-term assets	391	436
Total Assets	$2,841	$3,162
Liabilities and Equity
Current portion of long-term debt	$26	$34
Accounts payable	133	174
Accrued compensation and benefits costs	193	183
Unearned income	115	91
Liabilities held for sale	—	58
Other current liabilities	360	328
Total current liabilities	827	868
Long-term debt	718	1,248
Deferred taxes	54	30
Operating lease liabilities	141	157
Other long-term liabilities	78	84
Total Liabilities	1,818	2,387

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(210)	(27)
Additional paid-in capital	3,952	3,938
Retained earnings (deficit)	(2,418)	(2,849)
Accumulated other comprehensive loss	(449)	(435)
Total Conduent Inc. Equity	877	629
Noncontrolling Interest	4	4
Total Equity	881	633
Total Liabilities and Equity	$2,841	$3,162

Shares of common stock issued and outstanding	159,890	211,509
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	60,868	8,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$438	$(302)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	157	199
Contract inducement amortization	2	3
Deferred income taxes	23	(23)
Goodwill impairment	—	287
Amortization of debt financing costs	3	3
Loss on extinguishment of debt	6	—
(Gain) loss on divestitures and sales of fixed assets, net	(727)	—
Stock-based compensation	14	13
Changes in operating assets and liabilities:
Accounts receivable	6	19
Other current and long-term assets	(86)	(115)
Accounts payable and accrued compensation and benefits costs	(17)	(55)
Other current and long-term liabilities	(12)	(36)
Net change in income tax assets and liabilities	102	(26)
Net cash provided by (used in) operating activities	(91)	(33)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(39)	(33)
Cost of additions to internal use software	(23)	(31)
Proceeds from divestitures	823	—
Net cash provided by (used in) investing activities	761	(64)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	80	—
Payments on revolving credit facility	(80)	—
Payments on debt	(587)	(30)
Treasury stock purchases	(182)	(7)
Taxes paid for settlement of stock-based compensation	(5)	(7)
Dividends paid on preferred stock	(7)	(7)
Contribution from noncontrolling interest	—	3
Net cash provided by (used in) financing activities	(781)	(48)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	2
Increase (decrease) in cash, cash equivalents and restricted cash	(115)	(143)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	519	598
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$404	$455
 ___________
(1)Includes $11 million and $4 million of restricted cash as of September 30, 2024 and 2023, respectively, that were included in Other current assets on the respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2024 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at June 30, 2024	$2	$(196)	$3,947	$(2,539)	$(463)	$4	$755
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	5	—	—	—	5
Treasury stock purchases	—	(14)	—		—	—	(14)
Contribution from noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	123	—	—	123
Other comprehensive income (loss), net	—	—	—	—	14	—	14
Total Comprehensive Income (Loss), Net	—	—	—	123	14	—	137
Balance at September 30, 2024	$2	$(210)	$3,952	$(2,418)	$(449)	$4	$881

	Three Months Ended September 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at June 30, 2023	$2	$(1)	$3,931	$(2,561)	$(444)	$—	$927
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	6	—	—	—	6
Treasury stock purchases	—	(6)	—	—	—	—	(6)
Contribution from noncontrolling interest	—	—	—	—	—	3	3
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(289)	—	—	(289)
Other comprehensive income (loss), net	—	—	—	—	(19)	—	(19)
Total Comprehensive Income (Loss), Net	—	—	—	(289)	(19)	—	(308)
Balance at September 30, 2023	$2	$(7)	$3,937	$(2,852)	$(463)	$3	$620

	Nine Months Ended September 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2023	$2	$(27)	$3,938	$(2,849)	$(435)	$4	$633
Dividends - preferred stock, $60/share	—	—	—	(7)	—	—	(7)
Stock incentive plans, net	—	—	14	—	—	—	14
Treasury stock purchases	—	(183)	—	—	—	—	(183)
Contribution from noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	438	—	—	438
Other comprehensive income (loss), net	—	—	—	—	(14)	—	(14)
Total Comprehensive Income (Loss), Net	—	—	—	438	(14)	—	424
Balance at September 30, 2024	$2	$(210)	$3,952	$(2,418)	$(449)	$4	$881

	Nine Months Ended September 30, 2023
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2022	$2	$—	$3,924	$(2,543)	$(466)	$—	$917
Dividends - preferred stock, $60/share	—	—	—	(7)	—	—	(7)
Stock incentive plans, net	—	—	13	—	—	—	13
Treasury stock purchases	—	(7)	—	—	—	—	(7)
Contribution from noncontrolling interest	—	—	—	—	—	3	3
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(302)	—	—	(302)
Other comprehensive income (loss), net	—	—	—	—	3	—	3
Total Comprehensive Income (Loss), Net	—	—	—	(302)	3	—	(299)
Balance at September 30, 2023	$2	$(7)	$3,937	$(2,852)	$(463)	$3	$620
 ___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2024 Form 10-Q

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. Conduent delivers digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for its clients and the millions of people who count on them. The Company leverages cloud computing, artificial intelligence, machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 55,000 associates, process expertise and advanced technologies, Conduent’s solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
In the first quarter of 2023, the Company identified an error and recorded an out-of-period adjustment to correct the recognition of revenue on a Government segment contract that originated in 2020 and impacted all quarterly periods through December 31, 2022. This adjustment resulted in a reduction to revenue and income (loss) before income taxes of $7 million and a corresponding decrease to accounts receivable of $1 million and an increase to other current liabilities of $6 million in the first quarter of 2023. The Company evaluated the impact of the out-of-period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and the adjustment was not material to the year ending December 31, 2023.
The Company has evaluated subsequent events through November 6, 2024, and no material subsequent events were identified.
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
During 2024, there have been no changes to the Company's significant accounting policies as described therein.

CNDT Q3 2024 Form 10-Q

Note 2 – Recent Accounting Pronouncements
New Accounting Standards Adopted
The Company has not adopted any new accounting standards in 2024 that had a material impact on its Consolidated Financial Statements.
New Accounting Standards To Be Adopted
Segment Reporting: In November 2023, the Financial Accounting Standards Board ("FASB") issued final guidance that expands reportable segment disclosures, particularly incremental segment expense disclosures. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is not early adopting this guidance. The Company has gathered the data required to be disclosed upon adoption. As the guidance is disclosure-related, adoption will not have any impact on the Company's Condensed Consolidated Financial Statements.
Income Taxes: In December 2023, the FASB issued final guidance designed to improve income tax disclosures, particularly disclosures around business entities' income tax rate reconciliation and income taxes paid. The guidance requires consistent categories and greater disaggregation of information in the reconciliation of an entity's statutory tax rate to its effective tax rate and information about income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is not early adopting this guidance. The Company is currently in the process of gathering the data required to be disclosed upon adoption. As the guidance is disclosure-related, adoption will not have any impact on the Company's Condensed Consolidated Financial Statements.
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued final guidance designed to enhance financial reporting by requiring public business entities to disclose additional details regarding specific expense categories in the notes to the financial statements for both interim and annual periods. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is not early adopting this guidance. The Company is currently evaluating the impact this guidance will have on its disclosures.
Note 3 – Revenue
Disaggregation of Revenue
During the second quarter of 2024, revenue from the BenefitWallet Portfolio and the Curbside Management and Public Safety businesses were reclassified to the Divestitures segment from the Commercial and Transportation segments, respectively. In addition, during the third quarter of 2024, revenue from the Casualty Claims Solutions business was reclassified to the Divestitures segment from the Commercial segment. All prior periods presented have been recast to reflect these changes. The following table provides information about disaggregated revenue by major service offering, the timing of revenue recognition and a reconciliation of the disaggregated revenue by reportable segment. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments and Note 5 – Divestitures and Assets/Liabilities Held for Sale for additional information on the Company's divestitures.

CNDT Q3 2024 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Commercial:
Customer experience management	$126	$144	$405	$463
Business operations solutions	131	126	400	388
Healthcare claims and administration solutions	53	49	162	155
Human capital solutions	75	78	225	239
Total Commercial	385	397	1,192	1,245
Government:
Government healthcare solutions	137	159	427	453
Government services solutions	118	131	331	371
Total Government	255	290	758	824
Transportation:
Road usage charging & management solutions	58	81	185	237
Transit solutions	83	61	240	157
Commercial vehicles	—	2	1	6
Total Transportation	141	144	426	400
Divestitures	26	101	180	300
Total Consolidated Revenue	$807	$932	$2,556	$2,769

Timing of Revenue Recognition:
Point in time	$24	$25	$80	$76
Over time	783	907	2,476	2,693
Total Revenue	$807	$932	$2,556	$2,769

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
The following table provides information about the balances of the Company's contract assets, unearned income and receivables from contracts with customers:

(in millions)	September 30, 2024	December 31, 2023
Contract Assets (Liabilities)
Current contract assets	$152	$178
Long-term contract assets(1)	4	12
Current unearned income	(115)	(91)
Long-term unearned income(2)	(53)	(55)
Net Contract Assets (Liabilities)	$(12)	$44
Accounts receivable, net	$528	$559
__________
(1)Presented in Other long-term assets in the Condensed Consolidated Balance Sheets.
(2)Presented in Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Revenues of $12 million and $81 million were recognized during the three and nine months ended September 30, 2024, respectively, related to the Company's unearned income at December 31, 2023. Revenues of $8 million and $50 million were recognized during the three and nine months ended September 30, 2023, respectively, related to the Company's unearned income at December 31, 2022.

CNDT Q3 2024 Form 10-Q

The Company had no material asset impairment charges related to contract assets for the three and nine months ended September 30, 2024 or 2023.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2024 was approximately $1.5 billion. The Company expects to recognize approximately 70% of this revenue over the next two years and the remainder thereafter.
Note 4 – Segment Reporting
The Company's reportable segments correspond to how it organizes and manages the business, as defined by the Company's Chief Executive Officer, who is also the Company's Chief Operating Decision Maker (the "CODM"). The Company's segments involve the delivery of business process solutions on behalf of its clients to improve cost, performance, and end-user experiences.
As described in Note 5 – Divestitures and Assets/Liabilities Held for Sale, the Company transferred or sold certain businesses to third parties in 2024 including (i) the BenefitWallet Portfolio, (ii) the Curbside Management and Public Safety Solutions businesses, and (iii) the Casualty Claims Solutions business. Accordingly, the results of these divested businesses, previously reported within the Commercial and Transportation segments, have been reclassified to the Divestitures segment. All prior periods presented have been recast to reflect these changes.
The Company's financial performance is based on Segment Profit (Loss) for its three reportable segments (Commercial, Government and Transportation), Divestitures and Unallocated Costs. Additionally, the Company's CODM does not evaluate operating segments using discrete asset information as a significant portion of the assets is managed at the total Company level.
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
Government: The Government segment provides government-centric business process services to U.S. federal, state and local government agencies and foreign governments for public assistance, healthcare programs and administration, transaction processing and payment services. The solutions in this segment help governments provide constituents access to and delivery of benefits, respond to changing rules for eligibility and keep pace with increasing citizen expectations.
Transportation: The Transportation segment provides systems, support, and revenue-generating solutions to government transportation agencies. The Company delivers mission-critical mobility and digital payment solutions for public transit and road usage charging that streamline operations, increase revenue and reduce congestion while creating safe, seamless travel experiences for consumers while reducing impact on the environment.
Divestitures includes the Company's BenefitWallet Portfolio, the transfer of which was completed in the second quarter of 2024, its Curbside Management and Public Safety Solutions businesses which it sold in the second quarter of 2024, and its Casualty Claims business, which it sold in the third quarter of 2024. Refer to Note 5 – Divestitures and Assets/Liabilities Held for Sale for additional information.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.

CNDT Q3 2024 Form 10-Q

Selected financial information for the Company's segments was as follows:

	Three Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2024
Revenue	$385	$255	$141	$26	$—	$807
Segment profit (loss)	$15	$50	$(6)	$3	$(70)	$(8)

2023
Revenue	$397	$290	$144	$101	$—	$932
Segment profit (loss)	$(19)	$84	$(5)	$26	$(75)	$11

	Nine Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2024
Revenue	$1,192	$758	$426	$180	$—	$2,556
Segment profit (loss)	$48	$130	$(15)	$35	$(213)	$(15)

2023
Revenue	$1,245	$824	$400	$300	$—	$2,769
Segment profit (loss)	$13	$224	$(11)	$76	$(224)	$78

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes	2024	2023	2024	2023
Income (Loss) Before Income Taxes	$159	$(313)	$586	$(328)
Reconciling items:
Amortization of acquired intangible assets	1	1	4	5
Restructuring and related costs	4	7	21	49
Interest expense	16	28	62	82
Goodwill impairment	—	287	—	287
(Gain) loss on divestitures and transaction costs, net	(188)	3	(696)	8
Litigation settlements (recoveries), net	1	—	6	(22)
Loss on extinguishment of debt	1	—	6	—
Other (income) expenses, net	(2)	(2)	(4)	(3)
Segment Profit (Loss)	$(8)	$11	$(15)	$78
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

CNDT Q3 2024 Form 10-Q

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
The BenefitWallet Portfolio generated revenue and pre-tax profit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$—	$30	$30	$89
Pre-tax profit	—	22	20	67
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
On April 30, 2024, Conduent completed the sale of this business. The Company received $174 million of cash consideration, a $50 million non-interest bearing note payable to the Company due on April 30, 2025, and other amounts receivable of $56 million related to: (i) the reimbursement for payments made by the Company related to finance lease liabilities and related costs; (ii) the reimbursement for the purchase of certain equipment made by the Company on the buyer's behalf; and (iii) customary closing date purchase price holdbacks related to net asset targets, all of which are payable in the fourth quarter of 2024. The sale is subject to customary purchase price adjustments expected to be settled in the fourth quarter of 2024. In the second quarter of 2024, the Company recorded a gain on the sale of $108 million less costs to sell of $4 million, which is recorded in Gain (loss) on divestitures and transaction costs. The Company recorded $30 million of income tax expense in connection with the divestiture.
The Curbside Disposal Group generated revenue and pre-tax profit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$—	$34	$50	$101
Pre-tax profit	—	2	6	3
Divestiture of Casualty Claims Solutions Business
On May 3, 2024, the Company entered into a definitive agreement to sell the Company’s Casualty Claims Solutions business (collectively referred to as the "Casualty Disposal Group") to MedRisk. On September 1, 2024, the sale was completed and MedRisk paid Conduent $224 million of cash consideration, subject to certain post-closing adjustments. These adjustments are expected to be finalized in the first quarter of 2025 and are not expected to be material.
In the third quarter of 2024, the Company recorded a gain on the sale of $195 million less costs to sell of $7 million, which is recorded in Gain (loss) on divestitures and transaction costs. Additionally, the Company recorded $35 million of income tax expense related to the divestiture.
The Casualty Disposal Group generated revenue and pre-tax profit as follows:

CNDT Q3 2024 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$26	$38	$100	$111
Pre-tax profit	3	2	6	5
Assets/Liabilities Held for Sale
As noted above, the BenefitWallet Portfolio did not have any associated assets and liabilities to disclose as held for sale in the Company's Condensed Consolidated Balance Sheet at December 31, 2023. The divestiture of the Curbside Disposal Group was announced in December 2023 and completed in the second quarter of 2024. Accordingly, the assets and liabilities of these businesses were disclosed as held for sale as of December 31, 2023.
In the second quarter of 2024, the assets and liabilities of the Casualty Disposal Group were disclosed as held for sale as of June 30, 2024. Since the sale of the Casualty Disposal Group was completed during the third quarter of 2024, no associated assets or liabilities are reported as held for sale as of September 30, 2024.
The following is a summary of the major categories of assets and liabilities that have been reclassified as held for sale for the Curbside Disposal Group:

(in millions)	December 31, 2023
Accounts Receivable, net	$49
Other current assets	3
Land, building and equipment, net	52
Operating lease right-of-use assets	6
Intangible assets, net	—
Goodwill	35
Other long-term assets	35
Total Assets held for sale	$180
Current portion of long-term debt	$5
Accounts payable	11
Accrued compensation and benefits costs	2
Unearned income	4
Other current liabilities	9
Long-term debt	19
Operating lease liabilities	4
Other long-term liabilities	4
Total Liabilities held for sale	$58
Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to exiting certain activities, downsizing its employee base, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use ("ROU") asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers and bringing certain technology functions in-house, which totaled $1 million and $3 million for the three months ended September 30, 2024 and 2023, respectively, and $4 million and $7 million for the nine months ended September 30, 2024 and 2023, respectively. Management continues to evaluate the Company's businesses and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.

CNDT Q3 2024 Form 10-Q

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
A summary of the Company's restructuring program activity during the nine months ended September 30, 2024 and 2023 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2023	$9	$1	$—	$10
Provision	9	10	2	21
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	9	10	2	21
Charges against reserve and currency	(15)	(11)	(2)	(28)
Accrued Balance at September 30, 2024	$3	$—	$—	$3

(in millions)	Severance and Related Costs	Termination and Other Costs	Asset Impairments	Total
Accrued Balance at December 31, 2022	$10	$—	$—	$10
Provision	25	18	7	50
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	24	18	7	49
Charges against reserve and currency	(24)	(17)	(7)	(48)
Accrued Balance at September 30, 2023	$10	$1	$—	$11
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by reportable and non-reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Commercial	$1	$2	$4	$25
Government	—	—	—	—
Transportation	—	—	1	—
Divestitures	—	—	—	—
Unallocated Costs(1)	3	5	16	24
Total Net Restructuring Charges	$4	$7	$21	$49
__________
(1)Represents costs related to the consolidation of the Company's data centers, operating lease ROU assets impairment, termination and other costs not allocated to the segments.

CNDT Q3 2024 Form 10-Q

Note 7 – Debt
Long-term debt was as follows:

(in millions)	September 30, 2024	December 31, 2023
Term loan A due 2026	$191	$238
Term loan B due 2028	—	505
Senior notes due 2029	520	520
Finance lease obligations	29	22
Other	13	15
Principal debt balance	753	1,300
Debt issuance costs and unamortized discounts	(9)	(18)
Less: current maturities	(26)	(34)
Total Long-term Debt	$718	$1,248

As of September 30, 2024, the Company had no outstanding borrowings under its $550 million revolving credit facility (the "Revolver"). Additionally, the Company utilized $11 million of the Revolver to issue letters of credit as of September 30, 2024. The net Revolver available to be drawn upon as of September 30, 2024 was $539 million.
In March 2024, the Company utilized the proceeds from the closing of the first tranche of the BenefitWallet Transfer to voluntarily prepay $164 million of principal of the Senior Secured Term Loan B due 2028 ("Term Loan B").
In April and May 2024, the Company voluntarily prepaid $300 million of principal of the Term Loan B.
In September 2024, the Company voluntarily prepaid (i) the entire remaining outstanding balance of the Term Loan B in an amount equal to $38 million and (ii) $37 million of the Senior Secured Term Loan A due 2026 ("Term Loan A").
In connection with these voluntary prepayments, the Company wrote-off related debt issuance costs of $1 million and $6 million for the three and nine months ended September 30, 2024, respectively, which is included in Loss on extinguishment of debt in the Condensed Consolidated Statements of Income (Loss).
At September 30, 2024, the Company was in compliance with all debt covenants related to the borrowings in the table above.

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
At September 30, 2024 and December 31, 2023, the Company had outstanding forward exchange contracts with gross notional values of $181 million and $148 million, respectively. At September 30, 2024, approximately 76% of these contracts mature within three months, 9% in three to six months, 11% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's balance sheet, income statement or cash flows for the periods presented.
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

CNDT Q3 2024 Form 10-Q

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

(in millions)	September 30, 2024	December 31, 2023
Assets:
Foreign exchange contracts - forward	$1	$1
Total Assets	$1	$1
Liabilities:
Foreign exchange contracts - forward	$—	$—
Total Liabilities	$—	$—
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$718	$697	$1,248	$1,191
Liabilities held for sale	$—	$—	$58	$58
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
The Company recognized an expense related to its defined contribution plans of $2 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $8 million and $8 million for the nine months ended September 30, 2024 and 2023, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

CNDT Q3 2024 Form 10-Q

Note 11 – Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2023	$(441)	$2	$4	$(435)
Other comprehensive income (loss)	(14)	—	—	(14)
Balance at September 30, 2024	$(455)	$2	$4	$(449)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2022	$(472)	$1	$5	$(466)
Other comprehensive income (loss)	3	—	—	3
Balance at September 30, 2023	$(469)	$1	$5	$(463)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of September 30, 2024. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matter could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property (such as patents), environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of September 30, 2024, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

CNDT Q3 2024 Form 10-Q

Litigation Against the Company
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs Skyview Capital LLC and Continuum Global Solutions LLC (collectively "Skyview") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Conduent Business Services, LLC, a wholly-owned subsidiary of the Company ("CBS"). The lawsuit relates to the sale of a portion of CBS's select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million in principal amount of promissory notes from plaintiffs (the "Notes"). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of covenant; and fraud. Plaintiffs alleged that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs sought a judgment that they have no obligation to pay the Notes. On August 20, 2020, CBS filed counterclaims against Skyview seeking the outstanding balance on the Notes, the amounts owed for operating certain Jamaica-based call centers on plaintiffs' behalf pending closing (the "Jamaica Deferred Closing"), other transition services agreement ("TSA") and TSA amendments, and late rent payment obligations. CBS also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Fact and expert discovery have concluded and the parties filed summary judgment motions on July 24, 2023. On December 5, 2023, the court heard oral argument on the parties’ cross-motions for summary judgment, and rendered its decision on December 8, 2023, finding there are certain material issues of fact that require trial, and also entering partial summary judgment for each side. On January 5, 2024, CBS filed its notice of appeal of the portion of the ruling that did not grant its motion for summary judgment in its entirety and that granted certain limited relief in favor of plaintiffs. On January 23, 2024, Skyview filed its own notice of appeal, challenging the decision granting a portion of CBS’s counterclaims. Under the present schedule, the parties' appeals will be fully briefed as of November 8, 2024. Oral argument has not yet been scheduled.
In July 2024, Skyview informed CBS of its intention to sell a portion of its call center business. The parties reached an agreement on August 8, 2024, under which, contemporaneously with the closing of such a transaction, Skyview will pay the outstanding principal plus interest due on the outstanding Notes, fully discharging Skyview's obligations under the Notes, and will pay certain of CBS's litigation costs.
On September 24, 2024, Skyview and the buyer, Everise, announced a signed and binding asset purchase agreement. Following regulatory review, the transaction is expected to close in the fourth quarter of 2024, at which point Skyview will pay CBS the outstanding principal and interest due on the Notes. Skyview will then withdraw its arguments in the litigation regarding its purported right to set-off amounts due under the Notes, though Skyview's claims for alleged fraud, breach of covenant, and breach of representation and warranty otherwise will be unaffected. In addition, CBS will dismiss its two counterclaims related to the Notes. CBS's remaining counterclaims related to the Jamaica Deferred Closing, the TSAs and rent payment obligations will be unaffected.
CBS continues to deny all of plaintiffs' allegations, believes that it has strong defenses to all of plaintiffs’ claims, and will continue to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimates of the possible outcome or loss, if any, in excess of currently recorded reserves.
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2024, the Company had $614 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients, and $177 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.

CNDT Q3 2024 Form 10-Q

Note 13 – Common Stock and Preferred Stock
Icahn Share Repurchase
On June 8, 2024, the Company entered into a purchase agreement (the "Purchase Agreement") with Carl C. Icahn and certain of his affiliates ("Icahn Parties") pursuant to which the Company agreed to purchase an aggregate of approximately 38 million shares of the Company’s common stock, at a price of $3.47 per share, the closing price on June 7, 2024, the last full trading day prior to the execution of the Purchase Agreement, for an aggregate purchase price of approximately $132 million. The purchase was completed and settled on June 10, 2024, and was funded through a combination of cash on hand and a drawdown under the Company’s Revolver, which has since been repaid.
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
Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data in whole dollars and shares in thousands)	2024	2023	2024	2023
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$123	$(289)	$438	$(302)
Dividend - Preferred Stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$121	$(291)	$431	$(309)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$123	$(289)	$438	$(302)
Dividend - Preferred Stock	—	(2)	—	(7)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$123	$(291)	$438	$(309)

Weighted Average Common Shares Outstanding - Basic	161,684	217,348	189,107	217,992
Common Shares Issuable With Respect To:
Restricted Stock And Performance Units / Shares	4,077	—	2,473	—
8% Convertible Preferred Stock	5,393	—	5,393	—
Weighted Average Common Shares Outstanding - Diluted	171,154	217,348	196,973	217,992

Net Earnings (Loss) per Share:
Basic	$0.75	$(1.34)	$2.28	$(1.42)
Diluted	$0.72	$(1.34)	$2.22	$(1.42)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	10,288	12,297	10,329	12,297
Convertible preferred stock	—	5,393	—	5,393
Total Anti-Dilutive and Contingently Issuable Securities	10,288	17,690	10,329	17,690

CNDT Q3 2024 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	September 30, 2024	December 31, 2023
Other Current Assets
Prepaid expenses	$106	$70
Income taxes receivable	8	38
Value-added tax (VAT) receivable	7	8
Restricted cash	11	21
Net receivables from buyers of divested businesses	128	—
Other	112	103
Total Other Current Assets	$372	$240
Other Current Liabilities
Accrued liabilities to vendors	$146	$188
Litigation related accruals	12	6
Current operating lease liabilities	52	54
Restructuring liabilities	3	10
Income tax payable	75	1
Other taxes payable	16	19
Accrued interest	13	6
Other	43	44
Total Other Current Liabilities	$360	$328
Other Long-term Assets
Internal use software, net	$110	$143
Deferred contract costs, net	120	91
Product software, net	76	92
Deferred tax assets	22	21
Other	63	89
Total Other Long-term Assets	$391	$436
Other Long-term Liabilities
Income tax liabilities	1	6
Unearned income	53	55
Other	24	23
Total Other Long-term Liabilities	$78	$84

CNDT Q3 2024 Form 10-Q

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

CNDT Q3 2024 Form 10-Q

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
During the third quarter of 2024 we achieved the following:
•Completed the sale of the Casualty Claims Solutions business on September 1, 2024 and received $224 million of cash consideration.
•Used the proceeds from the divested businesses to voluntarily prepay the entire remaining outstanding balance of $38 million of the Term Loan B and voluntarily prepaid $37 million of the Term Loan A.
•Repurchased 3.9 million shares of common stock during the quarter as part of the previously approved $75 million share repurchase program, which has now been completed.
•Appointed a new Group President of the Commercial segment and a new Head of Government Solutions.
Financial Information and Analysis of Results of Operations

	Three Months Ended September 30,		2024 vs. 2023
(in millions)	2024	2023	$ Change	% Change
Revenue	$807	$932	$(125)	(13)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	656	724	(68)	(9)%
Selling, general and administrative (excluding depreciation and amortization)	115	115	—	—%
Research and development (excluding depreciation and amortization)	1	2	(1)	(50)%
Depreciation and amortization	44	81	(37)	(46)%
Restructuring and related costs	4	7	(3)	(43)%
Interest expense	16	28	(12)	(43)%
Goodwill impairment	—	287	(287)	n/m
(Gain) loss on divestitures and transaction costs, net	(188)	3	(191)	n/m
Litigation settlements (recoveries), net	1	—	1	n/m
Loss on extinguishment of debt	1	—	1	n/m
Other (income) expenses, net	(2)	(2)	—	—%
Total Operating Costs and Expenses	648	1,245	(597)

Income (Loss) Before Income Taxes	159	(313)	472
Income tax expense (benefit)	36	(24)	60
Net Income (Loss)	$123	$(289)	$412

CNDT Q3 2024 Form 10-Q

	Nine Months Ended September 30,		2024 vs. 2023
(in millions)	2024	2023	$ Change	% Change
Revenue	$2,556	$2,769	$(213)	(8)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,068	2,148	(80)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	346	344	2	1%
Research and development (excluding depreciation and amortization)	4	5	(1)	(20)%
Depreciation and amortization	157	199	(42)	(21)%
Restructuring and related costs	21	49	(28)	(57)%
Interest expense	62	82	(20)	(24)%
Goodwill impairment	—	287	(287)	n/m
(Gain) loss on divestitures and transaction costs, net	(696)	8	(704)	n/m
Litigation settlements (recoveries), net	6	(22)	28	(127)%
Loss on extinguishment of debt	6	—	6	n/m
Other (income) expenses, net	(4)	(3)	(1)	33%
Total Operating Costs and Expenses	1,970	3,097	(1,127)

Income (Loss) Before Income Taxes	586	(328)	914
Income tax expense (benefit)	148	(26)	174
Net Income (Loss)	$438	$(302)	$740
Revenue
Revenue for the three months ended September 30, 2024 decreased compared to the prior year period, approximately two thirds of which was due to the impact of the Benefit Wallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lost business and lower volumes contributed to the decrease and were partially offset by new business ramp, particularly in our Commercial and Transportation segments.
Revenue for the nine months ended September 30, 2024 decreased, compared to the prior year period, approximately three quarters of which was due to the impact of the Benefit Wallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lost business across our three segments was partially offset by new business ramp, including the State of Victoria contract.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three months ended September 30, 2024 decreased, compared to the prior year period, primarily due to the impact of the Benefit Wallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lower expenses on lower revenues and cost optimizations contributed to the decline.
Cost of services for the nine months ended September 30, 2024 decreased, compared to the prior year period, over half of which was primarily driven by the impact of the Benefit Wallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lower expenses on lower revenues and cost optimizations contributed to the decrease and were partially offset by the absence of a $17 million reversal of liabilities due to the settlement of the Cognizant matter in the prior year period described in Note 16 – Contingencies and Litigation to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended September 30, 2024 was unchanged, compared to the prior year period.

CNDT Q3 2024 Form 10-Q

SG&A for the nine months ended September 30, 2024 increased, compared to the prior year periods, primarily driven by costs to transition away from a technology vendor, partially offset by the impact of the sales of the Curbside Management and Public Safety Solutions business.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2024 decreased, compared to the prior year period due to the impact of the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses and a prior year write-off of an abandoned internal use software asset in our Commercial segment totaling $25 million, stemming from management's decision to abandon an internal use software product and a decision by a customer to not implement a product software solution.
Depreciation and amortization for the nine months ended September 30, 2024 decreased, compared to the prior year period due to the impact of the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses, the prior year write-off of an internal use software asset in our Commercial segment as noted above and lower capital investments.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Severance and related costs	$2	$1	$9	$24
Data center consolidation costs	1	3	4	7
Termination, insourcing and asset impairment costs	1	3	8	18
Restructuring and related costs	$4	$7	$21	$49
Restructuring and related costs for the nine months ended September 30, 2024 decreased compared to the prior year period. The decrease is primarily driven by severance and related costs due to the closure of one of our Commercial segment operations in Europe in the prior year period as well as lower facilities downsizing costs in the current year.
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three and nine months ended September 30, 2024 decreased, compared to the prior year periods primarily due to voluntary prepayments of the entire Term Loan B balance outstanding and a portion of the Term Loan A balance with proceeds from divestitures.
(Gain) Loss on Divestitures and Transaction Costs
The completion of the BenefitWallet Transfer resulted in a gain of $425 million for the nine months ended September 30, 2024. The completion of the sale of the Curbside Management and Public Safety businesses in the second quarter of 2024 resulted in a gain of $108 million for the nine months ended September 30, 2024. The completion of the sale of the Casualty Claims Solutions business in the third quarter of 2024 resulted in a gain of $195 million for the three and nine months ended September 30, 2024. Additionally, professional fees and other costs related to these consummated and certain other non-consummated transactions considered by the Company are included in this financial statement line item for all periods.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the nine months ended September 30, 2023 primarily consisted of a $26 million reversal of reserves due to the settlement of the Cognizant matter.

CNDT Q3 2024 Form 10-Q

Income Taxes
The effective tax rate for the three months ended September 30, 2024 was 22.2%, compared to 7.8% for the three months ended September 30, 2023. The September 30, 2024 rate was higher than the U.S. statutory rate of 21%, primarily due to state and local taxes, geographic mix of income, and other discrete tax items, partially offset by a favorable permanent difference on gains from divestitures.
The effective tax rate for the three months ended September 30, 2023 was lower than the U.S. statutory rate of 21% primarily due to permanently non-deductible amounts related to the book goodwill impairment and changes in the geographic mix of income.
Excluding the impact of the gains from divestitures, restructuring costs, amortization of intangibles, valuation allowance and other discrete tax adjustments, the normalized effective tax rate for the three months ended September 30, 2024 was 12.5%. The normalized effective tax rate for the three months ended September 30, 2023 was (6.1)%, primarily due to excluding the impact of restructuring costs, amortization of intangible assets and goodwill impairment. The normalized effective tax rate for the three months ended September 30, 2024 was higher than the rate for the three months ended September 30, 2023 primarily due to higher pre-tax loss and the geographic mix of income.
The effective tax rate for the nine months ended September 30, 2024 was 25.2%, compared to 7.8% for the nine months ended September 30, 2023. The September 30, 2024 rate was higher than the U.S. statutory rate of 21%, primarily due to state and local taxes and geographic mix of income, partially offset by favorable permanent difference on gain from divestitures, tax benefit from valuation allowances and audit settlement reserve releases.
The effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. statutory rate of 21%, primarily due to permanently non-deductible amounts related to the book goodwill impairment, the geographic mix of income and the charge for valuation allowances.
Excluding the impact of the gains from divestitures, restructuring costs, amortization of intangible assets, litigation reserve, audit settlement reserve release, valuation allowance and other discrete tax items, the normalized effective tax rate for the nine months ended September 30, 2024 was 19.7%. The normalized effective tax rate for the nine months ended September 30, 2023 was (158.4)%, primarily due to excluding the impact of goodwill impairment, amortization of intangible assets, restructuring costs, litigation reserve releases and certain discrete tax items. The September 30, 2023 rate was anomalous due to the small adjusted pre-tax loss and tax, which was a result of geographic mix of income and valuation allowances against losses in certain jurisdictions resulting in no tax benefit. The normalized effective tax rate for the nine months ended September 30, 2024 was higher than the rate for the nine months ended September 30, 2023 primarily due to the geographic mix of income and higher pre-tax loss.
In 2021, the Organization for Economic Cooperation and Development released model rules for a 15% global minimum tax, known as Pillar Two. This alternative minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company continues to monitor legislative developments, as well as additional guidance from countries that have enacted legislation.
Operations Review of Segment Revenue and Profit
Our financial performance is based on Segment Profit (Loss) and Segment Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the following three segments:
•Commercial;
•Government; and
•Transportation.
Divestitures includes our BenefitWallet and Casualty Claims Solutions businesses (both of which were reclassified from our Commercial segment) and our Curbside Management and Public Safety Solutions businesses (which was reclassified from our Transportation segment).
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.

CNDT Q3 2024 Form 10-Q

Results of financial performance by segment were:

	Three Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2024
Revenue	$385	$255	$141	$26	$—	$807
Segment profit (loss)	$15	$50	$(6)	$3	$(70)	$(8)
Segment depreciation and amortization	$20	$10	$6	$1	$7	$44
Adjusted EBITDA	$35	$60	$—	$4	$(63)	$36

% of Total Revenue	47.7%	31.6%	17.5%	3.2%	—%	100.0%
Adjusted EBITDA Margin	9.1%	23.5%	—%	15.4%	—%	4.5%

2023
Revenue	$397	$290	$144	$101	$—	$932
Segment profit (loss)	$(19)	$84	$(5)	$26	$(75)	$11
Segment depreciation and amortization	$48	$11	$8	$6	$8	$81
Adjusted EBITDA	$29	$95	$3	$32	$(67)	$92

% of Total Revenue	42.6%	31.1%	15.5%	10.8%	—%	100.0%
Adjusted EBITDA Margin	7.3%	32.8%	2.1%	34.0%	—%	9.9%

	Nine Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
2024
Revenue	$1,192	$758	$426	$180	$—	$2,556
Segment profit (loss)	$48	$130	$(15)	$35	$(213)	$(15)
Segment depreciation and amortization	$68	$34	$19	$13	$21	$155
Adjusted EBITDA	$116	$164	$4	$48	$(192)	$140

% of Total Revenue	46.6%	29.7%	16.7%	7.0%	—%	100.0%
Adjusted EBITDA Margin	9.7%	21.6%	0.9%	26.7%	—%	5.5%

2023
Revenue	$1,245	$824	$400	$300	$—	$2,769
Segment profit (loss)	$13	$224	$(11)	$76	$(224)	$78
Segment depreciation and amortization	$99	$31	$20	$20	$27	$197
Adjusted EBITDA	$112	$255	$9	$96	$(197)	$275

% of Total Revenue	45.0%	29.8%	14.4%	10.8%	—%	100.0%
Adjusted EBITDA Margin	9.0%	30.9%	2.3%	32.0%	—%	9.9%

CNDT Q3 2024 Form 10-Q

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes	2024	2023	2024	2023
Income (Loss) Before Income Taxes	$159	$(313)	$586	$(328)
Reconciling items:
Amortization of acquired intangible assets	1	1	4	5
Restructuring and related costs	4	7	21	49
Interest expense	16	28	62	82
Goodwill impairment	—	287	—	287
(Gain) loss on divestitures and transaction costs	(188)	3	(696)	8
Litigation settlements (recoveries)	1	—	6	(22)
Loss on extinguishment of debt	1	—	6	—
Other (income) expenses, net	(2)	(2)	(4)	(3)
Segment Profit (Loss)	$(8)	$11	$(15)	$78
Segment depreciation and amortization (including contract inducements)	44	81	$155	$197
Adjusted EBITDA	$36	$92	$140	$275
Commercial Segment
Revenue
Commercial revenue for the three months ended September 30, 2024 declined compared to the prior year period, driven by lower volumes, partially offset by new business ramp outpacing lost business.
Commercial revenue for the nine months ended September 30, 2024 declined compared to the prior year period, driven by lost business and lower volumes, partially offset by new business ramp.
Segment Profit and Adjusted EBITDA
Commercial segment profit and adjusted EBITDA for the three and nine months ended September 30, 2024 increased compared to the prior year periods primarily due to new business ramp and cost efficiencies, partially offset by the impact of lost business and lower volumes. Commercial segment profit also benefited from the impact of lower depreciation due to the prior year write-off of internal use software and fully amortized assets.
Government Segment
Revenue
Government revenue for the three and nine months ended September 30, 2024 decreased, compared to the prior year periods, primarily driven by lost business in our Government Healthcare business and lower volumes in our Government Services business due to the change in funding mechanism for the Electronic Benefits Transfer ("EBT") programs.
Segment Profit and Adjusted EBITDA
Government segment profit and adjusted EBITDA for the three months ended September 30, 2024 decreased compared to the prior year period primarily due to lost business and the lower volumes mentioned above.
Government segment profit and adjusted EBITDA for the nine months ended September 30, 2024 decreased compared to the prior year periods primarily due to the impact of lost business, lower volumes and the absence of a $17 million reversal of liabilities due to the settlement of the Cognizant matter in the prior year period and unfavorable revenue mix.

CNDT Q3 2024 Form 10-Q

Transportation Segment
Revenue
Transportation revenue for the three months ended September 30, 2024 declined slightly compared to the prior year period, primarily due to lower small project activity. New business ramp outpaced losses and a Tolling customer price decline. In addition, operational performance improved with less impact from extended implementation timelines compared to the prior year period.
Transportation revenue for the nine months ended September 30, 2024 increased compared to the prior year period, primarily driven by the ramp of new business and improved operational performance with fewer delays from extended implementation timelines compared to the prior year period, partially offset by lost business, the price decline noted above and lower volumes.
Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA for the three and nine months ended September 30, 2024 were slightly lower due to the non-retained portion of a Tolling contract, partially offset by improved operational performance and reduced impact from extended implementation timelines compared to the prior year period.
Divestitures
Revenue, Segment Profit and Adjusted EBITDA
The decrease in revenue, segment profit and Adjusted EBITDA for the three and nine months ended September 30, 2024 was due to the BenefitWallet portfolio, the Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions businesses being included in the full three and nine months of the prior year period whereas their results were only included until the date of their transfer and sale, as applicable, in 2024.
Unallocated Costs
Unallocated Costs for the three and nine months ended September 30, 2024 decreased compared to the prior year periods primarily due to lower technology costs.
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

CNDT Q3 2024 Form 10-Q

Signing information for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		2024 vs. 2023
($ in millions)	2024(3)	2023(3)	$ Change	% Change
New business ACV	$111	$141	$(30)	(21)%

New business TCV	$235	$266	$(31)	(12)%
Renewals TCV	659	434	225	52%
Total Signings	$894	$700	$194	28%

Annual recurring revenue signings(1)	$63	$53	$10	19%
Non-recurring revenue signings(2)	$50	$96	$(46)	(48)%

	Nine Months Ended September 30,		2024 vs. 2023
($ in millions)	2024(3)	2023(3)	$ Change	% Change
New business ACV	$348	$468	$(120)	(26)%

New business TCV	$651	$1,847	$(1,196)	(65)%
Renewals TCV	1,296	1,249	47	4%
Total Signings	$1,947	$3,096	$(1,149)	(37)%

Annual recurring revenue signings(1)	$155	$219	$(64)	(29)%
Non-recurring revenue signings(2)	$230	$515	$(285)	(55)%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions business new business signings.
The total new business pipeline at the end of September 30, 2024 and 2023 was $21.2 billion and $21.4 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
Net ARR Activity
Net ARR Activity is a metric that is defined as Projected Annual Recurring Revenue ("ARR") for contracts signed in the prior 12 months, less the annualized impact of any client losses, contractual volume and price changes, and other known impacts for which the Company was notified in that same time period, which could positively or negatively impact results. The metric annualizes the net impact to revenue. Timing of revenue impact varies and may not be realized within the forward 12-month timeframe. The metric is for indicative purposes only. This metric excludes non-recurring revenue signings. This metric is not indicative of any specific 12-month timeframe.
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
September 30, 2024	$46
June 30, 2024	(47)
March 31, 2024	6
December 31, 2023	49
September 30, 2023	91

CNDT Q3 2024 Form 10-Q

Capital Resources and Liquidity
As of September 30, 2024 and December 31, 2023, total cash and cash equivalents were $393 million and $498 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $11 million was used for letters of credit. The net amount available to be drawn upon under our revolving line of credit as of September 30, 2024, was $539 million.
As of September 30, 2024, our total principal debt outstanding was $753 million, of which $26 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2024	2023	Better (Worse)
Net cash provided by (used in) operating activities	$(91)	$(33)	$(58)
Net cash provided by (used in) investing activities	$761	$(64)	825
Net cash provided by (used in) financing activities	$(781)	$(48)	(733)
Operating activities
The net increase in cash used in operating activities of $58 million, compared to the prior year period, was primarily due to lower Adjusted EBITDA and a decrease in days payable outstanding, partially offset by lower interest payments. We expect significant cash tax payments in the fourth quarter of 2024 due to gains on divestitures.
Investing activities
Investing cash flow increased by $825 million mainly due to $823 million of proceeds received from the divestitures.
Financing activities
The increase in cash used in financing activities was due to the voluntary prepayment of $539 million of debt using the proceeds received from the recent divestitures, as well as the repurchase of $182 million of treasury stock, including the $132 million purchased from the Icahn Parties.
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
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the nine months ended September 30, 2024 and 2023 was $(4) million and $(14) million, respectively.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $393 million as of September 30, 2024, along with cash generated by operations and amounts available for borrowing under our 2021 Revolving Credit Facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

CNDT Q3 2024 Form 10-Q

At September 30, 2024, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on our material cash requirements.
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
There have been no significant changes during the nine months ended September 30, 2024 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Changes
See Note 2 – Recent Accounting Pronouncements for information on accounting standards adopted during the current year, as well as recently issued accounting standards not yet required to be adopted and the expected impact of the adoption of these accounting standards.
Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). In addition, within this Form 10-Q Part I Item 2 we have discussed our financial results using non-GAAP measures.
We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it is necessary to adjust several reported amounts, determined in accordance with U.S. GAAP, to exclude the effects of certain items as well as their related tax effects. Management believes that these non-GAAP financial measures provide an additional means of analyzing the results of the current period compared to the corresponding prior period. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable U.S. GAAP measures and should be read only in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP. Our management regularly uses our non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions, and providing such non-GAAP financial measures to investors allows for a further level of transparency as to how management reviews and evaluates our business results and trends. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP measures.
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

CNDT Q3 2024 Form 10-Q

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
Recent market and economic events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 8 – Financial Instruments in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.
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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

CNDT Q3 2024 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended September 30, 2024
During the quarter ended September 30, 2024, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
July 1-31, 2024	1,380,510	$3.64	1,380,510	$9
August 1-31, 2024	1,730,498	3.43	1,730,498	3
September 1-30, 2024	815,726	3.80	815,726	—
Total	3,926,734	$3.58	3,926,734	$—
(1) On May 16, 2023, the Board of Directors authorized a three-year share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. This program was completed in September 2024.
(2) Average share price includes transaction commissions.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
None.
ITEM 5 — OTHER INFORMATION
10b5-1 Plans
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CNDT Q3 2024 Form 10-Q

ITEM 6 — EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.1	Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of September 18, 2023.		8-K	2.1	9/19/2023
2.2	First Amendment to Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of March 7, 2024.		10-Q	2.2	8/7/2024
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

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

CNDT Q3 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ GEORGE J. ABATE
George J. Abate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: November 6, 2024

CNDT Q3 2024 Form 10-Q