Form 10-K
period 2024-12-31
CONDUENT Inc
filed 2025-02-19
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024

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

CNDT 2024 Annual Report

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2024 was $522,734,017.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class		Outstanding at January 31, 2025
Common Stock,	$0.01 par value	161,830,138

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Notice of 2025 Annual Meeting of Shareholders and Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

CNDT 2024 Annual Report

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; risk and impact of geopolitical events and increasing geopolitical tensions (such as the war in the Ukraine and conflict in the Middle East), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; risks related to our use of artificial intelligence ("AI"); the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to recently completed divestitures including the (i) transfer of the Company’s BenefitWallet’s health savings account, medical savings account and flexible spending account portfolio, (ii) the sale of the Company’s Curbside Management and Public Safety Solutions businesses and (iii) the sale of the Company's Casualty Claims Solutions business, including but not limited to the Company’s ability to realize the benefits anticipated from such transactions, unexpected costs, liabilities or delays in connection with such transactions, and the significant transaction costs associated with such transactions; government appropriations and termination rights contained in our government contracts; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT 2024 Annual Report

CONDUENT INCORPORATED
FORM 10-K
December 31, 2024

CNDT 2024 Annual Report

PART I

ITEM 1. BUSINESS
In this Form 10-K, unless the content otherwise dictates, "Conduent", the "Company", "we" or "our" mean Conduent Incorporated and its consolidated subsidiaries.
Our Business
We deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 56,000 associates, process expertise and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Conduent is a diverse, global company with a portfolio of assets spanning both the commercial and public sectors. Our unique set of solutions and services are utilized by some of the largest corporations, governments and public sector agencies across multiple industries and geographies to deliver end-user excellence at scale and business process efficiencies with state-of-the-art, proprietary technology. Each day, our solutions and services interact in the lives of millions of people in many ways - from safer, more seamless commutes that reduce congestion to streamlined benefits enrollment, digital payments, customer experiences and government healthcare claims. Conduent’s uniqueness, loyalty and dedication to service make for a future of robust value creation and growth.
Our commercial portfolio includes technology-led solutions driving efficiencies and enhanced end-user experiences across multiple industries in attractive growth markets, including customer experience management, finance and accounting, digital and document solutions, banking, healthcare and human capital solutions. In the commercial market, competitive pressures are driving demand for increased productivity, efficiency and modern digital experiences, and these needs favor end-to-end solutions and outsourcing where we have an advantage. In addition, increasing globalization and the proliferation of AI-enabled solutions and applications creates opportunities we are poised to capitalize on. Our people, process expertise and technology elevate client outcomes every day. In 2024, we managed approximately 2.3 billion customer service interactions, captured and classified 10 billion documents and claims and supported millions of employees with human resource ("HR") services.
We serve a substantial portion of the public sector, providing market-leading government and transportation offerings that streamline enrollment and automate claims for government-funded programs such as Medicaid and accurately deliver benefits payments that residents depend on every day and seamlessly move travelers.
Our government portfolio includes government healthcare, eligibility and enrollment solutions, digital payments and child support payments, ensuring efficient Medicaid healthcare claims processing and delivery of benefits to the most vulnerable populations. Our solutions help state agencies determine eligibility, streamline enrollment, adjudicate claims and meet modularity mandates for government-funded healthcare programs. We also deliver government-distributed payments seamlessly and securely utilizing our proprietary software and expertise. In 2024, we processed nearly 450 million Medicaid claims and disbursed approximately $85 billion in government benefit payments.
Our transportation portfolio includes public transit and road usage charging solutions that streamline operations, increase revenue and reduce congestion while enabling safer, more seamless travel with reduced environmental impact. We help transportation agencies collect payments, manage operations, equipment and servicing, and enable digital transactions for transit and road usage charging globally, processing over 13 million tolling transactions every day while helping to reduce congestion.
With approximately 56,000 associates globally as of December 31, 2024, we are dedicated to our clients' success. Each day, our people and our digital business solutions and services serve millions of end users on behalf of our clients.
Of our global team, nearly 40% is in North America with the remainder located primarily in our delivery centers in Asia Pacific, Latin America, the Caribbean and Europe. We continue to be recognized for our commitment to fostering a culture of belonging and inclusion.

CNDT 2024 Annual Report

In line with our strategic initiatives, as discussed in Part II, Item 8, Note 4 – Divestitures and Assets/Liabilities Held for Sale of this Form 10-K, we transferred or sold certain portfolios and businesses in 2024. These include our BenefitWallet health savings account and medical savings account portfolio (collectively, the "BenefitWallet Portfolio"), our Curbside Management and Public Safety Solutions businesses and our Casualty Claims Solutions business.
Our Strategic Focus
Our aim is to be the technology-led business solutions partner of choice for businesses and governments globally. To achieve this, we focus on delivering outcomes across three critical dimensions: Growth, Efficiency and Quality. Our strategy is designed to deliver shareholder value by creating profitable growth, expanding operating margins, identifying process efficiencies and employing a disciplined capital allocation strategy.
We have identified specific execution strategies and key performance indicators across Growth, Efficiency and Quality.
Growth: Our opportunity for growth stems from understanding our clients’ businesses and driving valuable outcomes to help them reduce costs, improve efficiencies and elevate customer experiences. To capitalize on growth opportunities, we remain focused on several key strategies:
•Sales Performance Optimization: We continue to optimize sales training, talent, processes and account management to strengthen client and prospect relationships to gain more selling opportunities both with new clients as well as greater share of wallet with existing clients. Our team’s talent and dedication has resulted in Conduent serving 48 states, nearly half of the Fortune 100 companies and other leading companies, including:
•9 of the top 10 U.S. health insurers;
•6 of the top 10 pharma companies;
•4 of the top 5 automakers; and
•6 of the top 10 U.S. banks.
•Offering Development: We continue to augment our portfolio of services and solutions with innovative technology capabilities, including cloud, data analytics, automation tools, generative AI ("GenAI")/ AI, digital payments and machine learning capabilities to create differentiated, high-value solutions for our clients, operate efficiently and enable greater penetration of attractive market segments.
In 2024, our existing clients renewed contracts with us and gave us more business in adjacent service lines and we also gained new clients. We measure success in “Growth” through revenue retention, our net Annual Recurring Revenue ("ARR") activity metric and new business signings, among other metrics.
Efficiency: We continue to identify ways to reduce costs and create new efficiencies. We have simplified and standardized our operating model by removing redundant management layers and applying processes that enable faster decision-making and greater transparency and accountability. In addition, we aim to achieve additional efficiencies through the following strategies:
•AI and Automation: We will continue to invest in embedding GenAI/AI and intelligent process automation into existing operations, including automated document management, fraud prevention and detection, claims adjudication and customer experience. Our automation tools increase productivity through advanced data extraction and handling of structured and unstructured data, improve workflow efficiency through business rules and task automation and increase operational accuracy through predictive analytics. In 2024, we launched a dedicated GenAI program with over 20 prioritized use cases to help drive quality, efficiency and faster cycle times in our clients' operations, as well as formed a GenAI innovation initiative with Microsoft.
•Delivery Optimization: We continue to operate more efficiently through common processes with a shared services model that enables economies of scale and creates greater accountability for client performance. We drive progress through continuous process improvement and capitalizing on a range of staffing models, including flexible work from home and hybrid work and optimizing our geographic footprint.

CNDT 2024 Annual Report

We continue to respond with agility to clients’ shifting needs as reflected in our Net Promoter Score ("NPS"), which has increased by 38 points since becoming Conduent in 2017. In addition, for our top 20 clients, the average tenure is 20 years of partnership, including the period before becoming Conduent. We measure success in Efficiency through associate retention and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") margin, among other metrics.
Quality: Our clients depend on stable, high-quality service delivery. We continue to drive progress by increasing system uptime, improving operational stability and creating client confidence and satisfaction by focusing on the following strategies:
•Proactive, Real-time Monitoring of Applications and Service Performance: We continue to invest in AI and machine learning technologies to proactively monitor and prevent incidents.
•Data Center Optimization: We have systematically consolidated the majority of our technology infrastructure into two primary data centers leading to increased processing speeds, redundancy and stability, and improved performance for our clients.
•Improve End-User Experience: We are enhancing both user interfaces and experiences across our offerings by expanding self-service tools, AI-powered virtual assistants and mobile apps and by leveraging deeper user insights through analytics.
Our focus on quality has resulted in continued client confidence and satisfaction which is reflected in our Net Promoter Score improvement as well as improved client retention rates. We measure “Quality” by service level agreement performance, system availability, technology incident rates and client satisfaction.
Investment Strategy: We maintain a balanced and disciplined approach to capital allocation including debt repayment, shareholder returns and internal investments. Our internal investments to support our business goals and client needs fall into three broad categories:
•Opportunities to optimize, where we have significant scale and where we believe that with process improvements, automation and investment into the current offerings, we can improve the end-user experience, reduce our cost of delivery, expand our margins and further capture additional share.
•Opportunities to enhance, where we have strong client relationships, a long history of expertise in that market and legacy technology that needs to be refreshed or modernized.
•Opportunities to expand, where we believe we can compete successfully, and we see the return on investment as more significant than in other businesses. These businesses, augmented with new capabilities and geographic expansion, will address market dynamics and provide additional growth opportunities.
Our Market Opportunity
We operate in markets with compelling growth opportunities, including Business Process as a Service, transportation, payments and customer experience management, as well as in many industries, including healthcare and financial services. We estimate our addressable market size in the global business process services industry to be $210 billion in 2024, according to third-party industry reports. Many industry analysts and advisors place us as a leader across several segments in this large, diverse and growing market.
Ongoing competitive pressures and increasing demand for further productivity gains have motivated businesses and government organizations to outsource elements of their day-to-day operations to accelerate performance and improve end-user experience. As a result, our clients have become more focused on their core businesses and the range of outsourced activities has expanded. Increasing globalization has also required many companies to optimize cost structures and engage AI-enabled business process solutions to retain competitiveness.
Conduent is unique in that we have solutions that span the end-to-end value chains of our clients. This means that our clients can partner with us to support more of their business processes than other providers. We are recognized by independent industry analysts as a leader for many of these solutions.

CNDT 2024 Annual Report

•Industry Analyst Accolades:
•NelsonHall Multi-Process HR Transformation NEAT 2024 – Leader
(Focus Areas: Overall, Efficiency, North America, Europe, Multi-Country, Large Enterprise)
•ISG Provider Lens Contact Center - Customer Experience Services US and Europe 2024 – Leader
(Focus Areas: Digital Operations, Intelligent Agent Experience, Intelligent CX (AI & Analytics); also a Leader in Digital Operations (Global)
•NelsonHall Healthcare Payer Operations Transformation NEAT 2024 – Leader
(Focus Areas: Overall, Care Management & Wellness Services, Care Management Suitability, Claims Management Administration, Member Engagement Services & Enrollment, Provider Management Administration & Network Management)
•Market Position:
•Everest Group BPS Top 10 2024 - #8
•Gartner Market Share IT Services 2023 - BPO, Worldwide - #13
Segments
We organize, manage and report our business through three reportable segments:
Commercial: Our Commercial segment provides business process services that span our clients’ business processes end-to-end from the front-office to the back-office for a variety of commercial industries. These solutions are both cross-industry and industry-specific in nature. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and better experiences for their consumers and employees. Our Commercial segment is our largest segment, with segment revenue for 2024 of $1,606 million, representing 50.6% of our total revenues excluding divestitures.
Government: Our Government segment provides government-centric services and solutions to U.S. federal, state, local and foreign governments for public assistance, healthcare programs and administration, transaction processing, payment services and case management. In this segment, we help governments respond to changing rules for eligibility and increasing citizen expectations, modernize legacy technology systems, combat benefits fraud and shift in response to an evolving regulatory environment. Our Government segment revenue for 2024 was $984 million, representing 31.0% of our total revenues excluding divestitures.
Transportation: Our Transportation segment provides systems, support and revenue-generating solutions to government transportation agency clients. We deliver mission-critical tolling, transit and digital payment solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless experiences for travelers. We help transportation agencies contend with rising urbanization and mobility, the need for system efficiency and an increased focus on transportation infrastructure. Transportation segment revenue for 2024 was $586 million, representing 18.4% of our total revenues excluding divestitures.
We present segment financial information in Note 3 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

CNDT 2024 Annual Report

Our Service Offerings
Commercial
Our technology-led solutions and services include Customer Experience Management ("CXM"), Business Operations Solutions ("BOS"), Healthcare Claims and Administration Solutions and Human Capital Solutions ("HCS").
•Customer Experience Management
•We deliver a full range of customer contact services and customer communications, including customer care, technical support, loyalty management and outbound and inbound sales, handling many complex interactions and representing the brands of our client. We create better experiences across the customer lifecycle through a variety of channels including social media, chat, email, voice and virtual agent to help customers where and how they want to engage. Through omni-channel communications, automation and analytics, as well as labor efficiencies, we help our clients to reduce costs, enable scale and drive revenue growth and efficiencies. We serve marquee clients across multiple sectors including financial services, health and life sciences, logistics, retail, technology and telecom, travel and hospitality sectors, helping to resolve complex issues for the customers with empathy and effectiveness. The CXM business generally generates income on a per call, per agent, or per percentage of sales made basis.
•Business Operations Solutions
•In our BOS business, we help our clients digitally transform business processes and drive efficiency, automation and scale across essential business functions. We streamline client operations through our deep industry experience, understanding of our clients’ needs and the latest technology solutions to reduce costs, improve security, performance and accuracy, and enable revenue growth while enhancing the end-user experience. Our portfolio of solutions spans automated document and data management, payments processing, finance, accounting and procurement, and financial industry solutions. We generate revenue in a variety of ways within this business, including per item handled, time and materials, and per service such as postage, web portal hosting or data storage. Our pricing can also be based on achieving specific outcomes for services rendered.
•Healthcare Claims and Administration Solutions
•On behalf of the healthcare industry, we deliver administration, clinical support, claims management and patient assistance solutions across the healthcare ecosystem to reduce costs, increase compliance and enhance utilization, while improving outcomes and experiences for members and patients. Our solutions span: clinical trials, sales, access and adherence for pharmaceutical clients; claims processing, care integration, subrogation and payment integrity solutions for managed care companies; and intake mailroom/data capture and medical management services for claims payers and third-party administrators. Through our solutions provided to pharmaceutical clients, we generate revenue either based on a per employee, per transaction or a per resource per hour basis. Through our medical bill review, claims processing and payment integrity solutions provided to managed care companies, we generate revenue on a per member per month basis for use of our platform, as a percentage of what we collect for the provider, or a monthly or annual fee.
•Human Capital Solutions
•We provide services to support our clients' employees at all stages of their employment from on-boarding through retirement. Our solutions span Benefits Administration, Human Resources ("HR") and Payroll, and Learning. On behalf of global organizations and governments, we deliver technology-led HR services and solutions that improve business processes across the employee journey to maximize business performance, while increasing employee satisfaction, engagement and overall well-being. These solutions help empower millions of employees and span health, benefits, payroll, onboarding and learning administration, annual enrollment, wealth and retirement, pensions administration, HR, talent, and workforce management.
•Depending on the solution, we generate revenue in a variety of ways. Within our Benefits Solutions, we

CNDT 2024 Annual Report

principally generate revenue based on the number of employees and retirees we support, as well as transactions generated by client life events such as qualified domestic relations orders, Consolidated Omnibus Budget Reconciliation Act ("COBRA") and Affordable Care Act ("ACA") administration, which are charged on a per transaction basis. Within our HR and Payroll Solutions, we generate revenue principally per client’s employee per period (month / year) pricing, with tiers to address periodic variations in client employee headcount. Within our Learning Solutions, we generate revenue principally by transaction-based pricing per unit of production along with fixed monthly governance fees.
Government
Our Government solutions and services include Government Healthcare Solutions and Government Service Solutions that streamline delivery of government benefits and programs to constituents and families in need.
•Government Healthcare Solutions
•We provide program administration solutions for government healthcare programs with a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, customer contact services, application processing, premium billing and case management solutions. In 2024 alone, we processed nearly 450 million claims. Our cloud-native Conduent Medicaid Suite ("CMdS") is a modular software as a service ("SaaS") solution for state Medicaid agencies to transform from a legacy Medicaid Management Information System ("MMIS") to a digital, interoperable and scalable Medicaid Enterprise System. Our case management and tracking solutions provide disease surveillance and outbreak management to make it easier to monitor, report and protect the health of communities globally. Both U.S. and international governments depend on our disease surveillance and outbreak case management solution to track public health metrics, vitals and birth defects, provide contact tracing and understand outbreak dynamics. These solutions help states, counties and countries optimize their costs by streamlining access to care and improving patient health outcomes through population health management, while helping families in need by improving beneficiary support. Within the Government Healthcare Solutions business, our revenue is primarily fixed fee or variable price based on a per call, per interaction or per member basis.
•Government Service Solutions
•With approximately $85 billion disbursed annually, we are a leader in government payment disbursements for federally sponsored programs including benefit card programs and payment card programs. Benefit card programs are closed-loop solutions that support Supplemental Nutrition Assistance Program ("SNAP"), Temporary Assistance for Needy Families ("TANF") and Women, Infants and Children ("WIC"). Payment card programs are open-loop solutions that support child support and Unemployment Insurance ("UI"). Closed-loop cards are limited to specific retailers (such as Food and Nutrition Service approved retailers), while open-loop cards can be used anywhere that accepts their card network (example MasterCard or Visa). In addition, benefit card programs may only be used for specific, approved products such as food or baby formula, whereas payment card programs can be used for any type of purchase or cash benefit. We deliver electronic payments for government services in 35 states, including 22 Electronic Benefit Transfer ("EBT") programs, 13 EBT for WIC programs and 6 Electronic Childcare programs. In our closed-loop payments solution, we generate revenue based on the number of cases or number of card holders. Within our open-loop payments solution, we generate revenue based on interchange fees and spending on cards as a percentage of transactions.
•We also offer a broad set of child support services predominately to State Disbursement Units ("SDUs"), including processing and distributing payments, child support payment cards, childcare credentialing and case management, among others, to help states comply with federal standards. Within child support solutions, the way we generate revenue varies by state, but it is generally either per financial transaction, per call, fixed price, or for development of systems.

CNDT 2024 Annual Report

Transportation
On behalf of transportation authorities around the world, we deliver solutions to facilitate toll and fare collection, congestion and fleet management and digital payments that help streamline operations and increase revenue. With an expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, our solutions help reduce congestion and greenhouse emissions, while creating seamless experiences for travelers throughout transportation ecosystems.
•Road Usage Charging and Management Solutions
•Our electronic tolling, urban congestion management and mileage-based user solutions help our clients accurately assess and collect payments millions of times every day to generate revenue for infrastructure improvements. Our solutions include vehicle passenger detection systems, electronic toll collection, automated license plate recognition and congestion management solutions. We generate revenue based on a combination of fixed fee and transaction-based pricing. The transaction-based component can be per account per month, per notice mailed, per active account, per violations fees received, or per image-based transaction.
•Transit Solutions
•For train, bus, subway, metro and other transit travelers, we help make journeys more personalized and convenient while increasing fare collection for authorities and agencies. We combine fare collection, account-based ticketing and intelligent mobility to provide clients with the added efficiency of a single point of management for all transit solutions. Within transit, we primarily generate revenue via implementation of end projects (hardware and software, maintenance services, repair and sale of spare parts), and the building and operation of fare collection systems.
•Commercial Vehicles
•We provide computer-aided dispatch/automatic vehicle location technology to help clients manage their fleet operations.
Our Competitive Strengths
We possess competitive strengths that distinguish us from our competitors, including:
Leadership in attractive growth markets: We are a leader in business process solutions that deliver exceptional outcomes for our clients on an unparalleled scale. Our clients continue to outsource key business processes to improve efficiency and to accelerate performance and digital transformation. Additionally, clients are moving beyond services for back-office functions to drive customer/employee satisfaction and loyalty. Conduent has a diverse portfolio of solutions that enable business processes end-to-end across our clients’ organizations. This enables them to partner with us across more of their business functions to drive efficiency and better outcomes for their enterprises. The increase in globalization and cost competition continues to accelerate, forcing companies to seek ways to stay ahead of the competition. These factors, along with clients and their customers demanding more personalized, seamless and secure solutions, position Conduent well to capture these opportunities. Through our portfolio of digital business solutions and services, we have reached significant scale in our businesses including:
•Healthcare: The U.S. healthcare market is projected to grow at an average rate of 5.6% per year between 2023-2032. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving 9 of the top 10 U.S. health plans and providing administrative and mission-critical program administration solutions for government healthcare programs serving 119 million recipients in 34 states and the District of Columbia. Conduent’s healthcare capabilities have been recognized by NelsonHall and Everest Group.
•Transportation: Traffic congestion continues to increase due to urbanization and changing global demographics. As a result, optimized transportation systems are becoming critical to increase efficiency while maintaining strict safety requirements. Electronic toll collection and public transit represent key growth drivers as governments at all levels increasingly focus on transportation infrastructure, and we process over 13 million tolling transactions every day.

CNDT 2024 Annual Report

•Business Operations Solutions: We provide high volume print and mail services, enrollment processing and personalized communications to large corporations and are a leading provider in this market with more than 10 billion documents captured, indexed and classified annually.
Global delivery expertise: Our scale and global delivery capabilities enable us to deliver our proprietary technology and differentiated service offerings seamlessly to clients around the world. We have operations in 24 countries including India, the Philippines, Jamaica, Guatemala, Mexico, Romania, the United Kingdom and several locations within the United States, providing our customers the option for "onshore", "nearshore" or "offshore" outsourced business process services. This global delivery model allows us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2024, 44% of our employees were in high-cost countries and 56% were in low-cost countries.
Differentiated technology-led suite of multi-industry solutions: Through dedicated people, process expertise and technology, such as analytics and automation, Conduent solutions and services create value across multiple industries by creating efficiencies, improving experiences, reducing costs and enabling revenue growth while better serving millions of end users that depend on us. By understanding our clients' businesses, we deliver performance by optimizing processes to be more efficient, flexible and secure, and our innovative, tech-led solutions are highly configurable to meet our clients' needs. We deliver value by driving valuable outcomes and reducing costs at scale. We enhance customer experience by improving experiences, engagement and loyalty of end users.
Recurring revenue model supported by a loyal, diverse client base: We have a broad and diverse base of clients across multiple geographies and industries, including nearly half of the Fortune 100 companies, midsize businesses and governmental entities. Our clients are increasingly satisfied as evidenced by our NPS that has increased by 38 points since becoming Conduent. Our strong client relationships and successful client execution support our stable recurring revenue model and high renewal rates.
Competition
Although we encounter competition in all areas of our portfolio, we are a leader in many categories. We compete based on technology, performance, quality, reliability, reputation, price, and customer service and support. We consider our "onshore", “near shore” and “offshore” delivery capabilities to be a competitive advantage. Our competitors range from large international companies to relatively small firms. Many of our competitors specialize in certain areas but none compete across all the same segments in our total portfolio which enables us to serve our clients end-to-end across their enterprises. Our competitors include:
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
•Transportation multi-nationals such as TransCore, Thales, Cubic and INIT; and
•Smaller, niche business processing service providers and in-house departments that perform functions that could be outsourced.
Sales and Marketing
We market and sell our solutions and services to both potential and existing clients through our global sales and business development teams. Additionally, we have dedicated account managers and solution architects who work with clients to better understand their business requirements and tailor our standard solutions to meet their unique needs.
Our solutions solve clients' business issues and help them achieve their desired business outcomes. We leverage our broad portfolio of offerings and dedicated team of associates to package solutions that exactly meet clients’ needs, while taking a disciplined approach to pricing and contracting. Our sales efforts typically involve extended selling cycles where our deep domain and industry expertise is critical to winning new business. We maintain strong relationships with our clients from initial engagement to implementation and on-going service delivery.

CNDT 2024 Annual Report

Intellectual Property
Generally, our policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of December 31, 2024, we own approximately 504 U.S. patents and have 14 pending applications. Our patent portfolio evolves as new applications are filed, patents are awarded to us and as older patents expire. These patents expire at various dates, generally 20 years from their original filing dates. Additionally, approximately 140 U.S. patents and applications were included with assets divested with the public safety business. While we believe that our portfolio of patents and applications has value, in general, no single patent is essential to our business or to any individual segment of our business. In addition, any of our proprietary rights could be challenged, invalidated, or circumvented, or may not provide significant competitive advantages.
Our business relies on software provided, to an approximately equal extent, by both internal development and external sourcing to deliver our services. With respect to internally developed software, we claim copyright on all such software, registering works which may be accessible to third parties. In addition, we rely on maintaining source code confidentiality to assure our market competitiveness. With respect to externally sourced software, we rely on contracts assuring our continued access for our business use.
In the United States, we own 38 registered trademarks, with 4 pending, reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. Additionally, some trademarks were included with assets divested during the year. We vigorously enforce and protect our trademarks.
People and Culture
Headcount
The skills, expertise and experience of our talented and diverse global workforce allow us to deliver mission-critical services and solutions that drive exceptional client outcomes. As of December 31, 2024, we had approximately 56,000 associates in 24 countries working towards a common vision and purpose, with approximately 40% located in North America and the remainder located primarily in Asia Pacific, Latin America and the Caribbean and Europe. Our three reportable segments, Commercial, Government and Transportation, house most of our associates with approximately 40,600, 5,300 and 3,400 associates, respectively.
Conduent Culture
At Conduent, we work to build a culture where individuality is noticed and valued, and all associates feel like they belong and can bring their authentic selves to work. We continue to support an open and inclusive workplace where everyone, regardless of their differences, has an equal opportunity to thrive, do work that fulfills them and contribute their strengths. This commitment is essential to our business strategy, fuels our work for clients and carries forward to their millions of end-users who interact with us every day.
Our eight Employee Impact Groups ("EIGs") play a vital role in creating an environment of belonging and inclusion through year-round activities that advance culture and professional development, create a sense of community, and impact business outcomes. As part of our focus on creating an inclusive culture, in 2024, we delivered learning on "inclusive leadership" and hosted panel discussions with our leadership team members on a range of topics such as belonging, trust, psychological safety and mental health.
We continue to advance our efforts to attract, retain and develop a diverse and engaged workforce and are proud to have received several global and regional workplace culture awards, including:
•Top 100 Global Most Loved Workplaces (Newsweek: 2024, 2023)
•Most Loved Workplaces in America (Newsweek: 2024, 2023)
•America’s Best 500 Employers for Diversity (Forbes: 2024, 2023, 2022, 2021)
•Corporate Equality Index top ranking (Human Rights Campaign: 2024, 2023, 2022)
•Top Employer for LGBT+ Inclusion in India (IWEI: 2024, 2023, 2022)
•LGBTQ+ Best Places to Work in Mexico (Human Rights Campaign Equidad MX: 2024, 2023,2022)

CNDT 2024 Annual Report

•Best Place to Work for Disability Inclusion (Disability Equality Index: 2024, 2023)
•Best for Vets Employers (Military Times: 2024, 2023)
•ERS Silver Award (Armed Forces Covenant: 2024, 2023)
Employee Learning and Development
As a services company, we believe our associates are our most important asset, which is why we invest in associate growth and development programs. We are focused on building a workplace where our people can do their best work and have access to the learning tools and resources they need to excel in their role, stay competitive and grow their skill set. We offer our associates modern, digital world-class learning platforms that help them learn anywhere, anytime on a wide range of topics including technology, professional and business-related themes. As a result, we have been successful in building a culture of continuous learning, with employees taking charge of their learning and development. In addition to our digital platforms, employees are also provided job-specific technical training when they are onboarded and as required during their professional journey. Furthermore, we launched a new, blended learning and development program for people managers in 2024. Our learning platforms are widely utilized with about 1.63 million learning assets completed in 2024 and have great learning effectiveness scores for satisfaction, skill improvement and on the job practical application. We also ensure that our associates complete regulatory and compliance training on topics required based on their role and geography.
Associate Engagement
We continuously gather associate feedback through multiple touchpoints throughout the year and leverage that feedback to both inform our talent strategy and enhance our associate experience. These touchpoints include both external recognition surveys as well as feedback gathered through internal pulse surveys, exit surveys and our internal social platform used for open and transparent communications. In 2024, Conduent was recognized among Newsweek’s Top 100 Global Most Loved Workplaces. This recognition was based largely on direct feedback gathered from our associates indicating a strong "emotional connection" between associates and our Company. We also continuously monitor our rankings and feedback from current associates on review sites such as Comparably. In 2024, our year-over-year Comparably scores held steady, with our overall culture score in the top 10% of similar sized companies, and love of team, challenging work, and flexibility to do remote work cited among the positives.
Corporate Ethics
We operate according to our Ethics and Compliance Program, which is focused on sustaining an ethical culture and is designed to meet general governance and specific industry, regulatory and legal requirements. The Ethics and Compliance Program is based on our core values, including personal accountability, and overseen by Conduent’s Ethics Office.
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
Our directors must act in accordance with our Code of Business Conduct and Ethics for Members of the Board; our principal executive officer, principal financial officer and principal accounting officer, among others, must act in accordance with our Finance Code of Conduct; and all of our executives and employees must act in accordance with our Code of Business Conduct. Each of these codes of conduct can be accessed through our website at www.conduent.com/corporate-governance. They are also available to any shareholder who requests them in writing addressed to Conduent Incorporated, 100 Campus Drive Suite 200, Florham Park, NJ 07932, Attention: Corporate Secretary. We will disclose any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics for Members of the Board and our Code of Business Conduct and our Finance Code of Conduct for our officers on our website as promptly as practicable, and consistent with the requirements of applicable U.S. Securities and Exchange Commission ("SEC") and Nasdaq Global Select Market ("Nasdaq") rules.

CNDT 2024 Annual Report

Seasonality
Our revenues can be affected by various factors such as our clients’ demand patterns for our services, which includes peak windows for benefit enrollment, new product launches by clients and busy retail and travel seasons.
Availability of Company Information
Our internet address is www.conduent.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and any amendments to these reports and statements are found on the Investors section of our website. We make these documents available free of charge on our website as soon as reasonably practicable after we have filed them with, or furnished them to, the SEC.
The SEC maintains an internet address (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.
Information about our Executive Officers
The following is a list of the executive officers of Conduent as of February 19, 2025.
Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of our by-laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
Clifford Skelton(1)	69	President and Chief Executive Officer	2019	2019
George Abate(2)	63	Vice President, Chief Accounting Officer	2024	2024
Adam Appleby(2)	50	Executive Vice President, Public Sector Solutions	2024	2024
Mike McDaniel(2)	55	Executive Vice President, Commercial Solutions	2024	2024
Michael Krawitz	55	Executive Vice President, General Counsel and Secretary	2019	2019
Mark Prout	61	Executive Vice President, Chief Information & Technology Officer	2019	2020
Stephen Wood(2)	58	Executive Vice President, Chief Financial Officer	2021	2020
_____________________________
(1) Member of Conduent Board of Directors
(2) Officer or executive officer of Conduent or its subsidiaries for less than five years

As of February 19, 2025, there are no family relationships among any of the executive officers named above and any of our directors.
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
Mr. Abate was appointed Vice President – Chief Accounting Officer and Principal Accounting Officer in August 2024. In his current role, Mr. Abate oversees the Company’s accounting matters. He has held various accounting leadership roles of increasing responsibility at Conduent since 2017 and prior to that at Xerox Corporation. Mr. Abate began his accounting career in the Assurance Practice of KPMG, LLP. Mr. Abate holds a Bachelor of Science in Accounting from Fairfield University.

CNDT 2024 Annual Report

Mr. Appleby joined Conduent as Chief Operating Officer – Commercial Solutions in August 2020. He was Chief Operating Officer – Transportation Solutions from October 2022 until August 2023 and President – Transportation Solutions from August 2023 to July 2024. He was appointed to his current position as Executive Vice President, Public Sector Solutions in July 2024. In this role, Mr. Appleby oversees the Company’s portfolio of Public Sector Solutions including Government Healthcare Solutions and Government Services Solutions in the Government segment, as well as Road Usage Charging Solutions, Transit Solutions and Commercial Vehicles in the Transportation segment. Prior to joining Conduent, Mr. Appleby was SVP, Client Operation, Credit Union Solutions at Fiserv from September 2018 until August 2020. Mr. Appleby earned his Bachelor of Science degree in Environmental Science and Systems Engineering from the U.S. Military Academy at West Point and he completed Leadership Development Programs at GE, Bank of America, Ally Financial and Fiserv.
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
Mr. McDaniel joined Conduent in July 2024 as Executive Vice President, Commercial Solutions and has responsibility for our commercial solutions portfolio, including Customer Experience Management, Business Operations Solutions, Healthcare Claims and Administration and Human Capital Solutions. Prior to Conduent, Mr. McDaniel spent four years at DXC Technology (August 2020 – June 2024) where he was the President of Modern Workplace, managing infrastructure for 7M devices worldwide. Before joining DXC, Mr. McDaniel spent 15 years at Accenture (February 2006 – July 2020) as a Senior Management Director in their Operations Business managing many different aspects of their global BPO business. Mr. McDaniel holds an MBA from Bowling Green State University and a Bachelor of Science degree in mechanical engineering from the University of Toledo. He chairs the Board of Directors for the Valley of the Sun YMCA, ICAN which is a free, out-of-school time program that serves at-risk youth in the greater Phoenix area, and the Paul J. Hooker Center for Entrepreneurial Leadership at Bowling Green State University.
Mr. Prout joined Conduent as Head of Information Technology in June of 2019. He was appointed Executive Vice President, Chief Information & Technology Officer in September 2019. Prior to joining Conduent, between 2005 and 2019, Mr. Prout served as Chief Technology Officer of Fiserv, as well as held several IT leadership positions at Fiserv. Prior to Fiserv, he served as CIO of Cendian Corporation. Mr. Prout has also held various leadership positions at United Parcel Service. Mr. Prout earned his Bachelor's degree in business management and programming from Southern Illinois University, Carbondale.
Mr. Wood has served as the Chief Financial Officer of Conduent since June 2021. He served in his previous role as Conduent’s Corporate Controller from August 2020 until June 2021 and served as its Principal Accounting Officer from December 2020 to August 2024. Prior to joining Conduent, Mr. Wood spent 15 years at Fiserv in finance and accounting leadership positions. From December 2016 to May 2020, Mr. Wood served as Vice President & Chief Financial Officer of Fiserv Output Solutions. From March 2009 to December 2016, he served as Vice President & Controller over several different operating groups, and from January 2005 to March 2009, he led International Finance & Accounting operations. Mr. Wood is a Chartered Global Management Accountant with an MBA with distinction from Warwick Business School and earned his Bachelor of Science from the University of Birmingham in the United Kingdom.

CNDT 2024 Annual Report

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

CNDT 2024 Annual Report

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
We have a global workforce and global customers. Our employees and customers in a particular country or region in the world may be impacted as a result of a variety of diversions, including: geopolitical events and increasing geopolitical tensions, such as war, the threat of war, or terrorist activity (including the war in the Ukraine and the conflict in the Middle East); macroeconomic conditions, such as the level of inflation, economic activity and interest rates; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages, major public health issues, including pandemics (such as the coronavirus); and significant local, national or global events capturing the attention of a large part of the population. To date, while we do not believe our business, financial position or operations have been materially impacted by these factors, we continue to monitor world events closely. If any of these factors disrupt a country or region where we have a significant workforce (such as the U.S., India or the Philippines) or customers (such as the U.S. or Europe), or vendors, our business could be materially adversely affected.
Our results of operations and financial condition may be materially adversely affected by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.
Approximately 14% of our 2024 revenues was generated from operations outside the United States. In addition, we maintain significant operations outside the United States. Our results of operations and financial condition could be materially adversely affected by changes in foreign currency exchange rates, as well as by several of other factors, including, without limitation, changes in economic conditions from country to country, changes in a country’s political conditions, trade controls and protection measures, financial sanctions, licensing requirements, local tax issues, capitalization and other related legal matters. If we are unable to effectively hedge these risks, our results of operations and financial condition could be materially adversely affected.
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

CNDT 2024 Annual Report

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

CNDT 2024 Annual Report

The loss of key senior management or the failure to attract and retain necessary technical personnel and qualified subcontractors could materially adversely affect our results of operations and financial condition.
Our success depends, in part, upon key managerial and technical personnel, including our ability to attract and retain additional qualified personnel, as well as qualified subcontractors. The loss of certain key personnel, such as our Chief Executive Officer ("CEO"), members of our executive team and other highly skilled employees, could materially adversely affect our results of operations and financial condition. There is no assurance that we can retain our key managerial personnel, or that we can attract similar employees, in the future.
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
We have experienced certain disruptions in our operations and service delivery performance issues because of some of our information technology infrastructure that is outdated and that needs to be enhanced and updated, which disruptions have adversely impacted client and delivery performance. As a result, we embarked on a long-term project to modernize a significant portion of our information technology infrastructure with new systems and processes and to consolidate our data centers. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations and our service delivery to customers, could result in contractual penalties or damage claims from customers, could occur over a period longer than planned, and could require greater than expected investment and other internal and external resources. It may also take longer to realize the intended favorable benefits from an enhanced technology infrastructure than we expected, or disruptions may continue to occur while we enhance this infrastructure. Future service disruptions could hinder

CNDT 2024 Annual Report

our ability to attract new customers, cause us to incur legal liability, contractual penalties or issue service credits to our customers and cause us to lose current customers, each of which could have a material adverse effect on our business, results of operations and financial condition.
Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Although there has been a recent shift in U.S. federal policy under the new presidential administration, many governments, regulators, investors, associates, clients and other stakeholders have been and/or remain focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human rights, and diversity, equity and inclusion. In addition, the Company makes statements about its environmental, social and governance goals and initiatives through its corporate social responsibility report, its other non-financial reports, information provided on its website, press releases and other communications.
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
We cannot guarantee that our stock repurchase program, although fully utilized to the full value approved, will enhance long-term stockholder value. Repurchases could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.
In May 2023, our Board of Directors authorized a three-year stock repurchase program for up to $75 million of our common stock. This program was completed in September 2024. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. There is no guarantee that the repurchase program, even though fully utilized, will enhance long-term stockholder value.
Our use of artificial intelligence involves risks such as potential liability, regulatory issues, competition, and reputational damage.
Artificial intelligence (“AI”) technologies create specific risks that require tailored governance and review. Insufficient oversight could lead to legal liability, financial loss, and reputational harm. We use AI to sort, organize, analyze, and generate data for business purposes. AI encompasses machine learning, generative AI, and other data processing techniques. The utilization of AI, whether implemented directly by us or in collaboration with third parties, will necessitate ongoing investment in governance and security resources to help ensure our responsible use of AI and to safeguard against potential risks and vulnerabilities. As these technologies evolve, some services and tasks currently performed by our associates may be replaced by automation, including AI-enabled solutions, which could lead to reduced demand for our services and/or reduce the required headcount for us to provide services. The use of AI carries considerable risks, and we cannot guarantee the achievement of intended outcomes. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. As an evolving technology, AI may occasionally produce incomplete or misleading results. Despite training and risk management efforts, there is a possibility that employees might misuse AI, either intentionally or unintentionally. Should our AI generate suboptimal or contentious outcomes, or if public perception of AI shifts negatively due to perceived risks, we may encounter operational challenges, competitive disadvantages, legal liabilities, reputational harm, or other business impacts. AI-related legal and regulatory frameworks are evolving due to concerns about bias, discrimination, transparency, and security. The use of AI technologies involves issues associated with intellectual property, data privacy, consumer protection, competition, and equal opportunity, with potential for new regulations. Several jurisdictions where we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data,

CNDT 2024 Annual Report

such as the European Union’s AI Act and the U.S.’s Executive Order on AI, and the recent elections may influence the regulatory landscape in the United States. New or expanded AI laws could raise compliance costs and pose unpredictable risks, which could materially adversely affect our results of operations and financial condition.
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

CNDT 2024 Annual Report

Our data systems, information systems and network infrastructure may be subject to hacking or other cybersecurity threats and other service interruptions, which could expose us to liability, impair our reputation or temporarily render us unable to fulfill our service obligations under our contracts.
As a leader in business process solutions, we leverage cloud computing, AI, machine learning and advanced analytics. We act as a trusted business partner in both front-office and back-office platforms, providing interactions on a substantial scale with our customers and other third-parties. Our customers include global commercial clients and government clients who depend upon our operational efficiency, non-interruption of service, and accuracy and security of information. We also use third-party providers such as subcontractors, software vendors, utility providers and network providers, upon whom we rely to support our business process solutions, to deliver uninterrupted, secure service. As part of our business process solutions, we also develop system software platforms necessary to support our customers’ needs, with significant ongoing investment in developing and operating customer-appropriate operating systems, databases and system software solutions. We also receive, process, transmit and store substantial volumes of information relating to identifiable individuals, both in our role as a solution provider and as an employer, and we are subject to numerous laws, rules and regulations in the United States (both federal and state) and foreign jurisdictions designed to protect both individually identifiable information as well as personal health information. We also receive, process and implement financial transactions, and disburse funds, on behalf of both commercial and government customers, which activity includes receiving debit and credit card information to process payments due to our customers as well as disbursing funds to payees of our customers. As a result of these and other business process solutions, the integrity, security, accuracy and non-interruption of our systems and information technology and that of our third-party providers and our interfaces with our customers are extremely important to our business, operating results, growth, prospects and reputation.
We have in the past been, and remain, susceptible to breach of security systems which may result and has resulted in unauthorized access to our facilities and those of our customers and/or the information we and our customers are trying to protect. Cybersecurity failure might be caused by computer hacking, compromised credentials, malware, computer viruses, worms, trojans, ransomware and other destructive software, “cyber-attacks” and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events. Operational or business delays may also result from the disruption of network or information systems and subsequent remediation activities.
Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or implement sufficient preventative measures. Unauthorized access, hacking, malware, phishing, viruses, worms, trojans, ransomware and other “cyber-attacks” have become more prevalent, have occurred in our systems in the past, and may occur in our systems in the future. Our cyber practices and cybersecurity systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our network and information systems and it may not be possible for us to fully or timely know if or when such incidents arise, or the full business impact of any cybersecurity breach.
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
We have in the past experienced, and in the future could experience, an unauthorized party gaining physical access to one of our or one of our third-party service providers’ facilities or gain electronic access to our or one of our third-party service providers’ information systems. Such access could result in, among other things, unfavorable publicity and significant damage to our brand, governmental inquiry, oversight and possible regulatory action, difficulty in marketing our services, loss of existing and potential customers, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for substantial damages related to the theft or misuse of such information, any of which could materially adversely affect our results of operations and financial condition. Similar consequences may arise if sensitive or confidential information is misdirected, lost or stolen during transmission or transport, or is stolen or misused. Moreover, security breaches have and could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such personal information against "cyber-attacks" and to maintain various systems and data

CNDT 2024 Annual Report

centers for our customers. Often these systems and data centers must be maintained worldwide and on a 24/7 basis. We have in the past experienced and in the future could experience service interruptions that could result in curtailed operations and loss of existing and potential customers, which could significantly reduce our revenues and profits in addition to significantly impairing our reputation. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim, each of which could materially adversely affect our results of operations and financial condition.
In addition, our and our customers’ systems and networks are subject to continued threats of terrorism, which could disrupt our operations as well as disrupt the utilities and telecommunications infrastructure on which our business depends. To the extent any such disruptions were to occur, our business, operating results and financial condition could be materially adversely affected. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us, or the carrier may decline to cover us, against claims related to security incidents, cyberattacks and other related incidents.
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
We are potentially subject to various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities laws; governmental and non-governmental entity contracting, servicing and governmental entity procurement laws; intellectual property laws; environmental laws; employment laws; the Employee Retirement Income Security Act of 1974 ("ERISA"); and other laws, regulations and contractual undertakings, as discussed under Note 15 – Contingencies and Litigation to the Consolidated Financial Statements. If developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or if any of these matters result in an adverse judgment or are settled for significant amounts above any existing accruals, it could materially adversely affect our results of operations and financial condition in the period or periods in which such change in determination, judgment or settlement occurs. There can be no assurances as to the favorable outcome of any claim, lawsuit, investigation or proceeding. It is possible that a resolution of one or more such proceedings, through judgment, settlement or otherwise, could require us to make substantial payments to satisfy judgments, fines or penalties or settlement amounts, any of which could materially adversely affect our results of operations and financial condition. Additionally, the terms of dismissal, settlement, release or other resolution may permit certain claims to be reopened under certain conditions. Claims, lawsuits investigations and proceedings involving the Company could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain services, requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies, or make it more difficult to obtain adequate insurance in the future. In addition, it can be very costly to defend litigation and these costs could materially adversely affect our results of operations and financial condition. Refer to Note 15 – Contingencies and Litigation to the Consolidated Financial Statements.
Our insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our

CNDT 2024 Annual Report

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
Divestitures may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results. Refer to Note 4 – Divestitures and Assets/Liabilities Held for Sale to our Consolidated Financial Statements for additional information about our divestitures.
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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2024, our goodwill balance was $609 million, which represented 23.4% of total consolidated assets.

CNDT 2024 Annual Report

Refer to Note 7 – Goodwill and Intangible Assets, Net to our Consolidated Financial Statements for additional information about our goodwill impairments.
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

CNDT 2024 Annual Report

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

CNDT 2024 Annual Report

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
Our results of operations and financial condition could be materially adversely affected by the loss or failure of significant clients or any significant reduction in revenue volumes from our significant clients, which has occurred in the past and could occur in the future. Some of our clients are in business sectors which have experienced significant financial difficulties or consolidation, and/or the reduction of volumes or their inability to make payments to us, as a result of, among other things, their merger or acquisition, divestiture of assets or businesses, contract expiration, nonrenewal or early termination (including termination for convenience) or business or financial failure or deterioration. Economic and political conditions could affect our clients’ businesses and the markets they serve. The loss of significant clients or a significant reduction in volume from our significant clients as a result of these or other reasons would materially adversely affect our results of operations and financial condition.
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
Our business is significantly dependent on voice and data services provided by various communication and data service providers around the world. Accordingly, any disruption of these services could materially adversely affect our results of operations and financial condition. Any inability to obtain voice or data services at favorable rates could materially adversely affect our results of operations and financial condition. Where possible, we have entered into long term contracts with various providers to have price certainty and avoid short term rate increases and fluctuations. There is no obligation for our vendors to renew their long-term contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of voice or data services that is not recoverable through an increase in the price of our services could materially adversely affect our results of operations and financial condition. In addition, a number of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable, and an extended outage of utility or network services could materially adversely affect our results of operations and financial condition.

CNDT 2024 Annual Report

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
We monitor U.S. and non-U.S. tax law changes that may adversely impact our overall tax costs. From time to time, proposals have been made and/or legislation has been introduced to change tax rates, as well as related tax laws, regulations or interpretations thereof, by various jurisdictions, or to limit tax treaty benefits which, if enacted or implemented, could materially increase our tax costs and/or our effective tax rate and could have a material adverse impact on our financial condition and results of operations. In addition, we are subject to the examination of our income tax returns by the United States Internal Revenue Service and other tax authorities around the world. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our provision for income taxes and cash tax liability.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY MATTERS
As a leader in business process solutions, we leverage cloud computing, AI, machine learning, automation and advanced analytics, our systems and information technology, and that of our third-party providers, and our interfaces with our customers are critical to our business, operating results, growth, prospects and reputation.
We act as a trusted business partner in providing both front-office and back-office platforms. As part of our business process outsourcing solutions, we develop system software platforms necessary to support our customers’ needs, with significant ongoing investment in developing and operating customer-appropriate operating systems, databases, and system software solutions. We also receive, process, transmit, and store substantial volumes of personal information relating to identifiable individuals. Additionally, we receive, process, and implement financial transactions and disburse funds on behalf of both commercial and government customers.
We devote significant resources to cybersecurity and cybersecurity risk management processes to adapt to the changing cybersecurity landscape and to respond to emerging threats. We maintain a cybersecurity risk management program to assess, identify, manage, mitigate, and respond to material risks from cybersecurity threats to both our corporate information technology environment and to customer-facing products. These processes are integrated into our overall Enterprise Risk Management (“ERM”) program, which is designed to strengthen our risk management capabilities by developing and implementing a governance structure, risk management framework, and processes that enable the identification, assessment, monitoring, and management of risks.
The underlying controls of our cybersecurity risk management program are based upon industry standards for cybersecurity and information technology. Our corporate information technology environment aligns with the Center for Internet Security ("CIS") Critical Security Controls (“CSC”). Our systems that manage customer-facing products, where appropriate and contractually required, are certified/attested to applicable security standards, including, without limitation, National Institute of Standards and Technology ("NIST") (NIST Special Publication 800-53 rev 5 moderate baseline), Payment Card Industry Data Security Standard ("PCI-DSS"), Health Insurance Portability and Accountability Act ("HIPAA"), International Organization for Standardization ("ISO"), and the International Electrotechnical Commission ("IEC") Standard (ISO/IEC 27001:2013 & ISO 9001:2015). Our policies and

CNDT 2024 Annual Report

procedures concerning cybersecurity matters include processes to safeguard our information systems, monitor these systems, protect the confidentiality and integrity of our data, train and raise awareness of cybersecurity threats among employees, detect intrusions into our systems, and respond to cybersecurity incidents.
As part of our overall risk management strategy, we leverage a defense in depth philosophy, which includes, but is not limited to, additional end-user training, layered technology defenses, identifying and protecting critical assets, strengthening monitoring and warning systems, and engaging industry and subject matter experts. We regularly test defenses by performing simulations and exercises at both a technical level and by reviewing our operational policies and procedures with third-party experts. At the management level, our cybersecurity team regularly monitors alerts and meets to discuss industry threats, trends, and remediation tactics. The cybersecurity team also regularly prepares a cyber report that includes metrics and compliance performance, collects data on cybersecurity threats and risks and conducts an annual risk assessment, which it uses to assess and refine Conduent's overall security posture. Furthermore, we receive cybersecurity alerts and threat intelligence from our peers, government agencies, information sharing and analysis centers and cybersecurity associations, as well as conduct periodic external penetration tests and gap testing to assess our processes and procedures and the ever-changing threat landscape. We have created and continually update, as required, a detailed incident response plan, which outlines the steps to be followed from incident detection to eradication, recovery and notification, and which we implement in the event of a cybersecurity incident.
We also engage third parties and cybersecurity consultants on a regular basis to assess, test, and assist with the implementation of our risk management strategies, policies and procedures to enhance our detection, response and management of cybersecurity risks and compliance frameworks, including but not limited to, consultants who assist with risk assessment, third parties who assist with our PCI-DSS compliance assessments, and auditors who audit our systems to ensure adherence to the relevant standard under evaluation.
We rely on a variety of security software, including cloud-based technology to scan and analyze for vulnerable software or misconfigurations, for our operations and our business processing solutions. These systems are either developed by us or licensed from or maintained by third-party providers. We assess key third-party cybersecurity controls through a cybersecurity questionnaire, require the implementation of certain security controls in our contracts where applicable, monitor the third party, and maintain the ability to discontinue our engagement with a key vendor if its cybersecurity posture fails to meet pre-established standards.
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
The Company’s CISO, a Certified Information Systems Professional with over 15 years of technical and cybersecurity leadership in large multinational organizations, reports to our Executive Vice President, Chief Information Officer and is responsible for assessing, implementing, and managing the Company’s cybersecurity risk management program, informing senior management regarding the prevention, detection, mitigation and remediation of cybersecurity incidents, as well as supervising such efforts. The CISO approves the cybersecurity policies and procedures, implementation of controls, monitoring and detection programs and employee training on cybersecurity risks. The CISO also reports cybersecurity risks and strategies directly to executive leadership. In addition, the Company has implemented an Incident Response Materiality Assessment Committee (“IRMAC”), which consists of members from the Senior Leadership Team and is responsible for assessing the materiality of a cybersecurity incident referred to it by the Cybersecurity Incident Response Team (“CSIRT”). Procedures exist to

CNDT 2024 Annual Report

ensure the Risk Committee of the Board of Directors, and if appropriate, the full Board of Directors are notified about cybersecurity incidents being assessed by the IRMAC.
As noted above, we face a number of cybersecurity risks in connection with our business and, from time to time, experience or are subject to a variety of cybersecurity incidents that arise during the ordinary course of our business. As of the date of this report, we do not believe that any risks from cybersecurity threats, including as a result of any known cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company. New information concerning any known cybersecurity incidents that have occurred prior to the date of this report, however, could change our current belief and could result in a material adverse effect on our business strategy, results of operations, reputation or financial condition. In addition, future cybersecurity incidents could materially affect our strategy, results of operations, reputation or financial condition. See Item 1A. Risk Factors for additional information on how risks could materially affect the Company.
ITEM 2. PROPERTIES
We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, Texas, Guatemala, India, the Philippines, Jamaica and the Netherlands. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2024 was approximately 4.6 million square feet at an annual operating cost (lease costs and expenses) of approximately $118 million and was composed of 158 leased properties and 3 owned properties. We believe that our current facilities are suitable and adequate for our current business. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.
We have aggressively pursued portfolio reduction opportunities through lease terminations, subleases and consolidation of properties. Partially offsetting these reductions, in 2024, we executed strategic portfolio expansions in the Philippines and Guatemala. As a result, the portfolio net reduction was approximately 0.3 million square feet during the year ended December 31, 2024. We will continue efforts to optimize our workforce location strategy.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under Note 15 – Contingencies and Litigation to the Consolidated Financial Statements in Part II, Item 8 to this 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CNDT 2024 Annual Report

Part II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Exchange Information
The common stock of Conduent trades on Nasdaq under the ticker "CNDT".
Common Shareholders of Record
There were 12,008 shareholders of record as of January 31, 2025.
Conduent Common Stock Dividends
We did not pay any dividends on our common stock in 2024. We intend to retain future earnings for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends on our common stock for the foreseeable future.
Performance Graph
Historically, we have presented the S&P 500 as our published market index and the S&P 500 Data Processing and Outsourced Services index as our published industry index. In 2024, we reevaluated our market and industry indices and determined that, as we are a component of the Russell 2000 and S&P 1500 Data Processing and Outsourced Services indices, these would be more appropriate indices for comparative purposes. For this fiscal year only, we are presenting both market and industry indices in the graph above for comparative purposes to prior fiscal year graphs.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 16, 2023, the Board of Directors authorized a three-year share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. This program was completed in September 2024. There were no share repurchases during the three months ended December 31, 2024.

CNDT 2024 Annual Report

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
•Financial Information;
•Metrics;
•Capital Resources and Liquidity;
•Critical Accounting Estimates and Policies;
•Recent Accounting Changes; and
•Non-GAAP Financial Measures.
This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes in this Form 10-K for the year ended December 31, 2024. This MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.
The year-over-year comparisons in this MD&A are as of and for the years ended December 31, 2024 and 2023, unless stated otherwise.
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Overview
We deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 56,000 associates, process expertise and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Headquartered in Florham Park, New Jersey, we have operations in 24 countries as of December 31, 2024. In 2024, approximately 14% of our revenue was generated outside the U.S.
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate. These three segments are:
•Commercial – Our Commercial segment provides business process services that span our clients' business processes end-to-end from the front-office to the back-office for a variety of commercial industries. These solutions are both cross-industry and industry-specific in nature. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and better experiences for their consumers and employees.
•Government – Our Government segment provides government-centric services and solutions to U.S. federal, state, local and foreign governments for public assistance, healthcare programs and administration, transaction

CNDT 2024 Annual Report

processing, payment services and case management. In this segment, we help governments respond to changing rules for eligibility and increasing citizen expectations, modernize legacy technology systems, combat benefits fraud and shift in response to an evolving regulatory environment.
•Transportation – Our Transportation segment provides systems, support, and revenue-generating solutions to government transportation agency clients. We deliver mission-critical tolling, transit and digital payment solutions that streamline operations, increase revenue and reduce congestion while creating safe, seamless experiences for travelers. We help transportation agencies contend with rising urbanization and mobility, the need for system efficiency and an increased focus on transportation infrastructure.
Executive Summary
Our intense emphasis on growth, quality, and efficiency, beginning in the first quarter of 2020, resulted in a strengthened foundation. Building on this solid foundation, during 2023, we held an investor briefing outlining our three-year strategy. We continue to execute on this strategy and remain focused on accelerating growth and enhancing value for our stakeholders. We intend to achieve this by doubling down on key themes outlined in the 2023 investor briefing including focusing on key growth areas within each of our businesses, continuing our portfolio rationalization strategy, divesting certain solutions which have either scarcity value outside of Conduent or are capital intensive relative to their growth opportunity, and taking a balanced approach to allocating capital including internal investments in our solutions, pre-paying debt and repurchasing common shares.
We believe this strategy has resulted and will continue to result in a more nimble and faster growing Conduent with modest levels of net leverage, enhanced valuation, and a stronger balance sheet.
Significant 2024 Actions
•Divestitures – In 2024, we completed three divestitures as part of our portfolio rationalization strategy. During the second quarter, we completed the transfer of the BenefitWallet Portfolio for a total purchase price of $425 million and completed the sale of the Curbside Management and Public Safety businesses with a purchase price of $230 million, $50 million of which is deferred to the first half of 2025. During the third quarter, we completed the sale of the Casualty Claims Solutions Businesses with a purchase price of $224 million. Refer to Note 4 – Divestitures and Assets/Liabilities Held for Sale in the Consolidated Financial Statements for additional information.
•Debt Prepayment – In 2024, we utilized a portion of the proceeds from the closing of our divestitures to voluntarily prepay all of the principal ($502 million) of the Term Loan B and $137 million of the Term Loan A. Refer to Note 10 – Debt in the Consolidated Financial Statements for additional information.
•Icahn Share Repurchase – During the second quarter of 2024, we entered into a purchase agreement with Carl C. Icahn and certain of his affiliates pursuant to which we purchased an aggregate of approximately 38 million shares of our common stock, at a price of $3.47 per share, for an aggregate purchase price of approximately $132 million. We utilized a portion of the proceeds from the closing of our divestitures to fund the purchase. Refer to Note 16 – Common Stock and Preferred Stock in the Consolidated Financial Statements for additional information.
•Share Repurchases – In 2024, we completed our previously approved $75 million share repurchase program and bought back a total of 14 million shares of common stock.
•Leadership Updates – In 2024, we continued to enhance our leadership team and appointed a new Group President of the Commercial segment and a new Head of Government Solutions.
Significant 2023 Actions
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

CNDT 2024 Annual Report

execute transactions over the newly implemented FedNow capability and we anticipate an acceleration of new business signings to occur in 2024.
•New Business Signings – Successfully attained the highest Total Contract Value ("TCV" as defined in Metrics section below) in several years, with an increase of 20% versus 2022. This was predominantly driven by the $1 billion TCV deal in our Transportation segment, with the State of Victoria, Australia. This is our largest TCV deal in the history of Conduent and continues to grow our international presence.
•Share Repurchases – The Board of Directors authorized a share repurchase program, granting approval for us to repurchase up to $75 million of our common stock over the next three years. In 2023, 9 million shares were repurchased under this program. This program was completed in September 2024.
Macroeconomic and Geopolitical Uncertainty
Given the nature of our business and our global operations, the effects of global macroeconomic and geopolitical uncertainty could have a materially adverse effect on our business, results of operations and financial condition.
Financial Information
The section below provides a comparative discussion of our consolidated results of operations for the year ended December 31, 2024 and 2023. See Item 7. MD&A – Financial Information in our Annual Report on Form 10-K for the year ended December 31, 2023, for a comparative discussion of our consolidated results of operations between 2023 and 2022.

	Year Ended December 31,		2024 vs. 2023
(in millions)	2024	2023	$ Change	% Change
Revenue	$3,356	$3,722	$(366)	(10)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,730	2,888	$(158)	(5)%
Selling, general and administrative (excluding depreciation and amortization)	455	458	$(3)	(1)%
Research and development (excluding depreciation and amortization)	6	7	(1)	(14)%
Depreciation and amortization	204	264	(60)	(23)%
Restructuring and related costs	46	62	(16)	(26)%
Interest expense	75	111	(36)	(32)%
Loss on extinguishment of debt	8	—	8	n/m
Goodwill impairment	28	287	(259)	(90)%
(Gain) loss on divestitures and transaction costs, net	(696)	10	(706)	n/m
Litigation settlements (recoveries), net	9	(30)	39	(130)%
Other (income) expenses, net	(13)	(3)	(10)	333%
Total Operating Costs and Expenses	2,852	4,054	(1,202)

Income (Loss) Before Income Taxes	504	(332)	836
Income tax expense (benefit)	78	(36)	114
Net Income (Loss)	$426	$(296)	$722
Revenue
Revenue for 2024 decreased 10%, compared to the prior year, over half of which was due to the impact of the BenefitWallet Portfolio transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. In addition to the divestitures impact, lost business across our three segments was partially offset by new business ramp.

CNDT 2024 Annual Report

Cost of Services (excluding depreciation and amortization)
Cost of services for 2024 decreased 5%, compared to the prior year, approximately three quarters of which was primarily driven by the impact of the transfer of the BenefitWallet Portfolio and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. In addition to the divestitures impact, lower expenses on lower revenues and cost optimizations contributed to the decrease and were partially offset by the absence of a $17 million benefit from reversal of liabilities due to the settlement of the Cognizant matter in the prior year. We expect Cost of services to decline in 2025 as a result of cost actions to be implemented throughout the year.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for 2024 decreased 1%, compared to the prior year, primarily driven by the impact of the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Cost efficiencies were partially offset by costs to transition away from a technology vendor. We expect SG&A to decline in 2025 as a result of cost actions to be implemented throughout the year.
Depreciation and Amortization
Depreciation and amortization for 2024 decreased 23% compared to the prior year. This decrease was primarily driven by the impact of the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses, a prior year write-off of capitalized software costs in our Commercial segment totaling $25 million, older assets becoming fully depreciated and planned lower capital investments in the past few years.
Restructuring and Related Costs
We engage in a series of restructuring programs related to downsizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Year Ended December 31,
(in millions, except headcount in whole numbers)	2024	2023
Severance and related costs(1)	$21	$29
Data center consolidation costs	5	9
Termination, insourcing and asset impairment costs(2)	16	24
Total Net Current Period Charges	42	62
Consulting and other costs	4	—
Restructuring and Related Costs	$46	$62
Reduction in headcount(3)	600	700
__________

(1)2023 includes costs related to the closure of one of our Commercial segment operations in Europe.
(2)Includes costs in 2024 and 2023 incurred for disengagement from a significant IT outsourcing provider.
(3)Relates to approximate headcount reductions worldwide associated with Severance and related costs.
Refer to Note 8 – Restructuring Programs and Related Costs to the Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decrease in Interest expense for 2024, compared to the prior year, was driven primarily by lower debt balances as we utilized proceeds from divestitures closed in 2024 to voluntarily prepay all of our Term Loan B and a portion of our Term Loan A. Refer to Note 10 – Debt to the Consolidated Financial Statements for additional information.

CNDT 2024 Annual Report

Goodwill Impairment
The goodwill impairment for 2024 is related to the write-down of the Transportation reporting unit's goodwill arising from the annual goodwill impairment test. The impairment in 2023 is related to the write-down of the carrying value of the Commercial reporting unit. This resulted from the evaluation of goodwill triggered by entering into the Custodial Transfer and Asset Purchase Agreement to transfer our BenefitWallet Portfolio. Refer to Note 7 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for additional information on these impairments.
(Gain) Loss on Divestitures and Transaction Costs
Our 2024 divestitures resulted in gains of $721 million. Additionally, we recorded a $3 million gain adjustment related to a prior year divestiture following the partial settlement of the Skyview matter. This financial statement line also includes professional fees and other costs associated with both consummated and non-consummated transactions totaling $30 million and $10 million in 2024 and 2023, respectively. The 2024 amount also includes a $2 million reimbursement of previously incurred legal fees related to the partial settlement of the Skyview matter. Refer to Note 4 – Divestitures and Assets/Liabilities Held for Sale and Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information on these matters.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for 2023 primarily consisted of a $26 million reversal of reserves due to the settlement of the Cognizant matter and an $8 million reversal of reserves related to our former student loan business. There were no individually significant items in 2024. Refer to Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information on these matters.
Other (Income) Expenses, Net
Other (income) expenses, net for 2024 and 2023 primarily includes interest income on cash investments, accounts receivable factoring fees and foreign currency transaction losses (gains). The increase in 2024 is primarily due to interest income of $8 million related to the partial settlement of the Skyview matter. Refer to Note 15 – Contingencies and Litigation in the Consolidated Financial Statements for additional information.
Income Taxes
In the fourth quarter of 2024, we implemented an internal reorganization in which we sold a portion of our top tier foreign holding company to a lower tier subsidiary. This transaction and a subsequent tax election to treat the holding company as a partnership resulted in recognition of a built-in capital loss for tax purposes that offset capital gains from divestitures resulting in net tax savings of $59 million. The determination of the tax characteristic of this transaction requires management to make judgments about the application of tax laws and regulations. The United States Internal Revenue Service could determine a different tax treatment that would have an adverse impact on the Company. However, the Company has obtained advice from its third-party advisor concluding that the current tax treatment should prevail on its merits.
The 2024 effective tax rate was 15.5%, compared to 10.7% for 2023. The 2024 rate was lower than the U.S. statutory rate of 21% due to favorable permanent adjustments from the internal reorganization and outside basis on a stock sale partially offset by the non-deductible Transportation reporting unit goodwill impairment, tax reserves and geographic mix of income. The 2023 rate was lower than the U.S. statutory rate of 21%, primarily due to the non-deductible Commercial reporting unit goodwill impairment, geographic mix of income and return to provision adjustments, partially offset by tax benefits related to tax settlements and reversal of reserves.
Excluding the impact of the internal reorganization, divestitures, goodwill impairment, amortization of intangible assets, restructuring costs and certain discrete tax items, the normalized effective tax rate for 2024 was 21.2%. The 2023 rate was 107.3% excluding the impact of goodwill impairment, amortization of intangible assets, restructuring, litigation reserve releases and certain discrete tax items. The rate was anomalous due to small adjusted pre-tax loss and tax which is a result of geographic mix of income and valuation allowances against losses in certain jurisdictions resulting in no tax benefit.

CNDT 2024 Annual Report

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
Operations Review of Segments
Our financial performance is based on Segment Profit (Loss) and Segment Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the following three segments:
•Commercial,
•Government, and
•Transportation.
Divestitures include our BenefitWallet Portfolio and our Casualty Claims Solutions businesses (both of which were reclassified from our Commercial segment) and our Curbside Management and Public Safety Solutions businesses (which was reclassified from our Transportation segment). For the year ended December 31, 2022, Divestitures also includes our Midas business, which was sold in the first quarter of 2022.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.
The section below provides a comparative discussion of our financial performance by segment between the years ended December 31, 2024 and 2023. The comparative discussion of our financial performance by segment between the years ended December 31, 2023 and 2022 is also included to reflect the impact of reclassifying divested businesses from our Commercial and Transportation segments as described above.

CNDT 2024 Annual Report

Segment Performance Review

	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
(in millions)	Reportable Segments
Year Ended Dec 31, 2024
Total Revenue	$1,606	$984	$586	$180	$—	$3,356
Segment profit (Loss)	$77	$166	$(25)	$35	$(287)	$(34)
Segment depreciation and amortization	$92	$44	$25	$13	$28	$202
Adjusted EBITDA(1)	$169	$210	$—	$48	$(255)	$172

% of Total Revenue	47.9%	29.3%	17.4%	5.4%	—%	100.0%
Adjusted EBITDA Margin(1)(2)	10.5%	21.3%	—%	26.7%	—%	5.1%

Year Ended Dec 31, 2023
Total Revenue	$1,668	$1,094	$558	$402	$—	$3,722
Segment profit (Loss)	$36	$284	$(7)	$103	$(304)	$112
Segment depreciation and amortization	$129	$41	$26	$28	$36	$260
Adjusted EBITDA(1)	$165	$325	$19	$131	$(262)	$378

% of Total Revenue	44.8%	29.4%	15.0%	10.8%	—%	100.0%
Adjusted EBITDA Margin(1)(2)	9.9%	29.7%	3.4%	32.6%	—%	10.2%

Year Ended Dec 31, 2022
Total Revenue	$1,769	$1,150	$562	$377	$—	$3,858
Segment profit (Loss)	$71	$294	$34	$70	$(293)	$176
Segment depreciation and amortization	$94	$37	$21	$22	$46	$220
Adjusted EBITDA(1)	$165	$331	$55	$92	$(247)	$396

% of Total Revenue	45.8%	29.8%	14.6%	9.8%	—%	100.0%
Adjusted EBITDA Margin(1)(2)	9.3%	28.8%	9.8%	24.4%	—%	10.3%
(1) Refer to "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(2) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue.

(in millions)	Year Ended December 31,
Adjusted EBITDA and Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes	2024	2023	2022
Adjusted EBITDA	$172	$378	$396
Reconciling items:
Segment depreciation and amortization	(202)	(260)	(220)
Other adjustments(1)	(4)	(6)	—
Segment Pre-Tax Income (Loss)	$(34)	$112	$176
Reconciling items:
Amortization of acquired intangible assets	(5)	(7)	(13)
Restructuring and related costs	(46)	(62)	(39)
Interest expense	(75)	(111)	(84)
Loss on extinguishment of debt	(8)	—	—
Goodwill impairment	(28)	(287)	(358)
(Gain) loss on divestitures and transaction costs, net	696	(10)	158
Litigation settlements (recoveries), net	(9)	30	32
Other (income) expenses, net	13	3	1
Income (Loss) Before Income Taxes	$504	$(332)	$(127)
(1) The 2024 amount represents a termination for convenience fee related to the termination of Convergint as a subcontractor for our State of Victoria contract. The 2023 amount represents a termination for convenience fee related to the termination of a contract with a significant IT outsourcing provider. Both the 2024 and 2023 items are reported in Cost of Services on the Consolidated Statements of Income.

CNDT 2024 Annual Report

Commercial Segment
Revenue
Commercial segment revenue for 2024 decreased, compared to the prior year, driven by lost business and lower volumes in certain industries within our client base, partially offset by new business ramp.
Commercial segment revenue for 2023 decreased, compared to the prior year, driven by lost business, lower volumes in certain industries within our client base and non-repeating items in the prior year, partially offset by new business ramp.
Segment Profit and Adjusted EBITDA
Commercial segment profit and Adjusted EBITDA for 2024 increased compared to the prior year primarily due to new business ramp and cost efficiencies, partially offset the impact of lost business and lower volumes. Commercial segment profit also benefited from the absence of the prior year impact of a write-off of capitalized software totaling $25 million stemming from management’s decision to abandon an internal use software product and a decision by a customer to not implement a product software solution as well as fully amortized assets.
Commercial segment profit for 2023 decreased compared to the prior year driven by a write-off of capitalized software totaling $25 million described above. Commercial segment Adjusted EBITDA for 2023 was unchanged from the prior year.
Government Segment
Revenue
Government segment revenue for 2024 decreased, compared to the prior year, attributable to lost business, primarily in our Government Healthcare business, and lower volumes in our Government Services business due to the change in funding mechanism for the Electronic Benefits Transfer ("EBT") programs, partially offset by new business ramp.
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
Segment Profit and Adjusted EBITDA
Government segment profit and Adjusted EBITDA for 2024 decreased compared to the prior year, primarily due to the impact of lost business and the lower volumes mentioned above and the absence of a $17 million reversal of liabilities due to the settlement of the Cognizant matter in the prior year, partially offset by cost efficiencies.
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
Transportation Segment
Revenue
Transportation revenue for 2024 increased compared to the prior year, primarily driven by the ramp of new business and improved operational performance with fewer delays from extended completion timelines compared to the prior year, partially offset by lost business, a Tolling customer price decrease and lower volumes.

CNDT 2024 Annual Report

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
Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA for 2024 decreased compared to the prior year. This was primarily due to a Tolling contract with decreased price and lower volumes attributable to a portion of the contract not being retained. This was partially offset by improved operational performance and reduced impact from extended implementation timelines compared to the prior year.
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
Divestitures
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decrease in revenue, segment profit and Adjusted EBITDA for 2024 was due to the BenefitWallet Portfolio, the Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions businesses being included for a full year in the prior year period whereas their results were only included until the date of their transfer and sale, as applicable, in 2024.
The increase in revenue, segment profit and Adjusted EBITDA for 2023 was primarily due to higher interest rates positively affecting the BenefitWallet business in 2023.
Unallocated Costs
Unallocated Costs for 2024 decreased compared to the prior year primarily due to cost savings from insourcing certain technology functions, lower networking and corporate IT costs and lower depreciation costs as certain data center assets became fully depreciated.
Unallocated Costs for 2023 increased compared to the prior year primarily due to the prior year reflecting the recovery of $14 million of defense costs as part of the settlement with insurance carriers relating to the previously disclosed State of Texas matter, and vendor credits earned in the prior year.
Metrics
Metrics
We use metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We disclose these metrics to provide transparency in our performance trends. We present certain key metrics, including Signings and Net ARR Activity below. The metrics for all periods presented below have been recast to remove the activity related to the BenefitWallet Portfolio, the Casualty Claims Solutions business and the Curbside Management and Public Safety Solutions businesses.
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

CNDT 2024 Annual Report

Signing information for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,		2024 vs. 2023
(in millions)	2024	2023	$ Change	% Change
New business ACV	$485	$605	$(120)	(20)%

New business TCV	$969	$2,104	$(1,135)	(54)%
Renewals TCV	1,657	2,059	(402)	(20)%
Total Signings	$2,626	$4,163	$(1,537)	(37)%

New business annual recurring revenue (ARR) signings(1)	$228	$287	$(59)	(21)%
New business non-recurring revenue (NRR) signings(2)	$309	$589	$(280)	(48)%
___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contacts shorter than one year.
The total new business pipeline at the end of December 31, 2024 and 2023 was $22.2 billion and $22.8 billion, respectively. Total new business pipeline is defined as total new business TCV pipeline of deals in all sell stages. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR Activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR activity metric
December 31, 2024	$92
September 30, 2024	46
June 30, 2024	(47)
March 31, 2024	6
December 31, 2023	49

CNDT 2024 Annual Report

Capital Resources and Liquidity
As of December 31, 2024 and 2023, total cash and cash equivalents were $366 million (of which approximately $140 million was cash in foreign locations) and $498 million (of which approximately $143 million was cash in foreign locations), respectively. We also have a $550 million Revolving Credit Facility for our various cash needs, of which none has been utilized for borrowings and $11 million has been utilized for letters of credit as of December 31, 2024. The amount of borrowings outstanding under the Revolving Credit Facility at each quarter-end may be limited by our leverage covenant. In February 2025, the Company borrowed $50 million under the Revolving Credit Facility for working capital purposes.
As of December 31, 2024, there was a total of $608 million of outstanding borrowings under our Term Loan A and Senior Notes, of which $14 million was due within one year. Additionally, as of December 31, 2024, we had $10 million of finance lease and other debt due within one year. Refer to Note 10 – Debt to the Consolidated Financial Statements for additional information regarding our debt.
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
Cash Flow Analysis
The following summarizes our cash flows for the two years ended December 31, 2024, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,		Change
(in millions)	2024	2023	2024 vs. 2023
Net cash provided by (used in) operating activities	$(50)	$89	$(139)
Net cash provided by (used in) investing activities	795	(93)	888
Net cash provided by (used in) financing activities	(877)	(81)	(796)
Operating Activities
The net decrease in cash flow provided by operating activities of $139 million was primarily related to lower Adjusted EBITDA due to divestitures and higher cash taxes, partially offset by improved accounts receivable Days Sales Outstanding and lower cash interest expense.
Investing Activities
The increase in cash provided by investing activities of $888 million was primarily due to the proceeds from our 2024 divestitures of $830 million and proceeds from the settlement of the Skyview matter related to notes receivable of $21 million. In addition, there was a planned decrease in capital spending in the current year.
Financing Activities
The increase in cash used in financing activities was mainly driven by the $642 million early repayment of Term Loan B and Term Loan A utilizing funds received from our divestitures. In addition, $132 million was utilized to purchase all of the common shares owned by the Icahn Parties.
Sales of Accounts Receivable
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the years ended December 31, 2024, 2023 and 2022 was $7 million, $(4) million and $54 million, respectively. The net impact from the sales of accounts receivable represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of collections prior to the end of the year.
Financial Instruments
Refer to Note 11 – Financial Instruments to the Consolidated Financial Statements for additional information.

CNDT 2024 Annual Report

Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $366 million as of December 31, 2024, along with cash generated by operations and amounts available for borrowing under our Revolving Credit Facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At December 31, 2024, our material cash requirements include the following contractual and other obligations.
Debt
As of December 31, 2024, we had total outstanding debt, including Finance leases, with floating and fixed rates totaling $646 million, of which $24 million was due within 12 months. Future interest payments associated with this debt, which has maturities through 2029, are forecast to be $192 million, of which $43 million is due within 12 months. Refer to Note 10 – Debt to the Consolidated Financial Statements for additional information.
Operating Leases
In the ordinary course of business, we enter into operating lease arrangements for certain equipment and facilities. As of December 31, 2024, total fixed lease payables were $226 million, of which $65 million was due within 12 months. Refer to Note 6 – Leases to the Consolidated Financial Statements for additional information.
Estimated Purchase Commitments
We have committed to purchasing certain materials and services to support our operations. The total of these commitments was $348 million as of December 31, 2024, of which $147 million is due within the next 12 months.
Other Contingencies and Commitments
As more fully discussed in Note 15 – Contingencies and Litigation to the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; employment law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers and customers. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.
We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Should developments in any of these areas cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. Refer to Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
As of December 31, 2024, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, refer to the preceding discussion of the Company's contractual cash obligations and other commercial commitments and Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding contingencies, guarantees and indemnifications.

CNDT 2024 Annual Report

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
Goodwill
Goodwill is not amortized but rather tested for impairment annually, or more frequently if an event or circumstance indicates that impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated adverse events or conditions impacting revenues, cash flows or profitability, unanticipated competitive activities and acts by governments and courts. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies and Note 7 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for additional information regarding our goodwill policies.
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
Annual Goodwill Impairment Evaluation
Our annual quantitative impairment test of goodwill was performed as of October 1, 2024.
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

CNDT 2024 Annual Report

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
Based on our quantitative assessments, we concluded that the fair value of our Government reporting unit exceeded its carrying value and, accordingly, we did not record any goodwill impairment charge as a result of our annual quantitative impairment test of goodwill for this reporting unit. If we used different assumptions for discount rates or long-term organic growth rates in this annual assessment, our calculated fair values of our Government reporting unit could be higher or lower which could result in a goodwill impairment. Refer to Note 7 – Goodwill and Intangible Assets, Net to the Consolidated Financial Statements for additional information on the impairment of the remaining goodwill in our Transportation reporting unit.
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
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $241 million and $253 million had valuation allowances of $95 million and $100 million at December 31, 2024 and 2023, respectively.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $19 million, $10 million and $12 million at December 31, 2024, 2023 and 2022, respectively.
Refer to Note 14 – Income Taxes to the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.

CNDT 2024 Annual Report

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
Refer to Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding loss contingencies.
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
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. GAAP. In addition, within this Form 10-K Part II Item 7 we have discussed our financial results using non-GAAP measures.
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

CNDT 2024 Annual Report

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
•Goodwill impairment. This represents goodwill impairment charges arising from annual or interim goodwill testing.
•(Gain) loss on divestitures and transaction costs. Represents (gain) loss on divested businesses and transaction costs.
•Litigation settlements (recoveries), net represents settlements or recoveries for various matters subject to litigation.
•Loss on extinguishment of debt. This represents write-off of debt issuance costs related to prepayments of debt.
•Other charges (credits). This includes Other (income) expenses, net on the Consolidated Statements of Income (loss) and other adjustments.
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

CNDT 2024 Annual Report

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
Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 11 – Financial Instruments to the Consolidated Financial Statements for additional discussion on our financial risk management.
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2024, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2024. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2024 would have an impact on our cumulative translation adjustment portion of equity of approximately $53 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $525 million at December 31, 2024.
Interest Rate Risk Management
The consolidated weighted-average interest rates related to our total debt for 2024 approximated 9.37% for Term Loan A, 6.20% for the Senior Notes and 8.70% for finance lease obligations. As of December 31, 2024, we did not have any borrowings outstanding under our 2021 Revolving Credit Facility maturing 2026. As of December 31, 2024, $88 million of our total debt of $646 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2024, a 10% increase in market interest rates would decrease the fair values of such financial instruments by approximately $15 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by approximately $15 million.

CNDT 2024 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Conduent Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Conduent Incorporated and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

CNDT 2024 Annual Report

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
Recognition of a Built-in Capital Loss Related to the Internal Reorganization of the Top Tier Foreign Holding Company
As described in Note 14 to the consolidated financial statements, the Company recorded a tax provision of $78 million for the year ended December 31, 2024. In the fourth quarter of 2024, the Company implemented an internal reorganization in which it sold a portion of its top tier foreign holding company to a lower tier subsidiary. This transaction and a subsequent tax election to treat the holding company as a partnership resulted in recognition of a built-in capital loss for tax purposes that offset capital gains from divestitures, resulting in net tax savings of $59 million. The determination of the tax characteristic of this transaction requires management to make judgments about the application of tax laws and regulations. The United States Internal Revenue Service could determine a different tax treatment that would have an adverse impact on the Company.
The principal considerations for our determination that performing procedures relating to the recognition of a built-in capital loss related to the internal reorganization of the top tier foreign holding company is a critical audit matter are (i) the significant judgment by management in applying tax laws and regulations in determining the built-in capital loss to be recognized related to the internal reorganization; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the built-in capital loss recognized related to the internal reorganization based on management’s application of tax laws and regulations; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including management’s judgments in applying tax laws and regulations in determining the built-in capital loss to be recognized related to the internal reorganization. These procedures also included among others (i) evaluating the step-plan for the internal reorganization; (ii) evaluating management’s assessment of whether the internal reorganization qualifies for recognition of a built-in capital loss; and (iii) evaluating third-party opinions used by management to support recognition of the built-in capital loss related to the internal reorganization. Professionals with specialized skill and knowledge were used to assist in evaluating management’s judgments in applying relevant tax laws and regulations in determining the built-in capital loss to be recognized related to the internal reorganization.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 19, 2025

We have served as the Company’s auditor since 2016.

CNDT 2024 Annual Report

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

/s/ CLIFFORD SKELTON	/s/ STEPHEN WOOD
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/s/ GEORGE ABATE
Vice President and Chief Accounting Officer

CNDT 2024 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2024	2023	2022
Revenue	$3,356	$3,722	$3,858
Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,730	2,888	3,018
Selling, general and administrative (excluding depreciation and amortization)	455	458	440
Research and development (excluding depreciation and amortization)	6	7	7
Depreciation and amortization	204	264	230
Restructuring and related costs	46	62	39
Interest expense	75	111	84
Loss on extinguishment of debt	8	—	—
Goodwill impairment	28	287	358
(Gain) loss on divestitures and transaction costs, net	(696)	10	(158)
Litigation settlements (recoveries), net	9	(30)	(32)
Other (income) expenses, net	(13)	(3)	(1)
Total Operating Costs and Expenses	2,852	4,054	3,985
Income (Loss) Before Income Taxes	504	(332)	(127)
Income tax expense (benefit)	78	(36)	55
Net Income (Loss)	$426	$(296)	$(182)

Net Income (Loss) per Share:
Basic	$2.28	$(1.41)	$(0.89)
Diluted	$2.23	$(1.41)	$(0.89)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2024 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2024	2023	2022
Net Income (Loss)	$426	$(296)	$(182)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(37)	31	(41)
Unrecognized gains (losses), net	(1)	1	(1)
Changes in benefit plans, net	1	(1)	5
Other Comprehensive Income (Loss), Net	(37)	31	(37)

Comprehensive Income (Loss), Net	$389	$(265)	$(219)
__________
(1)All amounts are net of tax. Tax effects were immaterial. Refer to Note 18 – Other Comprehensive Income (Loss) for information about pre-tax amounts.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2024 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2024	2023
Assets
Cash and cash equivalents	$366	$498
Accounts receivable, net	493	559
Assets held for sale	—	180
Contract assets	132	178
Other current assets	261	240
Total current assets	1,252	1,655
Land, buildings and equipment, net	167	197
Operating lease right-of-use assets	169	191
Intangible assets, net	14	32
Goodwill	609	651
Other long-term assets	388	436
Total Assets	$2,599	$3,162
Liabilities and Equity
Current portion of long-term debt	$24	$34
Accounts payable	157	174
Accrued compensation and benefits costs	170	183
Unearned income	103	91
Liabilities held for sale	—	58
Other current liabilities	290	328
Total current liabilities	744	868
Long-term debt	615	1,248
Deferred taxes	24	30
Operating lease liabilities	138	157
Other long-term liabilities	93	84
Total Liabilities	1,614	2,387

Contingencies (See Note 15)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(210)	(27)
Additional paid-in capital	3,952	3,938
Retained earnings (deficit)	(2,433)	(2,849)
Accumulated other comprehensive loss	(472)	(435)
Total Conduent Inc. Equity	839	629
Non-controlling Interest	4	4
Total Equity	843	633
Total Liabilities and Equity	$2,599	$3,162

Shares of common stock issued and outstanding	161,829	211,509
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	60,868	8,841

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2024 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$426	$(296)	$(182)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	204	264	230
Contract inducement amortization	3	3	3
Goodwill impairment	28	287	358
Deferred income taxes	(5)	(54)	9
Amortization of debt financing costs	3	4	4
Loss on extinguishment of debt	8	—	—
(Gain) loss on divestitures and sales of fixed assets, net	(724)	—	(165)
Stock-based compensation	19	19	21
Changes in operating assets and liabilities:
Accounts receivable	34	26	54
Other current and long-term assets	(60)	(111)	(123)
Accounts payable and accrued compensation and benefits costs	(14)	(52)	(10)
Other current and long-term liabilities	(11)	(2)	(44)
Net change in income tax assets and liabilities	39	1	(11)
Net cash provided by (used in) operating activities	(50)	89	144
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(28)	(51)	(92)
Cost of additions to internal use software	(28)	(42)	(61)
Proceeds from divestitures	851	—	326
Net cash provided by (used in) investing activities	795	(93)	173
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	80	—	—
Payments on revolving credit facility	(80)	—	(100)
Proceeds from the issuance of debt, net	—	—	13
Payments on debt	(676)	(41)	(33)
Treasury stock purchases	(182)	(27)	—
Taxes paid for settlement of stock-based compensation	(9)	(7)	(1)
Dividends paid on preferred stock	(10)	(10)	(10)
Contribution from noncontrolling interest	—	4	—
Net cash provided by (used in) financing activities	(877)	(81)	(131)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	6	(8)
Increase (decrease) in cash, cash equivalents and restricted cash	(142)	(79)	178
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	519	598	420
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$377	$519	$598
 ___________
(1)Includes $11 million, $21 million and $16 million of restricted cash as of the years ended December 31, 2024, 2023 and 2022, respectively, that was included in Other current assets on their respective Consolidated Balance Sheets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2024 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Non-controlling Interest	Shareholders’ Equity
Balance at December 31, 2021	$2	$—	$3,910	$(2,351)	$(429)	$—	$1,132
Dividend - preferred stock, $80/per share	—	—	—	(10)	—	—	(10)
Stock incentive plans, net	—	—	14	—	—	—	14
Comprehensive Income (Loss):
Net Loss	—	—	—	(182)	—	—	(182)
Other comprehensive income (loss), net	—	—	—	—	(37)	—	(37)
Total Comprehensive Income (Loss), Net	—	—	—	(182)	(37)	—	(219)
Balance at December 31, 2022	$2	$—	$3,924	$(2,543)	$(466)	$—	$917
Dividend - preferred stock, $80/per share	—	—	—	(10)	—	—	(10)
Stock incentive plans, net	—	—	14	—	—	—	14
Treasury stock purchases	—	(27)	—	—	—	—	(27)
Contribution from noncontrolling interest	—	—	—	—	—	4	4
Comprehensive Income (Loss):
Net Loss	—	—	—	(296)	—	—	(296)
Other comprehensive income (loss), net	—	—	—	—	31	—	31
Total Comprehensive Income (Loss), Net	—	—	—	(296)	31	—	(265)
Balance at December 31, 2023	$2	$(27)	$3,938	$(2,849)	$(435)	$4	$633
Dividend - preferred stock, $80/per share	—	—	—	(10)	—	—	(10)
Stock incentive plans, net	—	—	14	—	—	—	14
Treasury stock purchases	—	(183)	—	—	—	—	(183)
Comprehensive Income (Loss):
Net Income	—	—	—	426	—	—	426
Other comprehensive income (loss), net	—	—	—	—	(37)	—	(37)
Total Comprehensive Income (Loss), Net	—	—	—	426	(37)	—	389
Balance at December 31, 2024	$2	$(210)	$3,952	$(2,433)	$(472)	$4	$843
 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2024 Annual Report

CONDUENT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. Conduent delivers digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for its clients and the millions of people who count on them. The Company leverages cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 56,000 associates, as well as process expertise and advanced technologies, Conduent's solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
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
The Company has evaluated subsequent events through February 19, 2025.
The common stock of Conduent trades on the Nasdaq Global Select Market ("Nasdaq") under the ticker "CNDT".
Use of Estimates
The Company prepared the Consolidated Financial Statements using financial information available at the time of preparation, which requires it to make estimates and assumptions that affect the amounts reported. The Company's most significant estimates pertain to valuation of goodwill, contingencies and litigation and income taxes. These estimates are based on management's best knowledge of current events, historical experience, and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.
New Accounting Standards
Income Taxes: In December 2023, the Financial Accounting Standards Board ("FASB") issued final guidance designed to improve income tax disclosures, particularly disclosures around business entities' income tax rate reconciliation and income taxes paid. The guidance requires consistent categories and greater disaggregation of information in the reconciliation of an entity's statutory tax rate to its effective tax rate and information about income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is not early adopting this guidance. The Company is currently in the process of gathering the data required to be disclosed upon adoption. As the guidance is disclosure related, adoption will not have any impact on the Company's Consolidated Financial Statements.

CNDT 2024 Annual Report

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
Recently Adopted Accounting Standards
Segment Reporting: In November 2023, the FASB issued final guidance that expands reportable segment disclosures, particularly incremental segment expense disclosures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. As the guidance is disclosure related, adoption did not have any impact on the Company's Consolidated Financial Statements. The required additional disclosure is included in Note 3 – Segment Reporting.
Summary of Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds and investments with original maturities of three months or less.
Accounts Receivable, Net and Receivable Sales
Credit risk has not historically been significant to the Company's business due to the nature of its customers, which are state and federal governments, public sector, and large commercial corporations. The Company believes that the credit risk associated with its receivables is limited due to the creditworthiness of its customers. There were no allowances for credit losses at December 31, 2024 or 2023.
The Company enters into factoring agreements in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to third-party financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over, and risk related to, the receivables to the buyers. Cash proceeds from this arrangement are included in cash flow from operating activities in the Consolidated Statements of Cash Flows. In 2024, 2023 and 2022, the Company sold certain accounts receivable and derecognized the corresponding receivable balance. Accounts receivable sales for the years ended December 31, 2024 and 2023 were $624 million and $616 million, respectively.
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

CNDT 2024 Annual Report

of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Refer to Note 4 – Divestitures and Assets/Liabilities Held for Sale to the Consolidated Financial Statements for additional information.
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
Refer to Note 5 – Land, Buildings, Equipment and Software, Net for further discussion.
Internal Use and Product Software
Internal Use Software: The Company capitalizes direct costs associated with developing, purchasing or otherwise acquiring software for internal use and amortizes these costs on a straight-line basis over the estimated useful life of the software, beginning when the software is implemented. Costs for upgrades and enhancements that will not result in additional functionality are expensed as incurred. Amounts paid for Internal Use Software are included in Cash Flows from Investing Activities.
Product Software: The Company expenses product software costs to Research and development prior to technological feasibility. Upon reaching technological feasibility, certain costs related to the development of software solutions to be sold to its customers are capitalized. These costs are amortized on a straight-line basis over the estimated economic life of the software. Amounts paid for Product Software are included in Cash Flows from Operating activities. The Company performs annual reviews to ensure that unamortized Product Software costs remain recoverable from estimated future operating profits (net realizable value). Costs to support or service licensed software are charged to Costs of services as incurred.
Internal use and Product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Refer to Note 5 – Land, Buildings, Equipment and Software, Net and Note 9 – Supplementary Financial Information for further information.
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
Refer to Note 6 – Leases for further information.

CNDT 2024 Annual Report

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
Refer to Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding loss contingencies.
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
The Company tests goodwill for impairment annually as of October 1st, or more frequently if an event or change in circumstances indicate the asset may be impaired. Impairment testing for goodwill is performed at the reporting unit level using a qualitative and/or quantitative assessment. For the quantitative assessment, the Company determines the fair value of its reporting units utilizing a combination of both an Income Approach and a Market Approach. The Income Approach applies a discounted cash flow analysis based on forecasted future business results of the reporting units. The Market Approach utilizes the guideline public company method. These valuation approaches require significant judgment and consider several factors that include, but are not limited to, expected future cash flows, growth rates and discount rates and comparable multiples from publicly traded companies in our industry. In addition, the Company is required to make certain assumptions and estimates regarding the current economic environment, industry factors and the future profitability of its businesses.
When performing its discounted cash flow analysis for each reporting unit, the Company incorporates the use of projected financial information and discount rates that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue and expense projections, restructuring activities, capital spending trends and investment in working capital to support anticipated revenue growth or other changes in the business. The selected discount rates consider the risk and nature of the respective reporting units' cash flows, appropriate capital structure and rates of return that market participants would require to invest their capital in our reporting units.
The Company believes these assumptions are appropriate and reflect its forecasted long-term business model and considers its historical results as well as the current economic environment and markets that the Company serves. The most significant assumptions used in the goodwill analysis relate to discount rates and long-term organic growth rates.
For the 2024 annual impairment test, specifically with regards to the Transportation reporting unit, while the Market Approach was considered, the fair value assessment relied solely on the Income Approach due to near-term financial metrics not being at normalized levels. If the fair value of a reporting unit is less than its carrying amount,

CNDT 2024 Annual Report

an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Refer to Note 7 – Goodwill and Intangible Assets, Net for further information.
Other Intangible Assets
Other intangible assets primarily consist of assets acquired through business combinations, primarily installed customer base. Other intangible assets are amortized on a straight-line basis over their estimated economic lives unless impairment is identified.
Refer to Note 7 – Goodwill and Intangible Assets, Net for further information.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("Tax Reform"). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI were recognized for the year ended December 31, 2024.
Refer to Note 14 – Income Taxes for further discussion.
Share Repurchase Program
On May 16, 2023, the Board of Directors authorized a share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock over the next three years. This program was completed in September 2024. The Company had the discretion to repurchase shares periodically through open market transactions and may include Rule 10b5-1 trading plans.
This share repurchase program did not obligate the Company to acquire a specific number of shares and the program could have been modified, suspended or discontinued at any time at the Company’s discretion without prior notice.

CNDT 2024 Annual Report

The Company holds repurchased shares of common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders' equity. The Company accrues the cost of repurchased shares and excludes such shares from the calculation of basic and diluted earnings per share, as of the trade date. The Company recognized a liability for share repurchases which had not settled and for which cash had not been paid in Other current liabilities on the Company's Consolidated Balance Sheets.
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
For the year ended December 31, 2024, noncontrolling interest in Conduent Victoria was not material to the Company's Consolidated Statements of Income (Loss) or Consolidated Statements of Comprehensive Income (Loss) and, therefore, the Company did not present any separate disclosures for such noncontrolling interest in those statements.
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
Stock-based Compensation
Stock-based compensation expense for stock-based awards which include restricted stock units (RSUs) and performance stock units (“PSUs") is based on the grant date fair value of those awards. Stock-based compensation expense is recognized for RSUs as shares vest over the requisite service period. Vesting of PSUs is contingent on meeting performance targets. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed.
Refer to Note 17 – Shareholders’ Equity for further information.
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

CNDT 2024 Annual Report

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
Refer to Note 2 – Revenue for further discussion.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental costs related to obtaining customer contracts. These costs are recorded as Deferred contract costs, net within Other long-term assets. The judgments made in determining the costs to be capitalized include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. Capitalized costs are amortized within Depreciation and amortization over the term of the contract or the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Sales commissions are expensed as incurred if the amortization period is one year or less. In addition, the Company may provide inducement payments to secure customer contracts. These inducement payments are capitalized and amortized as a reduction of revenue over the term of the customer contract.
The Company also capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs primarily

CNDT 2024 Annual Report

consist of set-up and transition activities and are included in Deferred contract costs, net within Other long-term assets. Contract fulfillment costs are amortized within Depreciation and amortization on a systematic basis over the expected period of benefit as the Company satisfies its performance obligations by transferring services to the customer.
Deferred contract costs are periodically reviewed for impairment.
Refer to Note 2 – Revenue for further discussion.
Note 2 – Revenue
Disaggregation of Revenue
In 2024, revenue from the BenefitWallet Portfolio and the Casualty Claims Solutions business were reclassified to the Divestitures segment from the Commercial segment. In addition, in 2024, revenue from the Curbside Management and Public Safety businesses was reclassified to the Divestitures segment from the Transportation segment. All prior periods presented have been recast to reflect these changes.
The following table provides information about disaggregated revenue by major service offering and reportable segment and the timing of revenue recognition. Refer to Note 3 – Segment Reporting for additional information on the Company's reportable segments.

	Year Ended December 31,
(in millions)	2024	2023	2022
Commercial:
Customer experience management	$552	$619	$636
Business operations solutions	536	516	553
Healthcare claims and administration solutions	216	211	210
Human capital solutions	302	322	370
Total Commercial	1,606	1,668	1,769
Government:
Government healthcare solutions	551	605	589
Government services solutions	433	489	561
Total Government	984	1,094	1,150
Transportation:
Road usage charging & management solutions	244	317	328
Transit solutions	341	233	226
Commercial vehicles	1	8	8
Total Transportation	586	558	562
Divestitures	180	402	377
Total Consolidated Revenue	$3,356	$3,722	$3,858

Timing of Revenue Recognition:
Point in time	$106	$107	$115
Over time	3,250	3,615	3,743
Total Revenue	$3,356	$3,722	$3,858

The Company's contracts with customers are broadly similar in nature throughout the Company's major service offerings. The following is a description of the major service offerings:
Customer Experience Management: The Company delivers a full range of customer contact services and customer communications, including customer care, technical support, loyalty management, and outbound and inbound sales, handling many complex interactions and representing the brands of its clients. The Company creates better experiences across the customer lifecycle through a variety of channels including social media, chat, email, voice and virtual agent to help customers where and how they want to engage. Through omni-channel communications, automation and analytics, as well as labor efficiencies, the Company helps its clients reduce costs, enable scale and drive revenue growth and efficiencies. The Company serves marquee clients across multiple

CNDT 2024 Annual Report

sectors including financial services, health and life sciences, logistics, retail, technology and telecom, travel, and hospitality sectors, helping to resolve complex issues for the customers with empathy and effectiveness.
Business Operations Solutions: The Company helps its clients digitally transform business processes and drive efficiency, automation and scale across essential business functions. The Company streamlines client operations through its deep industry experience, understanding of its clients’ needs and the latest technology solutions to reduce costs, improve security, performance and accuracy, and enable revenue growth, while enhancing the end-user experience. The Company's portfolio of solutions spans automated document and data management, payments processing, finance, accounting, and procurement and financial industry solutions.
Healthcare Claims and Administration Solutions: On behalf of the healthcare industry, the Company delivers administration, clinical support, claims management and patient assistance solutions across the healthcare ecosystem to reduce costs, increase compliance and enhance utilization, while improving outcomes and experiences for members and patients. The Company's solutions span: clinical trials, sales, access, and adherence to pharmaceutical clients; claim processing, care integration, subrogation and payment integrity solutions to managed care companies; and intake mailroom/data capture and medical management services to claims payers and third-party administrators.
Human Capital Solutions: The Company provides services to support its clients' employees at all stages of their employment from on-boarding through retirement. The Company's solutions span Benefits Administration, Human Resources ("HR") and Payroll and Learning. On behalf of global organizations and governments, the Company delivers technology-led HR services and solutions that improve business processes across the employee journey to maximize business performance, while increasing employee satisfaction, engagement, and overall well-being. These solutions help empower millions of employees and span health, benefits, payroll, onboarding and learning administration, annual enrollment, wealth and retirement, pensions administration, HR, talent, and workforce management.
Government Healthcare Solutions: The Company provides program administration solutions for government healthcare programs with a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, customer contact services, application processing, premium billing, and case management solutions.
Government Services Solutions: The Company is a leader in government payment disbursements for federally sponsored programs including benefit card programs and payment card programs. Benefit card programs are closed loop solutions that support Supplemental Nutrition Assistance Program ("SNAP"), Temporary Assistance for Needy Families ("TANF") and Women, Infants and Children ("WIC"). Payment card programs are open loop solutions that support child support and Unemployment Insurance ("UI"). The Company also offers a broad set of child support services predominately to State Disbursement Units ("SDUs"), including processing and distributing payments, child support payment cards, childcare credentialing and case management, among others, to help states comply with federal standards.
Road Usage Charging and Management Services: The Company's electronic tolling, urban congestion management and mileage-based user solutions help its clients accurately assess and collect payments millions of times every day to generate revenue for infrastructure improvements. The Company's solutions include vehicle passenger detection systems, electronic toll collection, automated license plate recognition and congestion management solutions.
Transit Solutions: For train, bus, subway, metro and other transit travelers, the Company helps make journeys more personalized and convenient while increasing fare collections for authorities and agencies. The Company combines fare collection, account-based ticketing and intelligent mobility to provide clients with the added efficiency of a single point of management for all transit solutions.
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

CNDT 2024 Annual Report

example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Contract assets are transferred to Accounts receivable, net when the rights to consideration become unconditional. Unearned income includes payments received in advance of performance under the contract, which are realized when the associated revenue is recognized under the contract.
The following table provides information about significant movements in contract assets (current and long-term):

(in millions)	December 31, 2024	December 31, 2023
Beginning balance	$190	$184
Additional contract assets recognized	139	236
Billed and transferred to Accounts receivable and other	(194)	(227)
Impairments	—	(3)
Ending balance(1)	$135	$190
___
(1) Of which $3 million and $12 million are included in Other long-term assets as of December 31, 2024 and 2023, respectively.
The following table provides information about significant movements in unearned income balances (current and long-term):

(in millions)	December 31, 2024	December 31, 2023
Beginning balance	$146	$123
Additional deferral of income	276	361
Revenue recognized related to deferral of income(1)	(267)	(330)
Other	—	(8)
Ending balance(2)	$155	$146
___
(1) Of which $92 million and $62 million were recognized during the years ended December 31, 2024 and 2023, respectively, that related to the Company's unearned income as of December 31, 2023 and 2022, respectively.
(2) Of which $52 million and $55 million are included in Long-term unearned income as of December 31, 2024 and 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at December 31, 2024, was approximately $1.4 billion. The Company expects to recognize approximately 72% of this revenue over the next 2 years and the remainder thereafter.
Costs to Obtain and Fulfill a Contract
The following table shows the net book value of the capitalized costs to obtain and fulfill a contract:

(in millions)	December 31, 2024	December 31, 2023
Costs to obtain a contract	$19	$21
Costs to fulfill a contract	99	60
The amortization of costs incurred to obtain and fulfill a contract, excluding contract inducements, for the years ended December 31, 2024, 2023 and 2022 were $40 million, $40 million and $34 million, respectively.
The expected amortization expense for the next five years and thereafter for the costs to obtain and fulfill a contract is as follows (in millions):

2025	2026	2027	2028	2029	Thereafter
$36	$26	$17	$10	$9	$20
The net book value of contract inducement costs was $8 million and $10 million as of December 31, 2024 and 2023, respectively.

CNDT 2024 Annual Report

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
Divestitures includes the Company's BenefitWallet Portfolio for which the Company completed the transfer in the second quarter of 2024, its Curbside Management and Public Safety Solutions businesses which it sold in the second quarter of 2024 and its Casualty Claims business which it sold in the third quarter of 2024. Additionally, Divestitures includes the Company's Midas business which it sold in the first quarter of 2022. Refer to Note 4 – Divestitures and Assets/Liabilities Held for Sale for additional information.
The Company's CODM evaluates the Company's financial performance based on Segment profit (loss) for its three reportable segments - Commercial, Government and Transportation. The Company's CODM uses Segment profit (loss) information to monitor budget versus actual results and then uses this information to help make informed decisions about future resource investment, potential restructuring of segments to enhance overall company performance, and future divestitures and acquisitions.
The Company's CODM does not evaluate operating segments using discrete asset information as a significant portion of the assets is managed at the total company level.
•Commercial: The Commercial segment provides business process services that span its clients' businesses end-to-end from the front-office to the back-office for a variety of commercial industries. These solutions are both cross-industry and industry-specific in nature. Across the Commercial segment, the Company operates on its clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enhance performance for the Company's clients and deliver better experiences for their consumers and employees.
•Government: The Government segment provides government-centric business process services and solutions to U.S. federal, state, local and foreign governments for public assistance, healthcare programs and administration, transaction processing, payment services and case management. In this segment, the Company helps governments respond to changing rules for eligibility and keep pace with increasing citizen expectations, modernize legacy technology systems, combat benefits fraud and shift in response to an evolving regulatory environment.
•Transportation: The Transportation segment provides government agencies and transportation authorities around the world with solutions serving toll and fare collections as well as mobility and digital payments that help streamline operations and increase revenue, systems, support, and revenue-generating solutions to government transportation agencies. With an expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, the Company's solutions help reduce congestion and greenhouse emissions, while creating seamless travel experiences for consumers throughout transportation ecosystems.

CNDT 2024 Annual Report

The Company adopted the new segment guidance for the year ended December 31, 2024 on a retrospective basis. The following table presents revenues, expenses and segment profit (loss) for the Company's reportable segments:

	Year Ended December 31,
(in millions)	Commercial	Government	Transportation	Total(1)
2024
Segment revenue	$1,606	$984	$586	$3,176

Expenses
Wages and benefits	$1,081	$420	$256	$1,757
Services and supplies	212	282	279	773
Rent lease and maintenance expense	145	66	46	257
Other operating expense	1	6	6	13
Depreciation and amortization expense	90	44	24	158
Segment expenses	$1,529	$818	$611	$2,958

Segment profit (loss)	$77	$166	$(25)	$218

2023
Segment Revenue	$1,668	$1,094	$558	$3,320

Expenses
Wages and benefits	$1,132	$411	$247	$1,790
Services and supplies	224	284	242	750
Rent lease and maintenance expense	140	65	43	248
Other operating expense	8	9	10	27
Depreciation and amortization expense	128	41	23	192
Segment expenses	$1,632	$810	$565	$3,007

Segment profit (loss)	$36	$284	$(7)	$313

2022
Segment Revenue	$1,769	$1,150	$562	$3,481

Expenses
Wages and benefits	$1,174	$419	$228	$1,821
Services and supplies	275	328	234	837
Rent lease and maintenance expense	148	67	40	255
Other operating expense	8	5	6	19
Depreciation and amortization expense	93	37	20	150
Segment expenses	$1,698	$856	$528	$3,082

Segment profit (loss)	$71	$294	$34	$399
__________
(1)    Total excludes Divestitures and Unallocated Costs.

CNDT 2024 Annual Report

Other operating expense shown above is primarily comprised of third-party legal fees and other miscellaneous expenses.
The following is a reconciliation of Segment profit (loss) to Income (loss) before income taxes:

(in millions)	Year Ended December 31,
	2024	2023	2022
Segment Profit (Loss)	$218	$313	$399

Reconciling items:
Divestitures profit(1)	35	103	70
Unallocated costs(2)	(287)	(304)	(293)
Amortization of acquired intangible assets	(5)	(7)	(13)
Restructuring and related costs	(46)	(62)	(39)
Interest expense	(75)	(111)	(84)
Loss on extinguishment of debt	(8)	—	—
Goodwill impairment	(28)	(287)	(358)
Gain (loss) on divestitures and transaction costs, net	696	(10)	158
Litigation (settlements) recoveries, net	(9)	30	32
Other income (expenses), net	13	3	1
Income (Loss) Before Income Taxes	$504	$(332)	$(127)
__________
(1)    Divestitures profit is Income (loss) before income taxes.
(2)    Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments.
Refer to Note 2 – Revenue for additional information on disaggregated revenues of the reportable segments.
No sales to an individual customer accounted for more than 10% of revenue for the years ended December 31, 2024, 2023 or 2022. Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
(in millions)	2024	2023	2022	2024	2023
United States	$2,887	$3,328	$3,473	$386	$480
Europe	291	314	328	31	34
Other areas	178	80	57	98	109
Total Revenues and Long-Lived Assets	$3,356	$3,722	$3,858	$515	$623
__________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net, (iii) Product software, net and (iv) Operating lease right-of-use assets.

Note 4 – Divestitures and Assets/Liabilities Held for Sale
Divestiture of Casualty Claims Solutions Business
On May 3, 2024, the Company entered into a definitive agreement to sell the Company’s Casualty Claims Solutions business (collectively referred to as the "Casualty Disposal Group") to MedRisk. On September 1, 2024, the sale was completed and MedRisk paid Conduent $224 million of cash consideration, subject to certain post-closing adjustments. These adjustments were finalized in the first quarter of 2025 and were not material.
In 2024, the Company recorded a gain on the sale of $194 million less costs to sell of $8 million, which is recorded in Gain (loss) on divestitures and transaction costs. Additionally, the Company recorded $33 million of income tax expense related to the divestiture.

CNDT 2024 Annual Report

The Casualty Disposal Group generated revenue and income (loss) before income taxes as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue	$100	$146	$157
Income (loss) before income taxes	6	6	7
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
On April 30, 2024, Conduent completed the sale of this business. The Company received $181 million of cash consideration and a $50 million non-interest bearing note payable to the Company due on April 30, 2025. Additionally, the Company received reimbursement for payments made by the Company related to finance lease liabilities and related costs and the reimbursement for the purchase of certain equipment made by the Company on the buyer's behalf. In 2024, the Company recorded a gain on the sale of $103 million less costs to sell of $5 million, which is recorded in Gain (loss) on divestitures and transaction costs. The Company recorded $28 million of income tax expense in connection with the divestiture.
The Curbside Disposal Group generated revenue and income (loss) before income taxes as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue	$50	$137	$146
Income (loss) before income taxes	6	6	17
Transfer of BenefitWallet Portfolio
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "BenefitWallet Portfolio") to HealthEquity, Inc. for an aggregate purchase price of $425 million, subject to customary purchase price adjustments. As of December 31, 2023, there were no asset or liability balances related to the BenefitWallet Portfolio that would require disclosure as assets and liabilities held for sale on the Company's Consolidated Balance Sheet.
The transfer of the BenefitWallet Portfolio closed in multiple tranches from March to May 2024 and the Company received aggregate cash consideration of $425 million as the tranches closed. The Company recorded a gain on the transfer of $425 million less costs to sell of $11 million, which is recorded in Gain (loss) on divestitures and transaction costs, net. The Company recorded $102 million of income tax expense in connection with the transfer of the BenefitWallet Portfolio.
The BenefitWallet Portfolio generated revenue and income (loss) before income taxes as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue	$30	$118	$65
Income (loss) before income taxes	20	87	40
Divestiture of Midas Business
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

CNDT 2024 Annual Report

The Midas business generated revenue and income (loss) before income taxes as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue	$—	$—	$7
Income (loss) before income taxes	—	—	—
Assets/Liabilities Held for Sale
As of December 31, 2023, the sale of the Curbside Management and Public Safety Solutions businesses had not yet closed. Accordingly, the assets and liabilities of this portfolio, collectively referred to as the Curbside Disposal Group, were reclassified as held for sale and measured at the lower of carrying value or fair value less costs to sell. As described above, the sale closed in the second quarter of 2024 and the assets and liabilities held for sale have been removed from the Company's Consolidated Balance Sheets.
The following is a summary of the major categories of assets and liabilities that were classified as held for sale as of December 31, 2023:

(in millions)	December 31, 2023
Accounts Receivable, net	$49
Other current assets	3
Land, building and equipment, net	52
Operating lease right-of-use assets	6
Goodwill	35
Other long-term assets	35
Total Assets held for sale	$180
Current portion of long-term debt	$5
Accounts payable	11
Accrued compensation and benefits costs	2
Unearned income	4
Other current liabilities	9
Long-term debt	19
Operating lease liabilities	4
Other long-term liabilities	4
Total Liabilities held for sale	$58

CNDT 2024 Annual Report

Note 5 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net was as follows:

	Estimated Useful Lives	December 31,
(in millions except as noted)	(Years)	2024	2023
Land		$1	$1
Building and building equipment	25 to 50	6	6
Leasehold improvements	Varies	214	221
IT, other equipment and office furniture	3 to 15	831	844
Other	4 to 20	2	2
Construction in progress		12	27
Subtotal		1,066	1,101
Accumulated depreciation		(899)	(904)
Land, Buildings and Equipment, Net		$167	$197
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $80 million, $102 million and $111 million, respectively.
Internal Use and Product Software
Internal use and Product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Internal use and Product software as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2024	2023	2022
Internal use software	$28	$42	$61
Product software	14	21	39

	December 31,
(in millions)	2024	2023
Internal use software, at cost	$528	$612
Accumulated amortization	(421)	(469)
Internal use software, net	$107	$143

Product software, at cost	$226	$219
Accumulated amortization	(154)	(127)
Product software, net	$72	$92

The useful lives of the Company's Internal use software and enhancements range from one to five years. Product software is amortized over the shorter of: (i) four years; (ii) the expected economic life of the product; or (iii) the term of the associated customer contract. Amortization expense for Internal use and Product software for the years ended December 31, 2024, 2023 and 2022 was $79 million, $114 million and $71 million, respectively. The 2023 amount includes the write-off of capitalized software costs totaling $25 million, stemming from management’s decision to abandon an internal use software product and a decision by a customer to not implement a product software solution.

CNDT 2024 Annual Report

Note 6 - Leases
The Company has entered into non-cancelable operating and finance leases primarily for office space and equipment with lease terms that range from less than one year to 21 years.
The components of lease costs were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Finance Lease Costs:
Amortization of right of use assets	$12	$12	$10
Interest on lease liabilities	3	2	1
Total Finance Lease Costs	$15	$14	$11
Operating lease costs:
Base rent	$67	$75	$79
Short-term lease costs	1	2	4
Variable lease costs(1)	21	23	24
Sublease income	(1)	—	(1)
Total Operating Lease Costs	$88	$100	$106
__________
(1)Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75	$83	$93
Operating cash flows from finance leases	2	3	1
Total Cash Flow from Operating Activities	$77	$86	$94

Financing cash flow from finance leases	$17	$16	$10

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$41	$70	$43
Finance leases	$19	$21	$14

CNDT 2024 Annual Report

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2024	2023
Operating lease assets:
Operating lease right-of-use assets	$169	$191
Operating lease liabilities:
Other current liabilities	52	54
Operating lease liabilities	138	157
Total Operating Lease Liabilities	$190	$211

Finance lease assets:
Land, buildings and equipment, net	$37	$21
Finance lease liabilities:
Current portion of long-term debt	8	12
Long-term debt	18	10
Total Finance Lease Liabilities	$26	$22
The weighted average discount rates and weighted average remaining lease terms for operating and finance leases as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average discount rates	8.4%	8.7%	8.1%	9.0%
Weighted average remaining lease term (in years)	4	4	4	2
Maturities of operating and finance lease liabilities as of December 31, 2024 were as follows:

	December 31, 2024
(in millions)	Operating Lease Payments	Finance Lease Payments
2025	$65	$10
2026	59	7
2027	46	6
2028	24	6
2029	13	1
Thereafter	19	—
Total undiscounted lease payments	226	30
Less imputed interest	36	4
Present value of lease liabilities	$190	$26

As of December 31, 2024, the Company had entered into additional operating lease agreements for equipment for $3 million, real estate for $8 million and finance leases for equipment for $25 million which have not commenced and have not been recognized on the Company's Consolidated Balance Sheet. These leases are expected to commence in 2025 with average lease terms of 3 years, 7 years and 5 years, respectively.

CNDT 2024 Annual Report

Note 7 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial	Government	Transportation	Total
Balance at December 31, 2022	$287	$611	$57	$955
Foreign currency translation	—	12	6	18
Impairment	(287)	—	—	(287)
Assets Held For Sale	—	—	(35)	(35)
Balance at December 31, 2023	$—	$623	$28	$651
Foreign currency translation	—	(14)	—	(14)
Impairment	—	—	(28)	(28)
Balance at December 31, 2024	$—	$609	$—	$609

Gross goodwill	$2,198	$1,363	$608	$4,169
Accumulated impairment	(2,198)	(754)	(608)	(3,560)
Balance at December 31, 2024	$—	$609	$—	$609
2024 Impairment Testing and Impairment Charge
The Company performed its annual goodwill impairment test as of October 1, 2024 for the Government and Transportation reporting units. This testing did not identify any goodwill impairment for the Government reporting unit and, accordingly, no impairment charge was recorded. However, the testing identified a $28 million goodwill impairment for the Transportation reporting unit, which was primarily due to a reduction in projected cash flows from new customer contract signings and increased delivery costs. This represents a full impairment of goodwill for the Transportation reporting unit.
2023 Impairment Charge
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement (the "Purchase Agreement") to transfer its BenefitWallet Portfolio, which was reported within the Company’s Commercial segment. Since the Purchase Agreement did not represent a disposition of a business, no goodwill was allocated to the BenefitWallet Portfolio related to this transaction.
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

CNDT 2024 Annual Report

Intangible Assets, Net
Net intangible assets were $14 million at December 31, 2024, substantially all of which is recorded in the Company's Commercial segment. Intangible assets were comprised exclusively of Customer relationships as follows:

		December 31, 2024			December 31, 2023
(in millions, except years)	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Total Intangible Assets	14 years	$36	$22	$14	$85	$53	$32

In 2024, intangible assets with a net book value of $13 million were divested in connection with the sale of the Casualty Claims Solutions business. Amortization expense related to intangible assets was $5 million, $7 million and $13 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense is expected to approximate $3 million in 2025, $2 million in 2026, $2 million in 2027, $1 million in 2028 and $1 million in 2029.
Note 8 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $5 million, $9 million and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively. Management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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
A summary of the Company's restructuring program activity during the two years ended December 31, 2024 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs(2)	Asset Impairments	Total
Balance at December 31, 2022	$10	$—	$—	$10
Provision	31	22	11	64
Changes in estimates	(2)	—	—	(2)
Total Net Current Period Charges(1)	29	22	11	62
Charges against reserve and currency	(30)	(21)	(11)	(62)
Balance at December 31, 2023	$9	$1	$—	$10
Provision	22	19	6	47
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	21	19	6	46
Charges against reserve and currency	(17)	(18)	(6)	(41)
Balance at December 31, 2024	$13	$2	$—	$15
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown.
(2)During the year ended December 31, 2024, the Company incurred $4 million of costs for bringing certain technology functions in-house. The Company also incurred costs related to professional support services associated with the implementation of certain cost reduction and

CNDT 2024 Annual Report

strategic transformation programs of $4 million during the year ended December 31, 2024. These costs are included in the above table in Termination and other costs.
No restructuring and related costs are allocated to the segments.
Note 9 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

	December 31,
(in millions)	2024	2023
Other Current Assets
Prepaid expenses	$77	$70
Income taxes receivable	11	38
Value-added tax receivable	7	8
Restricted cash	11	21
Net receivables from buyers of divested businesses	52	—
Other	103	103
Total Other Current Assets	$261	$240
Other Current Liabilities
Accrued liabilities to vendors	$156	$188
Litigation related accruals	8	6
Current operating lease liabilities	52	54
Restructuring liabilities	15	10
Income tax payable	3	1
Other taxes payable	16	19
Accrued interest	5	6
Other	35	44
Total Other Current Liabilities	$290	$328
Other Long-term Assets
Internal use software, net	$107	$143
Deferred contract costs, net(1)	126	91
Product software, net	72	92
Deferred tax assets	23	21
Other	60	89
Total Other Long-term Assets	$388	$436
Other Long-term Liabilities
Income tax liabilities	$18	$6
Unearned income	52	55
Other	23	23
Total Other Long-term Liabilities	$93	$84
__________
(1)Represents capitalized costs associated with obtaining or fulfilling a contract with a customer. The balances at December 31, 2024 and 2023 are expected to be amortized over a weighted average remaining life of approximately 3 and 4 years, respectively. See Note 2 – Revenue for more information.
Note 10 – Debt
The Company classifies its debt based on the contractual maturity dates of the underlying debt instruments. The Company defers costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in the Consolidated Statements of Income (Loss).

CNDT 2024 Annual Report

Long-term debt was as follows:

		December 31,
(in millions)	Weighted Average Interest Rates at December 31, 2024(1)	2024	2023
Term loan A due 2026	9.37%	$88	$238
Term loan B due 2028	—%	—	505
Senior notes due 2029	6.20%	520	520
Revolving credit facility maturing 2026	—%	—	—
Finance lease obligations	8.70%	26	22
Other	3.98%	12	15
Principal Debt Balance		$646	$1,300
Debt issuance costs and unamortized discounts		(7)	(18)
Less: current maturities		(24)	(34)
Total Long-term Debt		$615	$1,248
 ____________
(1)Represents weighted average effective interest rate which includes the effect of discounts and debt issuance costs on issued debt.

Scheduled principal payments due on long-term debt for the next five years (in millions) were as follows:

2025	2026	2027	2028	2029	Thereafter	Total
$24	$90	$5	$6	$521	$—	$646
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
As of December 31, 2024, the Company had no outstanding balance under its Revolving Credit Facility. However, the Company utilized $11 million of its Revolving Credit Facility capacity to issue letters of credit. The net amount available to be drawn upon under the Revolving Credit Facility as of December 31, 2024, was $539 million. The amount of borrowings outstanding under its Revolving Credit Facility at each quarter-end may be limited by our leverage covenant.
The Credit Agreement permits the Company to request incremental term loan borrowings and /or increase commitments, subject to certain limitations and satisfaction of certain conditions.
Borrowings under the Term Loan A, the Term Loan B and the Revolving Credit Facility bear interest, at the Company's option, at a rate per annum equal to an applicable margin over a base rate or a Secured Overnight Financing Rate ("SOFR"), depending on the type of loan. The applicable margin for the Term Loan A and the Revolving Credit Facility for SOFR loans range from 1.75% to 2.75% per annum, depending on certain leverage ratios and for base rate loans range from 0.75% to 1.75% per annum. The margin for SOFR loans at December 31, 2024 was 2.25%. In addition to paying interest on outstanding principal under the Revolving Credit Facility, the Company is required to pay a commitment fee ranging from 0.3% to 0.5% per annum to the lenders in respect of unutilized commitments thereunder and the commitment fee was 0.4% at December 31, 2024.
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

CNDT 2024 Annual Report

(which pledges, in the case of any foreign subsidiary, are limited to 65% of the capital stock of any first-tier foreign subsidiary).
The Credit Agreement contains certain customary affirmative and negative covenants, restrictions, prepayment terms and events of default. It requires the consolidated first lien net leverage ratio to not exceed 3.50 to 1.00. This covenant applies to the Term Loan A and Revolving Credit Facility. The covenant is tested as of the last day of any fiscal quarter. As of December 31, 2024, the Company was in compliance with all debt covenants related to the Senior Credit Facilities. No mandatory debt prepayments were made as they were not required pursuant to the terms of the Credit Agreement.
During 2024, the Company utilized a portion of the proceeds from the closing of its divestitures to voluntarily prepay all of the principal of the Term Loan B and $137 million of the Term Loan A.
In connection with these voluntary prepayments, the Company wrote-off related debt issuance costs of $8 million which is included in Loss on extinguishment of debt in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024.
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
Interest is payable semi-annually. Prior to November 1, 2024, the Issuers can redeem the Senior Notes, in whole or in part, at a price equal to the principal amount of the Senior Notes, plus a make-whole premium plus accrued and unpaid interest. The Issuers can redeem the Senior Notes, in whole or in part, at any time on or after November 1, 2024, at the redemption prices specified in the Indenture governing the Senior Notes, plus accrued and unpaid interest, if any, up to but excluding the redemption date. In addition, the Company may be required to make an offer to purchase the notes upon the sale of certain assets and upon a change of control. No Senior Notes were redeemed in 2024 or 2023.
Interest
Interest paid on short-term and long-term debt amounted to $72 million, $106 million and $84 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Interest expense and interest income were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest expense	$75	$111	$84
Interest income(1)	23	18	7
 ____________
(1)Included in Other (income) expenses, net on the Consolidated Statements of Income (Loss).
Note 11 – Financial Instruments
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

CNDT 2024 Annual Report

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
Summary of Foreign Exchange Hedging Positions
At December 31, 2024 and 2023, the Company had outstanding forward exchange with gross notional values of $203 million and $148 million, respectively. At December 31, 2024, approximately 77% of these contracts mature within three months, 9% in three to six months, 11% in six to twelve months and 3% in greater than 12 months.
The following is a summary of the primary hedging positions and corresponding fair values:

	December 31, 2024		December 31, 2023
(in millions)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Currencies Hedged (Buy/Sell)
Philippine Peso/U.S. Dollar	$67	$(1)	$64	$—
Indian Rupee/U.S. Dollar	55	(1)	54	—
Euro/U.S. Dollar	57	—	18	—
All Other	24	—	12	—
Total Foreign Exchange Hedging	$203	$(2)	$148	$—
____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet.

Note 12 – Fair Value of Financial Assets and Liabilities
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value based on the observability of significant inputs to the measurement. The levels of the fair value hierarchy are as follows:
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

(in millions)	December 31, 2024	December 31, 2023
Assets:
Foreign exchange contracts - forward	$—	$1
Total Assets	$—	$1
Liabilities:
Foreign exchange contracts - forward	$(2)	$—
Total Liabilities	$(2)	$—

Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

CNDT 2024 Annual Report

	December 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$615	$588	$1,248	$1,191
Liabilities held for sale	$—	$—	$58	$58
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.
The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).
Note 13 – Employee Benefit Plans
Defined Benefit Plans
The Company's remaining benefit obligations and plan assets at December 31, 2024 were $13 million and $0 million, respectively. The Company's benefit obligations and plan assets at December 31, 2023 were $13 million and $0 million, respectively.
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
The Company recorded expenses related to its defined contribution plans of $5 million in 2024, $11 million in 2023 and $10 million in 2022.
Note 14 - Income Taxes
Income (loss) before income taxes was as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Domestic income (loss)	$461	$(349)	$(149)
Foreign income	43	17	22
Income (Loss) Before Income Taxes	$504	$(332)	$(127)
Provision (benefit) for income taxes were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Federal Income Taxes
Current	$45	$6	$30
Deferred	(5)	(41)	14
Foreign Income Taxes
Current	23	12	9
Deferred	(7)	(2)	(2)
State Income Taxes
Current	15	—	8
Deferred	7	(11)	(4)
Total Provision (Benefit)	$78	$(36)	$55

CNDT 2024 Annual Report

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	1.8%	(1.2)%	(3.5)%
Change in valuation allowance for deferred tax assets	1.7%	0.8%	(8.0)%
State taxes, net of federal benefit	3.6%	3.1%	(2.4)%
Tax-exempt income, credits and incentives	(0.8)%	0.8%	3.0%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	0.1%	(0.4)%	(1.9)%
Divestitures	(1.7)%	—%	(17.9)%
Internal reorganization	(13.4)%	—%	—%
Impairments(2)	0.9%	(12.2)%	(39.8)%
Unrecognized tax benefits	1.7%	0.4%	6.6%
Audit and other tax adjustments	0.9%	(1.4)%	(1.2)%
Excess tax benefits	—%	—%	0.6%
Other(3)	(0.3)%	(0.2)%	(0.4)%
Effective Income Tax Rate	15.5%	10.7%	(43.9)%
 _______________
(1)    The “Foreign rate differential adjusted for U.S. taxation of foreign profits” includes the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
(2)    Impairment represents adjustments for the non-deductible component of goodwill in 2024, 2023 and 2022.
(3)    In 2024, 2023 and 2022, the "Other" line includes immaterial reconciling items. As such, the Company believes it is appropriate for these items to remain in "Other".
On a consolidated basis, the Company paid $44 million, $18 million and $53 million in combined income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2024, 2023 and 2022, respectively.
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
In the fourth quarter of 2024, the Company implemented an internal reorganization in which it sold a portion of its top tier foreign holding company to a lower tier subsidiary. This transaction and a subsequent tax election to treat the holding company as a partnership resulted in recognition of a built-in capital loss for tax purposes that offset capital gains from divestitures, resulting in net tax savings of $59 million. The determination of the tax characteristic of this transaction requires management to make judgments about the application of tax laws and regulations. The United States Internal Revenue Service could determine a different tax treatment that would have an adverse impact on the Company.
As of December 31, 2024, the Company had $19 million of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. Of this amount, $17 million is related to the valuation of the Company's foreign operations used in the calculation of the loss on the internal reorganization mentioned above.

CNDT 2024 Annual Report

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2024	2023	2022
Balance at January 1	$10	$12	$23
Additions related to current year	17	—	—
Additions related to prior years positions	2	—	1
Reductions related to prior years positions	(9)	(1)	(2)
Settlements with taxing authorities	(1)	(1)	(5)
Lapse of Statute of limitations	—	—	(5)
Balance at December 31	$19	$10	$12

The Company maintains offsetting benefits from other jurisdictions of $2 million, $1 million and $1 million, at December 31, 2024, 2023 and 2022, respectively. The Company recognized interest and penalties accrued on unrecognized tax benefits within income tax expense. The Company had $1 million, $2 million and $3 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2024, 2023 and 2022, respectively. We are subject to federal income tax examinations in the U.S. and to income tax examinations in various states and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations for years before 2021. With limited exceptions, as of December 31, 2024, we are no longer subject to state, local or foreign examinations by tax authorities for years before 2020.
Deferred Income Taxes
The Company is indefinitely reinvested in the undistributed earnings of its foreign subsidiaries with respect to the U.S. These foreign subsidiaries have aggregate cumulative undistributed earnings of $118 million as of December 31, 2024. For years after 2017, current tax law allows for certain earnings to be repatriated free from U.S. Federal taxes. However, the repatriation of earnings could give rise to additional tax liabilities. The Company has not provided for these liabilities. The Company has also not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries. A determination of the unrecognized deferred taxes related to these other components of the Company's outside basis differences is not practicable. The Company has provided for deferred taxes with respect to certain unremitted earnings of foreign subsidiaries that are not indefinitely reinvested between foreign subsidiaries outside of the U.S.

CNDT 2024 Annual Report

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(in millions)	2024	2023
Deferred Tax Assets
Net operating losses and capital loss carryforward	$86	$100
Operating reserves, accruals and deferrals	41	36
Deferred compensation	2	2
Interest expense capitalization	11	18
Settlement reserves	5	4
Operating lease liabilities	43	48
Tax credits	10	6
Capitalized research and experimentation costs	24	21
Compensation related accruals	18	16
Other	1	2
Subtotal	241	253
Valuation allowance	(95)	(100)
Total	$146	$153

Deferred Tax Liabilities
Intangibles and goodwill	$32	$29
Depreciation	48	72
Operating lease right-of-use assets	38	43
Other	29	18
Total	$147	$162

Total Deferred Tax Assets (Liabilities), Net	$(1)	$(9)
The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2024 and 2023 was a decrease of $5 million and a decrease of $2 million, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which the Company has concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
At December 31, 2024, the Company had tax credit carryforwards of $10 million available to offset future income taxes, which will expire between 2027 and 2043, if not utilized.
The following table presents the Company's worldwide net operating loss carryforwards ("NOLs") as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(in millions)	Gross	Tax Effected	Gross	Tax Effected
U.S Federal NOLs limited by Section 382 of the Tax Code	$2	$—	$3	$1
U.S. State NOLs	255	13	367	18
Foreign NOLs	303	71	308	79
Total	$560	$84	$678	$98

CNDT 2024 Annual Report

The Company has $560 million of gross net operating loss carryforwards for income tax purposes including $439 million that will expire between 2025 and 2044, if not utilized, and $121 million available to offset future taxable income indefinitely. The Company had $7 million of foreign capital losses available to offset future capital gains income indefinitely. The Company does not expect to receive a tax benefit for the majority of the NOLs presented above, as valuation allowances have been recorded against most of the state and foreign NOLs and capital losses.
Note 15 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of December 31, 2024. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of December 31, 2024, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
Litigation Against the Company
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs Skyview Capital LLC and Continuum Global Solutions LLC (collectively "Skyview") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Conduent Business Services, LLC, a wholly-owned subsidiary of the Company ("CBS"). The lawsuit relates to the sale of a portion of CBS's select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million in principal amount of promissory notes from plaintiffs (the "Notes"). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of covenant; and fraud. Plaintiffs alleged that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs sought a judgment that they have no obligation to pay the Notes. On August 20, 2020, CBS filed counterclaims against Skyview seeking the outstanding balance on the Notes, the amounts owed for operating certain Jamaica-based call centers on plaintiffs' behalf pending closing (the "Jamaica Deferred Closing"), other obligations under a transition services agreement and TSA amendments (the "TSAs"), and late rent payment obligations. CBS also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Fact and expert discovery have concluded and the parties filed summary judgment motions on July 24, 2023. On December 5, 2023, the court heard oral argument on the parties’ cross-motions for summary judgment, and rendered its decision on December 8, 2023, finding there are certain material issues of fact that require trial, and also entering partial summary judgment for each side. On January 5, 2024, CBS filed its notice of appeal of the portion of the ruling that

CNDT 2024 Annual Report

did not grant its motion for summary judgment in its entirety and that granted certain limited relief in favor of plaintiffs. On January 23, 2024, Skyview filed its own notice of appeal, challenging the decision granting a portion of CBS’s counterclaims. The parties' appeals have been fully briefed and the parties await oral argument to be scheduled by the Court.
In July 2024, Skyview informed CBS of its intention to sell a portion of its call center business. The parties reached an agreement on August 8, 2024, under which, contemporaneously with the closing of such a transaction, Skyview would pay the outstanding principal plus interest due on the outstanding Notes, fully discharging Skyview's obligations under the Notes, and would pay certain of CBS's litigation costs.
On September 24, 2024, Skyview and the buyer announced a signed and binding asset purchase agreement. Following regulatory review, the transaction closed in December 2024, at which point Skyview paid CBS $33 million, representing the outstanding principal and interest due on the Notes and reimbursement of certain litigation costs. Skyview has withdrawn its arguments in the litigation regarding its purported right to set-off amounts due under the Notes, though Skyview's claims for alleged fraud, breach of covenant, and breach of representation and warranty otherwise are unaffected. In addition, CBS dismissed its two counterclaims related to the Notes. CBS's remaining counterclaims related to the Jamaica Deferred Closing, the TSAs, and rent payment obligations are unaffected.
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

CNDT 2024 Annual Report

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
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2024, the Company had $595 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $168 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
Note 16 - Common Stock and Preferred Stock
Icahn Share Repurchase
On June 8, 2024, the Company entered into a purchase agreement (the "Icahn Purchase Agreement") with Carl C. Icahn and certain of his affiliates pursuant to which the Company agreed to purchase an aggregate of approximately

CNDT 2024 Annual Report

38 million shares of the Company’s common stock, at a price of $3.47 per share, the closing price on June 7, 2024, the last full trading day prior to the execution of the Icahn Purchase Agreement, for an aggregate purchase price of $132 million. The purchase was completed and settled on June 10, 2024, and was funded through a combination of cash on hand and a drawdown under the Company’s Revolving Credit Facility, which has since been repaid.
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
Note 17 – Shareholders’ Equity
Preferred Stock
As of December 31, 2024, the Company had one class of preferred stock outstanding. Refer to Note 16 – Common Stock and Preferred Stock for further information. The Company is authorized to issue approximately 100 million shares of convertible preferred stock at $0.01 par value per share.
Common Stock
The Company has 1 billion authorized shares of common stock at $0.01 par value per share. At December 31, 2024, 21.6 million shares were reserved for issuance under the Company's incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.
Stock Compensation Plans
Certain of the Company's employees participate in a long-term incentive plan. The Company's long-term incentive plan authorizes the issuance of restricted stock units / shares and performance stock units / share to employees. Stock-based compensation expense includes expense based on the awards and terms previously granted to the employees.
Stock-based compensation expense was as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Stock-based compensation expense, pre-tax	$19	$19	$21
Income tax benefit recognized in earnings	4	4	4

Restricted Stock Units / Shares ("RSUs"): Compensation expense is based upon the grant date market price. The compensation expense is recorded over the vesting period based on management's estimate of the number of shares expected to vest. The Company’s RSU awards typically vest in three separate and equal tranches over a 2.75 years period. Each tranche vests annually, at December 31, following the date of grant.

CNDT 2024 Annual Report

In 2024, the Company issued 408,000 Deferred Stock Units ("DSU") to non-employee members of the Board of Directors. DSU awards typically vest in accordance with certain service conditions.
Performance Stock Units / Shares ("PSUs"): The Company has granted PSUs under various scenarios including:
•PSUs that vest contingent upon its achievement of certain specified financial performance criteria that are averaged over a three-year period. If the three-year actual results exceed the stated targets, then the plan participants have the potential to earn additional shares of common stock, which cannot exceed 50% and 100% of the original grant for the awards granted in 2024 and 2023, respectively. The fair value of these PSUs is based upon the market price of Conduent's common stock on the date of the grant. Compensation expense is recognized over the vesting period, which is 2.75 years from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.
•PSUs that vest contingent upon the increase of Conduent’s stock price to certain levels over a 2.75 years period from the date of grant. The number of shares eligible to vest may be adjusted upward or downward by 50% based on total shareholder return, which measures the Company’s stock performance relative to the stock performance of the Company’s proxy peers over the measurement period. These PSUs also have a service requirement that must be met for them to vest. The fair value of these PSUs is based upon a Monte Carlo simulation. Compensation expense is recognized over the vesting period based on management's estimate of the number of shares expected to vest. The PSUs granted in 2022 were canceled at December 31, 2024 as the performance measures were not met.
Summary of Stock-based Compensation Activity

	2024		2023		2022
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units / Shares
Outstanding at January 1	5,031	$4.02	3,165	$5.39	3,792	$4.57
Granted	3,912	3.36	5,418	3.51	3,431	5.15
Vested	(3,498)	3.87	(3,103)	4.49	(3,238)	4.38
Canceled	(1,058)	3.53	(449)	4.26	(820)	4.56
Outstanding at December 31	4,387	3.67	5,031	4.02	3,165	5.39

Performance Stock Units / Shares
Outstanding at January 1	5,013	$3.97	3,097	$5.16	3,609	$4.71
Granted	3,848	3.29	3,052	3.27	2,186	4.80
Vested	—	—	(49)	1.39	(1,688)	2.02
Canceled	(2,914)	4.47	(1,087)	5.52	(1,010)	8.02
Outstanding at December 31	5,947	3.28	5,013	3.97	3,097	5.16
The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2024 was as follows (in millions):

Awards	Unrecognized Compensation	Remaining Weighted-Average Expense Period (Years)
Restricted Stock Units / Shares	$9	1.6
Performance Stock Units / Shares	7	1.8
Total	$16
The aggregate intrinsic value of outstanding RSUs and PSUs awards were as follows (in millions):

Awards	December 31, 2024
Restricted Stock Units / Shares	$18
Performance Stock Units / Shares	24

CNDT 2024 Annual Report

The total intrinsic value and actual tax benefit realized for vested stock-based awards were as follows:

(in millions)	December 31, 2024			December 31, 2023			December 31, 2022
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units / Shares	$14	$—	$1	$11	$—	$2	$13	$—	$3
Performance Stock Units / Shares	—	—	—	—	—	—	7	—	1
Note 18 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2024		2023		2022
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Currency Translation
Currency translation adjustments, net	$(37)	$(37)	$31	$31	$(41)	$(41)
Translation adjustments gains (losses)	$(37)	$(37)	$31	$31	$(41)	$(41)
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	$(1)	$(1)	$1	$1	$(1)	$(1)
Net Unrealized Gains (Losses)	$(1)	$(1)	$1	$1	$(1)	$(1)

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	$1	$1	$(1)	$(1)	$5	5
Changes in Defined Benefit Plans Gains (Losses)	$1	$1	$(1)	$(1)	$5	$5

Other Comprehensive Income (Loss)	$(37)	$(37)	$31	$31	$(37)	$(37)
Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2021	$(431)	$2	$—	$(429)
Other comprehensive income (loss) before reclassifications	(41)	(1)	5	(37)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(41)	(1)	5	(37)
Balance at December 31, 2022	$(472)	$1	$5	$(466)
Other comprehensive income (loss) before reclassifications	31	1	(1)	31
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	31	1	(1)	31
Balance at December 31, 2023	$(441)	$2	$4	$(435)
Other comprehensive income (loss) before reclassifications	(37)	(1)	1	(37)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(37)	(1)	1	(37)
Balance at December 31, 2024	$(478)	$1	$5	$(472)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT 2024 Annual Report

Note 19 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted loss per share of common stock:

	Year Ended December 31,
(in millions, except per share data. Shares in thousands)	2024	2023	2022
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$426	$(296)	$(182)
Dividend - Preferred Stock	(10)	(10)	(10)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$416	$(306)	$(192)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$426	$(296)	$(182)
Dividend - Preferred Stock	—	(10)	(10)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$426	$(306)	$(192)

Weighted Average Common Shares Outstanding - Basic	182,513	216,779	215,886
Common Shares Issuable with Respect to:
Restricted Stock and Performance Units / Shares	3,224	0	0
8% Convertible Preferred Stock	5,393	0	0
Weighted Average Common Shares Outstanding - Diluted	191,130	216,779	215,886

Net Earnings (Loss) per Share:
Basic	$2.28	$(1.41)	$(0.89)
Diluted	$2.23	$(1.41)	$(0.89)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	7,731	8,652	5,469
Convertible preferred stock	—	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	7,731	14,045	10,862
Note 20 – Related Party Transactions
In the normal course of business, the Company provided services to, and purchased from, certain related parties with the same shareholders. The services provided to these entities included those related to human resources, end-user support and other services and solutions. The purchases from these entities included office equipment and related services and supplies. Revenue and purchases from these entities were included in Revenue and Costs of services or Selling, general and administrative, respectively, on the Company's Consolidated Statements of Income (Loss).
Xerox Corporation ("Xerox") was historically classified as a related party due to significant shares of both Xerox and the Company being held by entities controlled by one individual. As of September 28, 2023, Xerox was no longer considered a related party due to the disposition of all Xerox stock by these entities and, therefore, the Company does not consider transactions with Xerox after that date to be transactions with related parties.
Transactions with related parties were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue from related parties	$—	$6	$11
Purchases from related parties	$—	$18	$26
The Company had no receivable or payable balances with related party entities as of December 31, 2024 and 2023.

CNDT 2024 Annual Report

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
Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

CNDT 2024 Annual Report

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
10b5-1 Plans
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business–Information About Our Executive Officers." The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"). The 2025 Proxy Statement is expected to be filed within 120 days after the end of our fiscal year ended December 31, 2024.
If applicable, the information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Reports" of our 2025 Proxy Statement.
The information required by this Item regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Board of Directors and Board Committees” in our 2025 Proxy Statement.
The information required by this Item regarding our insider trading policy is incorporated by reference herein from the subsection entitled "Trading, Hedging and Pledging" in our 2025 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer (the "Finance Code of Conduct"). The Finance Code of Conduct can be found on our website at: https://www.conduent.com/corporate-governance/ethics-and-compliance/. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2025 Proxy Statement and is incorporated here by reference. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report.

CNDT 2024 Annual Report

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item included under the following captions in our 2025 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis” (including the “Summary Compensation Table”, “Grants of Plan-Based Awards in 2024”, “Outstanding Equity Awards at 2024 Fiscal Year-End”, “Option Exercises and Stock Vested in 2024”, “Potential Payments upon Termination or Change in Control”, and “Compensation Committee Report” subsections), “Annual Director Compensation” and “Compensation Committee Interlocks and Insider Participation”. The information included under the heading “Compensation Committee Report” in our 2025 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the subsections entitled "Securities Ownership," and “Equity Compensation Plan Information” in our 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” in our 2025 Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.Index to Financial Statements filed as part of this report:

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 238);
▪Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2024;
▪Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2024;
▪Consolidated Balance Sheets as of December 31, 2024 and 2023;
▪Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2024;
▪Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2024;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

2.Financial Statement Schedules:

▪Schedule II–Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2024.

CNDT 2024 Annual Report

3.The exhibits filed herewith are set forth in the exhibit Index included herein.

(b)    Management contracts or compensatory plans or arrangements listed that are applicable to the executive officers named in the Summary Compensation Table which appears in the Registrant's 2025 Proxy Statement or to our directors are preceded by an asterisk (*).

SCHEDULE II

Valuation and Qualifying Accounts

No allowances or recoveries for credit losses were recorded for the three years ended December 31, 2024. Activity in tax valuation allowances for the three years ended December 31, 2024 is shown below:

(in millions)		Balance at beginning of period	Additions charged to expense	Amounts (credited) charged to other income statement accounts	Deductions and other, net of recoveries	Balance at end of period
Tax Valuation Allowance(1):
2024	Tax Valuation	100	14	—	(19)	95
2023	Tax Valuation	102	9	—	(11)	100
2022	Tax Valuation	82	34	—	(14)	102
 __________
(1)Tax valuation allowances are primarily related to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
ITEM 16. FORM 10-K SUMMARY

None.

CNDT 2024 Annual Report

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
			10-Q	10.6(f)	11/14/2021
10.2(a)	Joinder Agreement to Agreement, dated December 31, 2016, among Conduent Incorporated, Xerox Corporation, Icahn Partners Master Fund LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Jonathan Christodoro and Carl C. Icahn.		8-K	10.6	1/3/2017
10.2(b)	Agreement, dated January 28, 2016, among Xerox Corporation, Icahn Partners Master Fund LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Jonathan Christodoro and Carl C. Icahn.		Amend- ment 1 to Form 10	10.6	8/15/2016
10.3(a)	Exchange Agreement dated October 27, 2016 by and among Darwin A. Deason, Conduent Incorporated and Xerox Corporation.		Amend- ment 5 to Form 10	10.14	10/28/2016
10.3(b)	Shareholders Agreement dated December 18, 2018 by and between Darwin Deason and Conduent Incorporated.		8-K	10.1	12/18/2018
*10.4(a)(i)	Form of Restricted Stock Unit Award Agreement 2020 under the PIP.		10-Q	10.6(a)(vi)	5/8/2020
*10.4(a)(ii)	Form of Performance Restricted Stock Unit Award Agreement 2020 under the PIP.		10-Q	10.6(a)(vii)	5/8/2020
*10.4(a)(iii)	Registrant’s 2021 Performance Incentive Plan (“2021 PIP”).		DEF 14A	Annex A	4/9/2021
*10.4(a)(iv)	Form of Restricted Stock Unit Award Agreement 2021 under the 2021 PIP.		10-Q	10.6(a)(x)	8/5/2021
*10.4(a)(v)	Form of Performance Stock Unit Award Agreement 2021 ("Revenue Metric") under the 2021 PIP.		10-Q	10.6(a)(xi)	8/5/2021
*10.4(a)(vi)	Form of Performance Stock Unit Award Agreement 2021 ("Share Hurdle Metric") under the 2021 PIP.		10-Q	10.6(a)(xii)	8/5/2021
*10.4(a)(vii)	Form of Restricted Stock Unit Award Agreement 2022 under the 2021 PIP		10-Q	10.6(a)(ix)	5/3/2022

CNDT 2024 Annual Report

*10.4(a)(viii)	Form of Performance Restricted Stock Unit Award Agreement 2022 under the 2021 PIP		10-Q	10.6(a)(x)	5/3/2022
*10.4(a)(ix)	Form of Agreement for Non-Employee Directors under 2021 PIP.		10-Q	10.6(a)(xiii)	8/5/2021
*10.4(a)(x)	Registrant’s Equity Compensation Plan for Non-Employee Directors dated as of December 15, 2016 (“ECPNED”).		Registration Statement on Form S-8 (No. 333-215361)	4.4	12/29/2016
*10.4(a)(xi)	Form of Restricted Stock Unit Award Agreement 2023 under the 2021 PIP.		10-Q	10.6(a)(i)	5/3/2023
*10.4(a)(xii)	Form of Performance Stock Unit Award Agreement 2023 (Revenue Growth) under the 2021 PIP.		10-Q	10.6(a)(ii)	5/3/2023
*10.4(a)(xiii)	Form of Performance Stock Unit Award Agreement 2023 (rTSR) under the 2021 PIP.		10-Q	10.6(a)(iii)	5/3/2023
*10.4(a)(xiv)	Form of Restricted Stock Unit Award Agreement 2024 under the 2021 PIP		10-Q	10.6(a)(i)	5/2/2024
*10.4(a)(xv)	Form of Performance Stock Unit Award Agreement 2024 (Adjusted Revenue Growth) under the 2021 PIP.		10-Q	10.6(a)(ii)	5/2/2024
*10.4(a)(xvi)	Form of Performance Stock Unit Award Agreement 2024 (rTSR) under the 2021 PIP.		10-Q	10.6(a)(iii)	5/2/2024
*10.4(b)	Registrant's Amended and Restated Executive Change in Control Severance Plan.	X
*10.4(c)(i)	Letter Agreement dated May 21, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.		8-K	10.6(h)	5/28/2019
10.4(c)(ii)	Letter Agreement dated August 6, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.		8-K	10.6(j)	8/7/2019
*10.4(c)(iii)	Letter Agreement dated February 25, 2020 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.		10-K	10.6(e)(ii)	2/26/2020
*10.4(c)(iv)	Letter Agreement dated February 23, 2021 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.		10-K	10.6(d)(iii)	2/24/2021
*10.4(d)	Letter Agreement dated May 5, 2021 between Conduent Incorporated and Stephen Wood regarding compensation arrangements.		8-K	10.1	5/5/2021
*10.4(e)	Letter Agreement dated November 5, 2019 between Conduent Incorporated and Michael Krawitz.		10-K	10.6(i)	2/26/2020
*10.4(f)	U.S. Executive Severance Policy, as amended	X
*10.4(g)	Form of Director and Officer Indemnification Agreement		10-Q	10.1	11/1/2023
10.5	Purchase Agreement dated June 8, 2024, among the Company and the Icahn Parties.		8-K	10.1	6/10/2024
19	Insider Trading Policy		10-K	19	2/21/2024
21	List of subsidiaries of Registrant.	X
23	Consent of PricewaterhouseCoopers LLP.	X
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32**	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	X
97	Conduent Incorporated Compensation Recoupment Policy, effective as of October 31, 2023		10-K	97	2/21/2024

CNDT 2024 Annual Report

101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

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

CNDT 2024 Annual Report

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ CLIFFORD SKELTON
Clifford Skelton Chief Executive Officer

February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 19, 2025

Signature	Title
Principal Executive Officer:
/s/ CLIFFORD SKELTON	President, Chief Executive Officer and Director
Clifford Skelton
Principal Financial Officer:
/s/ STEPHEN WOOD	Executive Vice President and Chief Financial Officer
Stephen Wood
Principal Accounting Officer:
/s/ GEORGE ABATE	Vice President and Chief Accounting Officer
George Abate

/s/ KATHY HIGGINS VICTOR	Director
Kathy Higgins Victor
/s/ SCOTT LETIER	Director and Chairman of the Board
Scott Letier
/s/ MICHAEL MONTELONGO	Director
Michael Montelongo
/s/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández

CNDT 2024 Annual Report