Form 10-Q
period 2025-03-31
CONDUENT Inc
filed 2025-05-07
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at April 30, 2025
Common Stock,	$0.01 par value	161,830,138

CNDT Q1 2025 Form 10-Q

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; risk and impact of geopolitical events and increasing geopolitical tensions (such as the war in the Ukraine and conflict in the Middle East), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; risks related to our use of artificial intelligence ("AI"); the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; risks related to hacking or other cybersecurity threats to our data systems, information systems and network infrastructure and other service interruptions, including relating to the cyber event that took place in January 2025, including the Company’s investigation of such incident and mitigation and remediation efforts, the nature and extent of such incident, the potential disruption to our business or operations, the potential impact on the Company’s reputation, and the Company’s assessments of the likely financial and operational impacts of such incident; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to recently completed divestitures including the (i) transfer of the Company’s BenefitWallet’s health savings account, medical savings account and flexible spending account portfolio, (ii) sale of the Company’s Curbside Management and Public Safety Solutions businesses and (iii) sale of the Company's Casualty Claims Solutions business, including but not limited to the Company’s ability to realize the benefits anticipated from such transactions, unexpected costs, liabilities or delays in connection with such transactions, and the significant transaction costs associated with such transactions; government appropriations and termination rights contained in our government contracts; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2024 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K filed (or furnished) with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q1 2025 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

March 31, 2025

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q1 2025 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Revenue	$751	$921

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	618	735
Selling, general and administrative (excluding depreciation and amortization)	120	116
Research and development (excluding depreciation and amortization)	1	2
Depreciation and amortization	48	62
Restructuring and related costs	4	9
Interest expense	12	27
(Gain) loss on divestitures and transaction costs, net	3	(161)
Litigation settlements (recoveries), net	2	4
Loss on extinguishment of debt	—	2
Other (income) expenses, net	(1)	(2)
Total Operating Costs and Expenses	807	794

Income (Loss) Before Income Taxes	(56)	127

Income tax expense (benefit)	(5)	28
Net Income (Loss)	$(51)	$99

Net Income (Loss) per Share:
Basic	$(0.33)	$0.46
Diluted	$(0.33)	$0.46

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Net Income (Loss)	$(51)	$99
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	9	(11)
Unrecognized gains (losses), net	2	—
Other Comprehensive Income (Loss), Net	11	(11)

Comprehensive Income (Loss), Net	$(40)	$88
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$277	$366
Accounts receivable, net	480	493
Contract assets	131	132
Other current assets	297	261
Total current assets	1,185	1,252
Land, buildings and equipment, net	179	167
Operating lease right-of-use assets	164	169
Intangible assets, net	13	14
Goodwill	610	609
Other long-term assets	381	388
Total Assets	$2,532	$2,599
Liabilities and Equity
Current portion of long-term debt	$26	$24
Accounts payable	155	157
Accrued compensation and benefits costs	165	170
Unearned income	83	103
Other current liabilities	294	290
Total current liabilities	723	744
Long-term debt	625	615
Deferred taxes	16	24
Operating lease liabilities	134	138
Other long-term liabilities	88	93
Total Liabilities	1,586	1,614

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(210)	(210)
Additional paid-in capital	3,955	3,952
Retained earnings (deficit)	(2,486)	(2,433)
Accumulated other comprehensive loss	(461)	(472)
Total Conduent Inc. Equity	800	839
Noncontrolling Interest	4	4
Total Equity	804	843
Total Liabilities and Equity	$2,532	$2,599

Shares of common stock issued and outstanding	161,830	161,829
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	60,868	60,868

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(51)	$99
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	48	62
Contract inducement amortization	—	1
Deferred income taxes	(8)	13
Amortization of debt financing costs	—	1
Loss on extinguishment of debt	—	2
(Gain) loss on divestitures and sales of fixed assets, net	—	(164)
Stock-based compensation	3	3
Changes in operating assets and liabilities:
Accounts receivable	16	(52)
Other current and long-term assets	(45)	(23)
Accounts payable and accrued compensation and benefits costs	(6)	(10)
Other current and long-term liabilities	(13)	(6)
Net change in income tax assets and liabilities	(2)	37
Net cash provided by (used in) operating activities	(58)	(37)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(14)	(13)
Cost of additions to internal use software	(4)	(8)
Proceeds from divestitures	1	164
Net cash provided by (used in) investing activities	(17)	143
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	50	—
Payments on revolving credit facility	(50)	—
Payments on debt	(8)	(175)
Treasury stock purchases	—	(17)
Taxes paid for settlement of stock-based compensation	—	(5)
Dividends paid on preferred stock	(2)	(2)
Net cash provided by (used in) financing activities	(10)	(199)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(2)
Increase (decrease) in cash, cash equivalents and restricted cash	(84)	(95)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	377	519
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$293	$424
 ___________
(1)Includes $16 million and $9 million of restricted cash as of March 31, 2025 and 2024, respectively, that were included in Other current assets on the respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2024	$2	$(210)	$3,952	$(2,433)	$(472)	$4	$843
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	3	—	—	—	3
Treasury stock purchases	—	—	—		—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(51)	—	—	(51)
Other comprehensive income (loss), net	—	—	—	—	11	—	11
Total Comprehensive Income (Loss), Net	—	—	—	(51)	11	—	(40)
Balance at March 31, 2025	$2	$(210)	$3,955	$(2,486)	$(461)	$4	$804

	Three Months Ended March 31, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2023	$2	$(27)	$3,938	$(2,849)	$(435)	$4	$633
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	3	—	—	—	3
Treasury stock purchases	—	(17)	—	—	—	—	(17)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	99	—	—	99
Other comprehensive income (loss), net	—	—	—	—	(11)	—	(11)
Total Comprehensive Income (Loss), Net	—	—	—	99	(11)	—	88
Balance at March 31, 2024	$2	$(44)	$3,941	$(2,752)	$(446)	$4	$705

___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2025 Form 10-Q

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. Conduent delivers digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for its clients and the millions of people who count on them. The Company leverages cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 53,000 associates, as well as process expertise and advanced technologies, Conduent's solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Summary of Significant Accounting Policies
The Company's significant accounting policies are described in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
During 2025, there have been no changes to the Company's significant accounting policies as described therein.
Note 2 – Recent Accounting Pronouncements
New Accounting Standards Adopted
Segment Reporting: In November 2023, the Financial Accounting Standards Board ("FASB") issued final guidance that expands reportable segment disclosures, particularly incremental segment expense disclosures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. As the guidance is disclosure related, adoption did not have any impact on the Company's Condensed Consolidated Financial Statements. The required additional disclosure is included in Note 4 – Segment Reporting.

CNDT Q1 2025 Form 10-Q

New Accounting Standards To Be Adopted
Income Taxes: In December 2023, the FASB issued final guidance designed to improve income tax disclosures, particularly disclosures around business entities' income tax rate reconciliation and income taxes paid. The guidance requires consistent categories and greater disaggregation of information in the reconciliation of an entity's statutory tax rate to its effective tax rate and information about income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The required disclosure will be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. As the guidance is disclosure related, adoption will not have any impact on the Company's Condensed Consolidated Financial Statements.
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
During the first quarter of 2025, the Company updated the presentation of disaggregated revenue by major service offering within the Commercial segment. This change had no impact on disaggregated revenue by reportable segment or the timing of revenue recognition. All prior periods presented have been revised to reflect this change.
The following table provides information about disaggregated revenue by major service offering and reportable segment and the timing of revenue recognition. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments and Note 5 – Divestitures for additional information on the Company's divestitures.

CNDT Q1 2025 Form 10-Q

	Three Months Ended March 31,
(in millions)	2025	2024
Commercial:
Customer Experience Management	$144	$151
BPaaS	117	126
Integrated Digital Solutions	141	142
Total Commercial	402	419
Government:
Government Healthcare Solutions	126	153
Government Services Solutions	90	105
Total Government	216	258
Transportation:
Road Usage Charging & Management Solutions	65	67
Transit Solutions	68	76
Commercial Vehicles	—	1
Total Transportation	133	144
Divestitures	—	100
Total Consolidated Revenue	$751	$921

Timing of Revenue Recognition:
Point in time	$23	$31
Over time	728	890
Total Revenue	$751	$921

There have been no changes to the major service offerings within the Government and Transportation segments as disclosed in Note 2 - Revenue in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. As noted above, the Company has updated the presentation of its major service offerings within the Commercial segment. These major service offerings are described as follows:
Customer Experience Management: The Company delivers a full range of customer contact services including customer care, technical support, loyalty management, and outbound and inbound sales, handling many complex interactions and representing the brands of its clients. The Company creates better experiences across the customer lifecycle through a variety of channels including chat, email, voice and virtual agent to help customers where and how they want to engage. Through omni-channel communications, automation and analytics, as well as labor efficiencies, the Company helps its clients drive revenue growth, enable scale, and gain cost reductions and other operational efficiencies. The Company serves marquee clients across multiple sectors, including the financial services, healthcare and life sciences, logistics, technology, telecom, travel and hospitality sectors, helping to resolve complex issues for their customers with empathy and effectiveness.
Business Process as a Service ("BPaaS"): The Company helps its clients digitally transform business processes and drive efficiency, automation and scale across essential business functions. The Company streamlines client operations through its deep industry experience, understanding of its clients’ needs and the latest technology solutions to reduce costs, improve security, performance and accuracy, and enable revenue growth, while enhancing the end-user experience. The Company's portfolio of BPaaS solutions spans payment integrity, finance, accounting, and procurement, human capital, legal and compliance, and bank and lending.
Integrated Digital Solutions: The Company drives efficiencies for clients with more digitized processes across the customer and document lifecycle through automation, data analytics and AI-powered solutions. This helps to shorten time to decisions on items like claims and applications while lowering costs, reducing manual effort, improving data accuracy, providing omnichannel communications and enhancing the overall customer experience. The Company's solutions span: document and claims processing; health plan administration; scanning and digitization of mailrooms, data and documents; omnichannel digital and physical communications, including print and mail and solutions focused specifically in the pharmaceutical and banking industries.

CNDT Q1 2025 Form 10-Q

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
The following table provides information about significant movements in contract assets (current and long-term) for the three months ended March 31, 2025 and 2024:

(in millions)	2025	2024
Beginning balance	$135	$190
Additional contract assets recognized	24	52
Billed and transferred to Accounts receivable and other	(22)	(68)
Ending balance(1)	$137	$174
___
(1) Of which $6 million and $8 million are included in Other long-term assets as of March 31, 2025 and 2024, respectively.
The following table provides information about significant movements in unearned income balances (current and long-term) for the three months ended March 31, 2025 and 2024:

(in millions)	2025	2024
Beginning balance	$155	$146
Additional deferral of income	39	75
Revenue recognized related to deferral of income(1)	(63)	(68)
Ending balance(2)	$131	$153
___
(1) Of which $52 million and $44 million were recognized during the three months ended March 31, 2025 and 2024, respectively, that related to the Company's unearned income as of December 31, 2024 and 2023, respectively.
(2) Of which $49 million and $58 million are included in Long-term unearned income as of March 31, 2025 and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2025 was approximately $1.4 billion. The Company expects to recognize approximately 74% of this revenue over the next two years and the remainder thereafter.
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
Divestitures includes the Company's BenefitWallet Portfolio for which the Company completed the transfer in the second quarter of 2024, its Curbside Management and Public Safety Solutions businesses which it sold in the second quarter of 2024 and its Casualty Claims business which it sold in the third quarter of 2024. Refer to Note 5 – Divestitures for additional information.
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

CNDT Q1 2025 Form 10-Q

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
•Transportation: The Transportation segment provides government agencies and transportation authorities around the world with systems, support and revenue-generating solutions serving toll and fare collections as well as mobility and digital payments that help streamline operations and increase revenue to government transportation agencies. With an expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, the Company's solutions help reduce congestion and greenhouse emissions, while creating seamless travel experiences for consumers throughout transportation ecosystems.
Selected financial information for the Company's segments is as follows:

	Three Months Ended March 31,
(in millions)	Commercial	Government	Transportation	Total(1)
2025
Segment revenue	$402	$216	$133	$751

Expenses
Wages and benefits	$265	$99	$61	$425
Services and supplies	58	61	53	172
Rent lease and maintenance expense	39	17	11	67
Other operating expense	—	1	2	3
Depreciation and amortization expense	24	10	8	42
Segment expenses	$386	$188	$135	$709

Segment profit (loss)	$16	$28	$(2)	$42

2024
Segment revenue	$419	$258	$144	$821

Expenses
Wages and benefits	$280	$108	$71	$459
Services and supplies	59	76	62	197
Rent lease and maintenance expense	34	17	10	61
Other operating expense	1	2	1	4
Depreciation and amortization expense	26	13	6	45
Segment expenses	$400	$216	$150	$766

Segment profit (loss)	$19	$42	$(6)	$55
__________
(1)    Total excludes Divestitures and Unallocated Costs.
Other operating expense shown above is primarily comprised of third-party legal fees and other miscellaneous expenses.

CNDT Q1 2025 Form 10-Q

The following is a reconciliation of Segment profit (loss) to Income (loss) before income taxes:

(in millions)	Three Months Ended March 31,
	2025	2024
Segment Profit (Loss)	$42	$55
Reconciling items:
Divestitures profit(1)	—	24
Unallocated costs(2)	(78)	(72)
Amortization of acquired intangible assets	—	(1)
Restructuring and related costs	(4)	(9)
Interest expense	(12)	(27)
Loss on extinguishment of debt	—	(2)
Gain (loss) on divestitures and transaction costs, net	(3)	161
Litigation (settlements) recoveries, net	(2)	(4)
Other income (expenses), net	1	2
Income (Loss) Before Income Taxes	$(56)	$127
(1)    Divestitures profit is Income (loss) before income taxes.
(2)    Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments. Included in the 2025 period are $25 million of Direct response costs related to the January 2025 Cyber Incident and a $9 million insurance recovery related to the 2019 Texas Matter.
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.
Note 5 – Divestitures
The Company entered into various agreements to transfer or sell certain portfolios and businesses in 2024. Each of these transactions is described below.
Divestiture of Casualty Claims Solutions Business
On May 3, 2024, the Company entered into a definitive agreement to sell the Company’s Casualty Claims Solutions business (collectively referred to as the "Casualty Disposal Group") to MedRisk, Inc ("MedRisk"). On September 1, 2024, the sale was completed and MedRisk paid Conduent $224 million of cash consideration, subject to certain post-closing adjustments. These adjustments were finalized in the first quarter of 2025 and were not material.
At closing, the Company recorded a gain on the sale of $194 million, less costs to sell of $8 million, which was recorded in Gain (loss) on divestitures and transaction costs in the third quarter of 2024. Additionally, the Company recorded $33 million of income tax expense related to the divestiture, which was also recorded in the third quarter of 2024.
The Casualty Disposal Group generated revenue and income (loss) before income taxes as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$—	$37
Income (loss) before income taxes	—	2
Divestiture of Curbside Management and Public Safety Solutions Businesses
In December 2023, the Company signed a definitive agreement to sell its Curbside Management and Public Safety Solutions businesses (collectively referred to as the "Curbside Disposal Group") to Modaxo, a division of Constellation Software Inc. ("Modaxo"), for $230 million (plus the assumption of certain indebtedness), subject to customary purchase price adjustments.

CNDT Q1 2025 Form 10-Q

On April 30, 2024, Conduent completed the sale of this business. The Company received $181 million of cash consideration and a $50 million non-interest bearing note payable to the Company due on April 30, 2025. Additionally, the Company received reimbursement for payments made by the Company related to finance lease liabilities and related costs and the reimbursement for the purchase of certain equipment made by the Company on the buyer's behalf. In 2024, the Company recorded a gain on the sale of $103 million less costs to sell of $5 million, which was recorded in Gain (loss) on divestitures and transaction costs in the second quarter of 2024. The Company recorded $28 million of income tax expense in connection with the divestiture, which was also recorded in the second quarter of 2024.
The Curbside Disposal Group generated revenue and income (loss) before income taxes as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$—	$36
Income (loss) before income taxes	—	3
Transfer of BenefitWallet Portfolio
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "BenefitWallet Portfolio") to HealthEquity, Inc. for an aggregate purchase price of $425 million, subject to customary purchase price adjustments.
The BenefitWallet transfer closed in multiple tranches from March to May 2024 and the Company received total aggregate cash consideration of $425 million as the tranches closed. The Company recorded a gain on the transfer of $425 million, less costs to sell of $11 million. Additionally, the Company recorded $102 million of income tax expense in connection with the transfer of the BenefitWallet Portfolio. The cash consideration and gain on the transfer of the BenefitWallet Portfolio recorded in the first quarter of 2024 were $164 million and $164 million, respectively. The Company recorded $39 million of income tax expense in connection with the transfer of the BenefitWallet Portfolio in the first quarter of 2024.
The BenefitWallet Portfolio generated revenue and income (loss) before income taxes as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$—	$27
Income (loss) before income taxes	—	19
Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to exiting certain activities, downsizing its employee base, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use ("ROU") asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $0 million and $2 million for the three months ended March 31, 2025 and 2024, respectively. Management continues to evaluate the Company's businesses and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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

CNDT Q1 2025 Form 10-Q

A summary of the Company's restructuring program activity during the three months ended March 31, 2025 and 2024 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs(2)	Asset Impairments	Total
Accrued Balance at December 31, 2024	$13	$2	$—	$15
Provision	1	1	2	4
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	1	1	2	4
Charges against reserve and currency	(8)	(1)	(2)	(11)
Accrued Balance at March 31, 2025	$6	$2	$—	$8

(in millions)	Severance and Related Costs	Termination and Other Costs(2)	Asset Impairments	Total
Accrued Balance at December 31, 2023	$9	$1	$—	$10
Provision	4	4	1	9
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	4	4	1	9
Charges against reserve and currency	(7)	(3)	(1)	(11)
Accrued Balance at March 31, 2024	$6	$2	$—	$8
__________
(1)Represents amounts recognized within the Condensed Consolidated Statements of Income (Loss) for the years shown.
(2)During the three months ended March 31, 2024, the Company incurred $1 million of costs for bringing certain technology functions in-house. There were no such costs incurred in the three months ended March 31, 2025. These costs are included in the above table in Termination and other costs.

No restructuring and related costs are allocated to the segments.
Note 7 – Debt
Long-term debt was as follows:

(in millions)	March 31, 2025	December 31, 2024
Term loan A due 2026	$85	$88
Senior notes due 2029	520	520
Finance lease obligations	41	26
Other	11	12
Principal debt balance	657	646
Debt issuance costs and unamortized discounts	(6)	(7)
Less: current maturities	(26)	(24)
Total Long-term Debt	$625	$615

As of March 31, 2025, the Company had no outstanding borrowings under its $550 million revolving credit facility (the "Revolver"). Additionally, the Company utilized $10 million of the Revolver to issue letters of credit as of March 31, 2025. The net Revolver available to be drawn upon as of March 31, 2025 was $540 million.
In connection with a voluntary prepayment of the Term Loan B made in the first quarter of 2024, the Company wrote-off related debt issuance costs of $2 million, which is included in Loss on extinguishment of debt in the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2024.
At March 31, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above.

CNDT Q1 2025 Form 10-Q

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
At March 31, 2025 and December 31, 2024, the Company had outstanding forward exchange contracts with gross notional values of $209 million and $203 million, respectively. At March 31, 2025, approximately 78% of these contracts mature within three months, 8% in three to six months, 10% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's condensed consolidated balance sheet, income statement or cash flows for the periods presented.
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

(in millions)	March 31, 2025	December 31, 2024
Assets:
Foreign exchange contracts - forward	$1	$—
Total Assets	$1	$—
Liabilities:
Foreign exchange contracts - forward	$(1)	$(2)
Total Liabilities	$(1)	$(2)
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$625	$593	$615	$588
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.
The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).

CNDT Q1 2025 Form 10-Q

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
The Company recognized an expense related to its defined contribution plans of $2 million and $4 million for the three months ended March 31, 2025 and 2024, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

Note 11 – Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2024	$(478)	$1	$5	$(472)
Other comprehensive income (loss)	9	2	—	11
Balance at March 31, 2025	$(469)	$3	$5	$(461)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2023	$(441)	$2	$4	$(435)
Other comprehensive income (loss)	(11)	—	—	(11)
Balance at March 31, 2024	$(452)	$2	$4	$(446)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of March 31, 2025. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters.

CNDT Q1 2025 Form 10-Q

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Condensed Consolidated Financial position or liquidity. As of March 31, 2025, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
Litigation Against the Company
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs Skyview Capital LLC and Continuum Global Solutions LLC (collectively "Skyview") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Conduent Business Services, LLC, a wholly-owned subsidiary of the Company ("CBS"). The lawsuit relates to the sale of a portion of CBS's select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million in principal amount of promissory notes from plaintiffs (the "Notes"). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breach of representation and warranty; indemnification for breach of covenant; and fraud. Plaintiffs alleged that their obligation to mitigate damages and their contractual right of set-off permits them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs sought a judgment that they have no obligation to pay the Notes. On August 20, 2020, CBS filed counterclaims against Skyview seeking the outstanding balance on the Notes, the amounts owed for operating certain Jamaica-based call centers on plaintiffs' behalf pending closing (the "Jamaica Deferred Closing"), other obligations under a transition services agreement and TSA amendments (the "TSAs"), and late rent payment obligations. CBS also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Fact and expert discovery concluded and the parties filed summary judgment motions in July 2023. On December 5, 2023, the court heard oral argument on the parties’ cross-motions for summary judgment, and rendered its decision on December 8, 2023, finding there are certain material issues of fact that require trial, and also entering partial summary judgment for each side. On January 5, 2024, CBS filed its notice of appeal of the portion of the ruling that did not grant its motion for summary judgment in its entirety and that granted certain limited relief in favor of plaintiffs. On January 23, 2024, Skyview filed its own notice of appeal, challenging the decision granting a portion of CBS’s counterclaims. The parties' appeals have been fully briefed and the Court has scheduled oral argument for May 2025.
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

CNDT Q1 2025 Form 10-Q

Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2025, the Company had $549 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients, and $166 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
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
Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended March 31,
(in millions, except per share data in whole dollars and shares in thousands)	2025	2024
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(51)	$99
Dividend - Preferred Stock	(2)	(2)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(53)	$97

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(51)	$99
Dividend - Preferred Stock	(2)	—
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(53)	$99

Weighted Average Common Shares Outstanding - Basic	161,830	209,160
Common Shares Issuable With Respect To:
Restricted Stock and Performance Units / Shares	—	1,194
8% Convertible Preferred Stock	—	5,393
Weighted Average Common Shares Outstanding - Diluted	161,830	215,747

Net Earnings (Loss) per Share:
Basic	$(0.33)	$0.46
Diluted	$(0.33)	$0.46

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	7,782	7,454
Convertible preferred stock	5,393	—
Total Anti-Dilutive and Contingently Issuable Securities	13,175	7,454

CNDT Q1 2025 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	March 31, 2025	December 31, 2024
Other Current Assets
Prepaid expenses	$97	$77
Income taxes receivable	10	11
Value-added tax receivable	8	7
Restricted cash	16	11
Net receivables from buyers of divested businesses	54	52
Other	112	103
Total Other Current Assets	$297	$261
Other Current Liabilities
Accrued liabilities to vendors	$137	$156
Litigation related accruals	6	8
Current operating lease liabilities	51	52
Restructuring liabilities	9	15
Income tax payable	1	3
Other taxes payable	13	16
Accrued interest	13	5
Direct response costs - cyber event liabilities	22	—
Other	42	35
Total Other Current Liabilities	$294	$290
Other Long-term Assets
Internal use software, net	$102	$107
Deferred contract costs, net	126	126
Product software, net	67	72
Deferred tax assets	24	23
Other	62	60
Total Other Long-term Assets	$381	$388
Other Long-term Liabilities
Income tax liabilities	18	18
Unearned income	48	52
Other	22	23
Total Other Long-term Liabilities	$88	$93

Note 16 – Subsequent Events
In April 2025, the Company acquired the 20% interest in Conduent Victoria Ticketing System Pty Ltd, ("Conduent Victoria") held by Convergint Australia Pty Ltd. for $5 million, following which, Conduent Victoria became a wholly owned subsidiary of the Company.

CNDT Q1 2025 Form 10-Q

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
Overview
We deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 53,000 associates, process expertise and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Headquartered in Florham Park, New Jersey, we have operations in 24 countries as of March 31, 2025.
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate. These three segments are:
•Commercial – Our Commercial segment provides business process services that span our clients' businesses end-to-end from the front-office to the back-office for a variety of commercial industries. These solutions are both cross-industry and industry-specific in nature. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enhance performance for our clients and deliver better experiences for their consumers and employees.
•Government – Our Government segment provides government-centric business process services and solutions to U.S. federal, state, local and foreign governments for public assistance, healthcare programs and administration, transaction processing, payment services and case management. In this segment, we help governments respond to changing rules for eligibility and keep pace with increasing citizen expectations, modernize legacy technology systems, combat benefits fraud and shift in response to an evolving regulatory environment.
•Transportation – Our Transportation segment provides government agencies and transportation authorities around the world with systems, support and revenue-generating solutions serving toll and fare collections as well as mobility and digital payments that help streamline operations and increase revenue to government transportation agencies. With an expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, our solutions help reduce congestion and greenhouse emissions, while creating seamless travel experiences for consumers throughout transportation ecosystems.

CNDT Q1 2025 Form 10-Q

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
2025 is the year in which we intend to complete the remaining commitment of $1 billion of deployable capital through further portfolio rationalization, achieving the financial 2025 exit rate targets we have been anchoring to throughout this 3-year journey, as well as demonstrating revenue growth in the remaining Conduent portfolio of businesses.
During the first quarter of 2025 we achieved the following:
•Began the second phase of our portfolio rationalization strategy to be executed in 2025, focusing on assets that are either capital intensive or have a negative impact on our earnings profile.
•Transitioned the tolling system for New York State to an innovative, cloud-based platform, benefiting both the Tolling Authorities and the millions of motorists who use the state's roadways. The new platform, a first of its kind in the country, enables faster transactions, expanded payment options, simplified account management and improved customer experience. The upgrade included a comprehensive redesign of the state’s tolling website and its mobile app for E-ZPass® and Tolls by Mail customers, giving them more control over managing their accounts. In addition, the New York Tolling Authorities now have an integrated customer service phone number for all toll-related needs, plus additional payment and customer service options. These include the ability for customers to message live agents, pay with Apple Pay or Google Pay, and request information or make changes to their accounts without needing to speak with a representative.
•In our Government segment, we are seeing opportunities at the intersection of two market trends: the increased use of AI and the increased focus on fraud, waste and abuse in government benefits. As communicated previously, one of our AI pilots, in collaboration with Microsoft, leverages traditional rules-based AI combined with GenAI to help prevent account take-over fraud in government benefit payments. We have successfully moved this pilot into production, and, for the past few months, we have been using the solution to prevent fraud in our payments solution. With this solution, we have been able to increase the volume of cases for fraud detection by 150% helping us prevent more fraud.
Cyber Event
On January 13, 2025, the Company experienced an operational disruption and learned that a threat actor gained unauthorized access to a limited portion of the Company’s environment (the "cyber event"). Upon detection, the Company activated its cybersecurity response plan with the help of external cybersecurity experts to contain, assess, and remediate the incident. The Company restored the affected systems and returned to normal operations within days, and in some cases, hours. The disruption did not have a material impact to the Company’s operations.
As part of its ongoing investigation, the Company determined that the threat actor exfiltrated a set of files associated with a limited number of the Company’s clients. Due to the complexity of the files, the Company engaged cybersecurity data mining experts to evaluate the exfiltrated data and was recently informed of its nature, scope and validity, confirming that the data sets contained a significant number of individuals’ personal information associated with our clients’ end-users. The Company is continuing to further analyze and document the precise and detailed impact of the data exfiltrated, and clients are being informed as appropriate in order to determine next steps as required by federal and state law. To the Company’s knowledge, the exfiltrated data has not been released on the dark web or otherwise publicly.

CNDT Q1 2025 Form 10-Q

While the Company did not experience material impacts to its operating environment or costs from the event itself, the Company has incurred and accrued material non-recurring expenses in the first quarter related to the event based on potential notification requirements. The Company maintains a cyber insurance policy and has also notified federal law enforcement authorities of the incident.
It is possible that future risks and uncertainties resulting from the cyber event—including those related to impacted data, litigation, reputational harm, and regulatory actions—could adversely affect the Company’s financial condition or results of operations. See also Part II, Item 1A (Risk Factors).
Financial Information and Analysis of Results of Operations

	Three Months Ended March 31,		2025 vs. 2024
(in millions)	2025	2024	$ Change	% Change
Revenue	$751	$921	$(170)	(18)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	618	735	(117)	(16)%
Selling, general and administrative (excluding depreciation and amortization)	120	116	4	3%
Research and development (excluding depreciation and amortization)	1	2	(1)	(50)%
Depreciation and amortization	48	62	(14)	(23)%
Restructuring and related costs	4	9	(5)	(56)%
Interest expense	12	27	(15)	(56)%
(Gain) loss on divestitures and transaction costs, net	3	(161)	164	n/m
Litigation settlements (recoveries), net	2	4	(2)	n/m
Loss on extinguishment of debt	—	2	(2)	n/m
Other (income) expenses, net	(1)	(2)	1	(50)%
Total Operating Costs and Expenses	807	794	13

Income (Loss) Before Income Taxes	(56)	127	(183)
Income tax expense (benefit)	(5)	28	(33)
Net Income (Loss)	$(51)	$99	$(150)
Revenue
Revenue for the three months ended March 31, 2025 decreased compared to the prior year period, approximately 54% of which was due to the impact of the Benefit Wallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lost business and lower Commercial volumes contributed to the decrease and were partially offset by new business ramp, particularly in our Commercial and Transportation segments.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three months ended March 31, 2025 decreased, compared to the prior year period, primarily due to the impact of the Benefit Wallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lower expenses on lower revenues and cost optimizations contributed to the decline.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended March 31, 2025 increased, compared to the prior year periods, primarily driven by $25 million of direct response costs related to the cyber event. This was partially offset by a $9 million benefit from the recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019 as well as cost efficiencies in our corporate functions.

CNDT Q1 2025 Form 10-Q

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2025 decreased, compared to the prior year period due to the impact of fully amortized assets still in use and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended March 31,
(in millions)	2025	2024
Severance and related costs	$1	$4
Data center consolidation costs	—	1
Termination, insourcing and asset impairment costs	3	4
Restructuring and related costs	$4	$9
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three months ended March 31, 2025 decreased, compared to the prior year periods primarily due to the 2024 voluntary prepayments of the entire Term Loan B balance outstanding and a portion of the Term Loan A balance with proceeds from divestitures.
(Gain) Loss on Divestitures and Transaction Costs
The completion of the first tranche of the BenefitWallet Transfer in the first quarter of 2024 resulted in a gain of $164 million for the three months ended March 31, 2024. Additionally, professional fees and other costs related to certain consummated and non-consummated transactions considered by the Company are included in this financial statement line item for all periods.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the three months ended March 31, 2025 and 2024 were not material.
Income Taxes
The effective tax rate for the three months ended March 31, 2025 was 9.0%, compared to 21.9% for the three months ended March 31, 2024. The March 31, 2025 rate was lower than the U.S. statutory rate of 21%, due primarily to geographic mix of income, valuation allowances recorded on net deferred tax assets and discrete tax items. The effective tax rate for the three months ended March 31, 2024 was higher than the U.S. statutory rate of 21% due primarily to incremental tax from geographic mix of income and state taxes partially offset by tax benefit from valuation allowance and audit settlement reserve releases.
Excluding the impact of amortization, restructuring, divestiture, reserves for the Direct response costs - cyber event, valuation allowances and discrete tax items, the normalized effective tax rate for the three months ended March 31, 2025 was 23.9%. The normalized effective tax rate for the three months ended March 31, 2024 was 22.2%, due primarily to excluding the impact of the BenefitWallet Transfer, restructuring costs, amortization of intangible assets, litigation reserve, audit settlement reserve release, valuation allowance and other discrete tax items. The normalized effective tax rate for the three months ended March 31, 2025 was higher than the rate for the three months ended March 31, 2024 due primarily to the geographic mix of income.

CNDT Q1 2025 Form 10-Q

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

CNDT Q1 2025 Form 10-Q

Results of our financial performance were:

	Three Months Ended March 31,
	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
(in millions)	Reportable Segments
2025
Segment revenue	$402	$216	$133	$—	$—	$751
Segment profit (loss)	$16	$28	$(2)	$—	$(78)	$(36)
Segment depreciation and amortization	$24	$10	$8	$—	$6	$48
Direct response costs - cyber event	$—	$—	$—	$—	$25	$25
Adjusted EBITDA	$40	$38	$6	$—	$(47)	$37

% of Total Revenue	53.5%	28.8%	17.7%	—%	—%	100.0%
Adjusted EBITDA Margin	10.0%	17.6%	4.5%	—%	—%	4.9%

2024
Segment Revenue	$419	$258	$144	$100	$—	$921
Segment profit (loss)	$19	$42	$(6)	$24	$(72)	$7
Segment depreciation and amortization	$26	$13	$7	$9	$7	$62
Adjusted EBITDA	$45	$55	$1	$33	$(65)	$69

% of Total Revenue	45.5%	28.0%	15.6%	10.9%	—%	100.0%
Adjusted EBITDA Margin	10.7%	21.3%	0.7%	20.4%	—%	7.5%

(in millions)	Three Months Ended March 31,
Adjusted EBITDA and Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes	2025	2024
Adjusted EBITDA	$37	$69
Reconciling items:
Segment depreciation and amortization	(48)	(62)
Direct response costs - cyber event	(25)	—
Segment Profit (Loss)	$(36)	$7
Reconciling items:
Amortization of acquired intangible assets	—	(1)
Restructuring and related costs	(4)	(9)
Interest expense	(12)	(27)
Loss on extinguishment of debt	—	(2)
(Gain) loss on divestitures and transaction costs, net	(3)	161
Litigation settlements (recoveries), net	(2)	(4)
Other (income) expenses, net	1	2
Income (Loss) Before Income Taxes	$(56)	$127
Commercial Segment
Revenue
Commercial revenue for the three months ended March 31, 2025 declined compared to the prior year period, driven by lower volumes, partially offset by new business ramp outpacing lost business.
Segment Profit and Adjusted EBITDA
Commercial segment profit and adjusted EBITDA for the three months ended March 31, 2025 decreased compared to the prior year period primarily due to lower volumes and a higher proportion of fixed technology overhead, partially offset by cost efficiencies. Commercial segment profit also benefited from the impact of lower depreciation due to the prior year write-off of internal use software and fully amortized assets.

CNDT Q1 2025 Form 10-Q

Government Segment
Revenue
Government revenue for the three months ended March 31, 2025 decreased, compared to the prior year periods, primarily driven by lost business in our Government Healthcare business and some discrete negative impacts from the establishment of reserves for service level disputes.
Segment Profit and Adjusted EBITDA
Government segment profit and adjusted EBITDA for the three months ended March 31, 2025 decreased compared to the prior year period primarily due to the revenue drivers mentioned above partially offset by cost efficiencies and lower expenses driven by our fraud prevention activities in our Government Services business resulting from the investments we have been making in AI.
Transportation Segment
Revenue
Transportation revenue for the three months ended March 31, 2025 declined compared to the prior year period, primarily due to the non-retained portion of a Tolling contract offset by incremental revenue in the retained portion of the same contract related to the go-live of our congestion charging back office solution, as well as reduced activities from our smaller projects.
Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA for the three months ended March 31, 2025 increased due to the absence of costs to transition the non-retained portion of a Tolling contract, partially offset by the revenue drivers mentioned above.
Divestitures
Revenue, Segment Profit and Adjusted EBITDA
The decrease in revenue, segment profit and Adjusted EBITDA for the three months ended March 31, 2025 as compared to the prior year period was due to the transfer of the BenefitWallet portfolio, and the sale of the Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions businesses in 2024.
Unallocated Costs
Unallocated Costs for the three months ended March 31, 2025 increased compared to the prior year periods primarily due to the Direct response costs - cyber event, partially offset by a $9 million recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019 as well as cost efficiencies in our corporate functions.
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

CNDT Q1 2025 Form 10-Q

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
Signing information for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		2025 vs. 2024
($ in millions)	2025	2024(3)	$ Change	% Change
New business ACV	$109	$96	$13	14%

New business TCV	$280	$143	$137	96%
Renewals TCV	243	395	(152)	(38)%
Total Signings	$523	$538	$(15)	(3)%

Annual recurring revenue signings(1)	$53	$31	$22	71%
Non-recurring revenue signings(2)	$59	$71	$(12)	(17)%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove new business signings of the Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions business.
The total new business pipeline at the end of March 31, 2025 and 2024 was $3.2 billion and $2.7 billion, respectively. Total new business pipeline is defined as total new business ACV pipeline of deals at or beyond the qualified prospect stage. Beginning in the first quarter of 2025, we transitioned our measure of sales pipeline from TCV to ACV to align with our primary sales metric. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
March 31, 2025	$116
December 31, 2024	92
September 30, 2024	46
June 30, 2024	(47)
March 31, 2024	6
Capital Resources and Liquidity
As of March 31, 2025 and December 31, 2024, total cash and cash equivalents were $277 million and $366 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $10 million was used for letters of credit. The net amount available to be drawn upon under our revolving line of credit as of March 31, 2025, was $540 million.

CNDT Q1 2025 Form 10-Q

As of March 31, 2025, our total principal debt outstanding was $657 million, of which $26 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2025	2024	Better (Worse)
Net cash provided by (used in) operating activities	$(58)	$(37)	$(21)
Net cash provided by (used in) investing activities	$(17)	$143	(160)
Net cash provided by (used in) financing activities	$(10)	$(199)	189
Operating activities
The net increase in cash used in operating activities of $21 million, compared to the prior year period, was primarily due to a $22 million United States federal tax refund related to the 2018 tax year received in the first quarter of 2024.
Investing activities
Investing cash flow decreased by $160 million mainly due to $164 million of proceeds received from the BenefitWallet Portfolio transfer in the first quarter of 2024.
Financing activities
The decrease in cash used in financing activities was due to the voluntary prepayment of $164 million of debt using the proceeds received from the BenefitWallet Portfolio transfer in the first quarter of 2024. Additionally, the prior year included $17 million of treasury stock purchases under the program that was completed in September 2024.
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
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the three months ended March 31, 2025 and 2024 was $3 million and $(8) million, respectively.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $277 million as of March 31, 2025, along with cash generated by operations and amounts available for borrowing under our revolving credit facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At March 31, 2025, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on our material cash requirements.

CNDT Q1 2025 Form 10-Q

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
There have been no significant changes during the three months ended March 31, 2025 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•(Gain) loss on divestitures and transaction costs. This represents (gain) loss on divested businesses and transaction costs.

CNDT Q1 2025 Form 10-Q

•Litigation settlements (recoveries), net. This represents settlements or recoveries for various matters subject to litigation.
•Loss on extinguishment of debt. This represents write-off of debt issuance costs related to prepayments of debt.
•Direct response costs - cyber event. This represents costs related to investigating, remediating and responding to the cyber event that occurred in January 2025.
•Other charges (credits). This includes Other (income) expenses, net on the Condensed Consolidated Statements of Income (Loss) and other adjustments.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from foreign currency exchange rates which could affect operating results, financial position and cash flows. We manage our exposure to this market risk through our regular operating and financing activities and, when appropriate, using derivative financial instruments. We utilized derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. We also hedge the cost to fund material non-dollar entities by buying currencies periodically in advance of the funding date. This is accounted for using derivative accounting.
Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency risk. Refer to Note 8 – Financial Instruments in the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.
During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

CNDT Q1 2025 Form 10-Q

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 12 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.
Our data systems, information systems and network infrastructure have been, and may in the future be, subject to hacking or other cybersecurity threats and other service interruptions, which could expose us to liability, impair our reputation or temporarily render us unable to fulfill our service obligations under our contracts.
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
We have in the past been, and remain, susceptible to breach of security systems which may result and has resulted in unauthorized access to our facilities and those of our customers and/or access to and exfiltration of the information we and our customers are trying to protect. Cybersecurity failure might be caused by computer hacking, compromised credentials, malware, computer viruses, worms, trojans, ransomware and other destructive software, “cyber-attacks” and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events. Operational or business delays may also result from the disruption of network or information systems and subsequent remediation activities.
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

CNDT Q1 2025 Form 10-Q

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
We have in the past experienced, and in the future could experience, an unauthorized party gaining physical access to one of our or one of our third-party service providers’ facilities or gain electronic access to our or one of our third-party service providers’ information systems. For example, on January 13, 2025, the Company experienced an operational disruption and learned that a threat actor gained unauthorized access to a limited portion of the Company’s environment and exfiltrated a set of files associated with a limited number of the Company’s clients. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation – “Cyber Event” for additional information. This and any other such access could result in, among other things, unfavorable publicity and significant damage to our brand, governmental inquiry, oversight and possible regulatory action, difficulty in marketing our services, loss of existing and potential customers, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for substantial damages related to the theft or misuse of such information, any of which could materially adversely affect our results of operations and financial condition. Similar consequences may arise if sensitive or confidential information is misdirected, lost or stolen during transmission or transport, or is stolen or misused. Moreover, security breaches have and could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such personal information against "cyber-attacks" and to maintain various systems and data centers for our customers. Often these systems and data centers must be maintained worldwide and on a 24/7 basis. We have in the past experienced and in the future could experience service interruptions that could result in curtailed operations and loss of existing and potential customers, which could significantly reduce our revenues and profits in addition to significantly impairing our reputation. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim, each of which could materially adversely affect our results of operations and financial condition.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended March 31, 2025
During the quarter ended March 31, 2025, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no share repurchases during the three months ended March 31, 2025.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
None.

CNDT Q1 2025 Form 10-Q

ITEM 5 — OTHER INFORMATION
10b5-1 Plans
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CNDT Q1 2025 Form 10-Q

ITEM 6 — EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.1	Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of September 18, 2023.		8-K	2.1	9/19/2023
2.2	First Amendment to Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of March 7, 2024.		10-Q	2.2	8/7/2024
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
10.1	Letter Agreement dated May 16, 2024 between Conduent Incorporated and Michael McDaniel.	X
10.6(a)(i)	Form of Restricted Stock Unit Award Agreement 2025 under the 2021 PIP.	X
10.6(a)(ii)	Form of Performance Stock Unit Award Agreement 2025 (Adjusted Revenue Growth) under the 2021 PIP.	X
10.6(a)(iii)	Form of Performance Stock Unit Award Agreement 2025 for CEO and CFO (Adjusted Revenue Growth CEO and CFO) under the 2021 PIP.	X
10.6(a)(iv)	Form of Performance Stock Unit Award Agreement 2025 (rTSR) under the 2021 PIP.	X
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

CNDT Q1 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ GEORGE ABATE
George Abate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 7, 2025

CNDT Q1 2025 Form 10-Q