Form 10-Q
period 2025-06-30
CONDUENT Inc
filed 2025-08-06
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at July 31, 2025
Common Stock,	$0.01 par value	157,974,022

CNDT Q2 2025 Form 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q") and any exhibits to this Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. The words “anticipate,” “believe,” “estimate,” “expect,” "plan," “intend,” “will,” "aim," “should,” "could," "forecast," "target," "may," "continue to," "endeavor," "if," "growing," "projected," "potential," "likely," "further," "going forward" and similar expressions (including the negative and plural forms of such words and phrases), as they relate to us, are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, many of which are outside of our control, that could cause actual results to differ materially from those expected or implied by such forward-looking statements and could materially adversely affect our business, financial condition, results of operations, cash flows and liquidity.
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; risk and impact of geopolitical events and increasing geopolitical tensions (such as the war in the Ukraine and conflict in the Middle East), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; risks related to our use of artificial intelligence ("AI"); the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; risks related to hacking or other cybersecurity threats to our data systems, information systems and network infrastructure and other service interruptions, including relating to the previously disclosed cyber event that took place in January 2025 (the January 2025 Cyber Event"), including the Company’s investigation of such incident and mitigation and remediation efforts, the nature and extent of such incident, the potential disruption to our business or operations, the potential impact on the Company’s reputation, and the Company’s assessments of the likely financial and operational impacts of such incident; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to recently completed divestitures including the (i) transfer of the Company’s BenefitWallet’s health savings account, medical savings account and flexible spending account portfolio, (ii) sale of the Company’s Curbside Management and Public Safety Solutions businesses and (iii) sale of the Company's Casualty Claims Solutions business, including but not limited to the Company’s ability to realize the benefits anticipated from such transactions, unexpected costs, liabilities or delays in connection with such transactions, and the significant transaction costs associated with such transactions; government appropriations and termination rights contained in our government contracts; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2024 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K filed (or furnished) with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q2 2025 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

June 30, 2025

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q2 2025 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue	$754	$828	$1,505	$1,749

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	617	677	1,235	1,412
Selling, general and administrative (excluding depreciation and amortization)	100	115	220	231
Research and development (excluding depreciation and amortization)	1	1	2	3
Depreciation and amortization	48	51	96	113
Restructuring and related costs	8	8	12	17
Interest expense	12	19	24	46
(Gain) loss on divestitures and transaction costs, net	4	(347)	7	(508)
Litigation settlements (recoveries), net	—	1	2	5
Loss on extinguishment of debt	—	3	—	5
Other (income) expenses, net	2	—	1	(2)
Total Operating Costs and Expenses	792	528	1,599	1,322

Income (Loss) Before Income Taxes	(38)	300	(94)	427

Income tax expense (benefit)	2	84	(3)	112
Net Income (Loss)	$(40)	$216	$(91)	$315

Net Income (Loss) per Share:
Basic	$(0.26)	$1.10	$(0.59)	$1.54
Diluted	$(0.26)	$1.07	$(0.59)	$1.51

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net Income (Loss)	$(40)	$216	$(91)	$315
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	24	(16)	33	(27)
Unrecognized gains (losses), net	—	(1)	2	(1)
Other Comprehensive Income (Loss), Net	24	(17)	35	(28)

Comprehensive Income (Loss), Net	$(16)	$199	$(56)	$287
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$275	$366
Accounts receivable, net	458	493
Contract assets	138	132
Other current assets	276	261
Total current assets	1,147	1,252
Land, buildings and equipment, net	182	167
Operating lease right-of-use assets	159	169
Intangible assets, net	13	14
Goodwill	617	609
Other long-term assets	370	388
Total Assets	$2,488	$2,599
Liabilities and Equity
Current portion of long-term debt	$28	$24
Accounts payable	126	157
Accrued compensation and benefits costs	168	170
Unearned income	80	103
Other current liabilities	295	290
Total current liabilities	697	744
Long-term debt	628	615
Deferred taxes	16	24
Operating lease liabilities	127	138
Other long-term liabilities	101	93
Total Liabilities	1,569	1,614

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(218)	(210)
Additional paid-in capital	3,959	3,952
Retained earnings (deficit)	(2,529)	(2,433)
Accumulated other comprehensive loss	(437)	(472)
Total Conduent Inc. Equity	777	839
Noncontrolling Interest	—	4
Total Equity	777	843
Total Liabilities and Equity	$2,488	$2,599

Shares of common stock issued and outstanding	159,157	161,829
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	63,550	60,868

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(91)	$315
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	96	113
Contract inducement amortization	1	1
Deferred income taxes	(7)	18
Amortization of debt financing costs	1	2
Loss on extinguishment of debt	—	5
(Gain) loss on divestitures and sales of fixed assets, net	2	(533)
Stock-based compensation	8	8
Changes in operating assets and liabilities:
Accounts receivable	44	7
Other current and long-term assets	(69)	(53)
Accounts payable and accrued compensation and benefits costs	(37)	(28)
Other current and long-term liabilities	(9)	(29)
Net change in income tax assets and liabilities	(12)	96
Net cash provided by (used in) operating activities	(73)	(78)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(29)	(31)
Cost of additions to internal use software	(9)	(15)
Proceeds from divestitures	53	599
Net cash provided by (used in) investing activities	15	553
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	125	30
Proceeds from the issuance of debt	4	—
Payments on revolving credit facility	(125)	(30)
Payments on debt	(15)	(503)
Treasury stock purchases	(7)	(168)
Excise tax payment on treasury stock purchases	(2)	—
Taxes paid for settlement of stock-based compensation	—	(5)
Dividends paid on preferred stock	(5)	(5)
Repurchase of noncontrolling interest	(5)	—
Net cash provided by (used in) financing activities	(30)	(681)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	(83)	(212)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	377	519
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$294	$307
 ___________
(1)Includes $19 million and $7 million of restricted cash as of June 30, 2025 and 2024, respectively, that were included in Other current assets on the respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at March 31, 2025	$2	$(210)	$3,955	$(2,486)	$(461)	$4	$804
Dividends - preferred stock, $20/share	—	—	—	(3)	—	—	(3)
Stock incentive plans, net	—	—	5	—	—	—	5
Treasury stock purchases	—	(8)	—		—	—	(8)
Buyback of noncontrolling interest	—	—	(1)	—	—	(4)	(5)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(40)	—	—	(40)
Other comprehensive income (loss), net	—	—	—	—	24	—	24
Total Comprehensive Income (Loss), Net	—	—	—	(40)	24	—	(16)
Balance at June 30, 2025	$2	$(218)	$3,959	$(2,529)	$(437)	$—	$777

	Three Months Ended June 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at March 31, 2024	$2	$(44)	$3,941	$(2,752)	$(446)	$4	$705
Dividends - preferred stock, $20/share	—	—	—	(3)	—	—	(3)
Stock incentive plans, net	—	—	6	—	—	—	6
Treasury stock purchases	—	(152)	—	—	—	—	(152)
Contribution from noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	216	—	—	216
Other comprehensive income (loss), net	—	—	—	—	(17)	—	(17)
Total Comprehensive Income (Loss), Net	—	—	—	216	(17)	—	199
Balance at June 30, 2024	$2	$(196)	$3,947	$(2,539)	$(463)	$4	$755

	Six Months Ended June 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2024	$2	$(210)	$3,952	$(2,433)	$(472)	$4	$843
Dividends - preferred stock, $40/share	—	—	—	(5)	—	—	(5)
Stock incentive plans, net	—	—	8	—	—	—	8
Treasury stock purchases	—	(8)	—	—	—	—	(8)
Buyback of noncontrolling interest	—	—	(1)	—	—	(4)	(5)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(91)	—	—	(91)
Other comprehensive income (loss), net	—	—	—	—	35	—	35
Total Comprehensive Income (Loss), Net	—	—	—	(91)	35	—	(56)
Balance at June 30, 2025	$2	$(218)	$3,959	$(2,529)	$(437)	$—	$777

	Six Months Ended June 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2023	$2	$(27)	$3,938	$(2,849)	$(435)	$4	$633
Dividends - preferred stock, $40/share	—	—	—	(5)	—	—	(5)
Stock incentive plans, net	—	—	9	—	—	—	9
Treasury stock purchases	—	(169)	—	—	—	—	(169)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	315	—	—	315
Other comprehensive income (loss), net	—	—	—	—	(28)	—	(28)
Total Comprehensive Income (Loss), Net	—	—	—	315	(28)	—	287
Balance at June 30, 2024	$2	$(196)	$3,947	$(2,539)	$(463)	$4	$755
___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2025 Form 10-Q

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
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. The December 31, 2024 Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

CNDT Q2 2025 Form 10-Q

New Accounting Standards To Be Adopted
Income Taxes: In December 2023, the FASB issued final guidance designed to improve income tax disclosures, particularly disclosures around business entities' income tax rate reconciliation and income taxes paid. The guidance requires consistent categories and greater disaggregation of information in the reconciliation of an entity's statutory tax rate to its effective tax rate and information about income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The required disclosure will be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. As the guidance is disclosure related, adoption will not have any impact on the Company's results of operations, financial position or cash flows.
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued final guidance designed to enhance financial reporting by requiring public business entities to disclose additional details regarding specific expense categories in the notes to the financial statements for both interim and annual periods. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is not early adopting this guidance. As the guidance is disclosure related, adoption will not have any impact on the Company's results of operations, financial position or cash flows.
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
During the first quarter of 2025, the Company updated the presentation of disaggregated revenue by major service offering within the Commercial segment. This change had no impact on disaggregated revenue by reportable segment or the timing of revenue recognition. All prior periods presented have been recast to reflect this change.
The following table provides information about disaggregated revenue by major service offering and reportable segment and the timing of revenue recognition. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments and Note 5 – Divestitures for additional information on the Company's divestitures.

CNDT Q2 2025 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Commercial:
Customer Experience Management	$122	$128	$266	$278
BPaaS	115	126	232	253
Integrated Digital Solutions	128	134	269	276
Total Commercial	365	388	767	807
Government:
Government Healthcare Solutions	137	137	263	290
Government Services Solutions	101	108	191	213
Total Government	238	245	454	503
Transportation:
Road Usage Charging & Management Solutions	59	60	124	127
Transit Solutions	92	81	160	157
Commercial Vehicles	—	—	—	1
Total Transportation	151	141	284	285
Divestitures	—	54	—	154
Total Consolidated Revenue	$754	$828	$1,505	$1,749

Timing of Revenue Recognition:
Point in time	$23	$25	$47	$56
Over time	731	803	1,458	1,693
Total Revenue	$754	$828	$1,505	$1,749

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

CNDT Q2 2025 Form 10-Q

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
The following table provides information about significant movements in contract assets (current and long-term) for the six months ended June 30, 2025 and 2024:

(in millions)	2025	2024
Beginning balance	$135	$190
Additional contract assets recognized	71	86
Billed and transferred to Accounts receivable and other	(66)	(120)
Ending balance(1)	$140	$156
___
(1) Of which $2 million and $7 million are included in Other long-term assets as of June 30, 2025 and 2024, respectively.
The following table provides information about significant movements in unearned income balances (current and long-term) for the six months ended June 30, 2025 and 2024:

(in millions)	2025	2024
Beginning balance	$155	$146
Additional deferral of income	98	130
Revenue recognized related to deferral of income(1)	(113)	(124)
Ending balance(2)	$140	$152
___
(1) Of which $66 million and $69 million were recognized during the six months ended June 30, 2025 and 2024, respectively, that related to the Company's unearned income as of December 31, 2024 and 2023, respectively.
(2) Of which $60 million and $57 million are included in Long-term unearned income as of June 30, 2025 and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2025 was approximately $1.5 billion. The Company expects to recognize approximately 71% of this revenue over the next two years and the remainder thereafter.
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
Divestitures includes the Company's BenefitWallet Portfolio, for which the Company completed the transfer in the second quarter of 2024, its Curbside Management and Public Safety Solutions businesses, which it sold in the second quarter of 2024, and its Casualty Claims business which it sold in the third quarter of 2024. Refer to Note 5 – Divestitures for additional information.
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

CNDT Q2 2025 Form 10-Q

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
Selected financial information for the Company's segments is as follows:

	Three Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Total(1)
2025
Segment revenue	$365	$238	$151	$754

Expenses
Wages and benefits	$249	$95	$65	$409
Services and supplies	50	64	66	180
Rent lease and maintenance expense	37	16	13	66
Other operating expense	3	3	—	6
Depreciation and amortization expense	19	11	7	37
Segment expenses	$358	$189	$151	$698

Segment profit (loss)	$7	$49	$—	$56

2024
Segment revenue	$388	$245	$141	$774

Expenses
Wages and benefits	$265	$107	$62	$434
Services and supplies	50	71	63	184
Rent lease and maintenance expense	36	16	12	64
Other operating expense	1	2	1	4
Depreciation and amortization expense	22	11	6	39
Segment expenses	$374	$207	$144	$725

Segment profit (loss)	$14	$38	$(3)	$49
__________
(1)    Total excludes Divestitures and Unallocated Costs.

CNDT Q2 2025 Form 10-Q

	Six Months Ended June 30,
(in millions)	Commercial	Government	Transportation	Total(1)
2025
Segment revenue	$767	$454	$284	$1,505

Expenses
Wages and benefits	$514	$194	$126	$834
Services and supplies	108	125	119	352
Rent lease and maintenance expense	76	33	24	133
Other operating expense	3	4	2	9
Depreciation and amortization expense	43	21	15	79
Segment expenses	$744	$377	$286	$1,407

Segment profit (loss)	$23	$77	$(2)	$98

2024
Segment revenue	$807	$503	$285	$1,595

Expenses
Wages and benefits	$545	$215	$133	$893
Services and supplies	109	147	125	381
Rent lease and maintenance expense	70	33	22	125
Other operating expense	2	4	2	8
Depreciation and amortization expense	48	24	12	84
Segment expenses	$774	$423	$294	$1,491

Segment profit (loss)	$33	$80	$(9)	$104
__________
(1)    Total excludes Divestitures and Unallocated Costs.
Other operating expense shown above is primarily comprised of third-party legal fees and other miscellaneous expenses.
The following is a reconciliation of Segment profit (loss) to Income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Segment Profit (Loss)	$56	$49	$98	$104
Reconciling items:
Divestitures profit(1)	—	8	—	32
Unallocated costs(2)	(67)	(71)	(145)	(143)
Amortization of acquired intangible assets	(1)	(2)	(1)	(3)
Restructuring and related costs	(8)	(8)	(12)	(17)
Interest expense	(12)	(19)	(24)	(46)
Loss on extinguishment of debt	—	(3)	—	(5)
Gain (loss) on divestitures and transaction costs, net	(4)	347	(7)	508
Litigation (settlements) recoveries, net	—	(1)	(2)	(5)
Other income (expenses), net	(2)	—	(1)	2
Income (Loss) Before Income Taxes	$(38)	$300	$(94)	$427
(1)    Divestitures profit is Income (loss) before income taxes excluding certain non-operating income and expenses.
(2)    Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments. Included in the three and six months ended June 30, 2025 periods are $0 million and $25 million, respectively, of Direct response costs related to the January 2025 Cyber Incident as well as a $0 million and $9 million, respectively, insurance recovery related to the 2019 Texas Matter.
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

CNDT Q2 2025 Form 10-Q

Note 5 – Divestitures
The Company entered into various agreements to transfer or sell certain portfolios and businesses in 2024. Each of these transactions is described below.
Divestiture of Casualty Claims Solutions Business
On May 3, 2024, the Company entered into a definitive agreement to sell the Company’s Casualty Claims Solutions business (collectively referred to as the "Casualty Disposal Group") to MedRisk, Inc. ("MedRisk"). On September 1, 2024, the sale was completed and MedRisk paid Conduent $224 million of cash consideration, subject to certain post-closing adjustments. These adjustments were finalized in the first quarter of 2025 and were not material.
The Company recorded a gain on the sale of $194 million, less costs to sell of $8 million, which was recorded in Gain (loss) on divestitures and transaction costs. Additionally, the Company recorded $33 million of income tax expense related to the divestiture.
The Casualty Disposal Group generated revenue and income (loss) before income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$—	$37	$—	$74
Income (loss) before income taxes	—	2	—	4
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
On April 30, 2024, Conduent completed the sale of this business. The Company received $181 million of cash consideration and a $50 million non-interest bearing note payable to the Company that was due and paid on April 30, 2025. Additionally, the Company received reimbursement for payments made by the Company related to finance lease liabilities and related costs and reimbursement for the purchase of certain equipment made by the Company on the buyer's behalf. In 2024, the Company recorded a gain on the sale of $103 million less costs to sell of $5 million, which was recorded in Gain (loss) on divestitures and transaction costs. The Company recorded $28 million of income tax expense in connection with the divestiture.
The Curbside Disposal Group generated revenue and income (loss) before income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$—	$14	$—	$50
Income (loss) before income taxes	—	3	—	6
Transfer of BenefitWallet Portfolio
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "BenefitWallet Portfolio") to HealthEquity, Inc. for an aggregate purchase price of $425 million, subject to customary purchase price adjustments.
The BenefitWallet transfer closed in multiple tranches from March to May 2024 and the Company received total aggregate cash consideration of $425 million as the tranches closed. The Company recorded a gain on the transfer of $425 million, less costs to sell of $11 million. Additionally, the Company recorded $102 million of income tax expense in connection with the transfer of the BenefitWallet Portfolio. The cash consideration and gain on the transfer of the BenefitWallet Portfolio recorded in the second quarter of 2024 were $261 million and $261 million, respectively. The Company recorded $63 million of income tax expense in connection with the transfer of the BenefitWallet Portfolio in the second quarter of 2024.

CNDT Q2 2025 Form 10-Q

The BenefitWallet Portfolio generated revenue and income (loss) before income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$—	$3	$—	$30
Income (loss) before income taxes	—	1	—	20
Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to exiting certain activities, downsizing its employee base, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use ("ROU") asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $0 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $0 million and $4 million for the six months ended June 30, 2025 and 2024, respectively. Management continues to evaluate the Company's businesses and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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
A summary of the Company's restructuring program activity during the six months ended June 30, 2025 and 2024 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Costs(2)	Asset Impairments	Total
Accrued Balance at December 31, 2024	$13	$2	$—	$15
Provision	7	4	1	12
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	7	4	1	12
Charges against reserve and currency	(12)	(4)	(1)	(17)
Accrued Balance at June 30, 2025	$8	$2	$—	$10

(in millions)	Severance and Related Costs	Termination and Other Costs(2)	Asset Impairments	Total
Accrued Balance at December 31, 2023	$9	$1	$—	$10
Provision	7	8	2	17
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	7	8	2	17
Charges against reserve and currency	(11)	(7)	(2)	(20)
Accrued Balance at June 30, 2024	$5	$2	$—	$7
__________
(1)Represents amounts recognized within the Condensed Consolidated Statements of Income (Loss) for the years shown.
(2)During the six months ended June 30, 2024, the Company incurred $2 million of costs for bringing certain technology functions in-house. There were no such costs incurred in the six months ended June 30, 2025. These costs are included in the above table in Termination and other costs.

No restructuring and related costs are allocated to the segments.

CNDT Q2 2025 Form 10-Q

Note 7 – Debt
Long-term debt was as follows:

(in millions)	June 30, 2025	December 31, 2024
Term loan A due 2026	$82	$88
Senior notes due 2029	520	520
Finance lease obligations	44	26
Other	15	12
Principal debt balance	661	646
Debt issuance costs and unamortized discounts	(5)	(7)
Less: current maturities	(28)	(24)
Total Long-term Debt	$628	$615

As of June 30, 2025, the Company had no outstanding borrowings under its $550 million revolving credit facility (the "Revolver"). Additionally, the Company utilized $10 million of the Revolver to issue letters of credit as of June 30, 2025. The net Revolver available to be drawn upon as of June 30, 2025 was $540 million.
In connection with voluntary prepayments of the Term Loan B made in 2024, the Company wrote-off related debt issuance costs of $3 million and $5 million, which is included in Loss on extinguishment of debt in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2024, respectively.
At June 30, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above.
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
At June 30, 2025 and December 31, 2024, the Company had outstanding forward exchange contracts with gross notional values of $208 million and $203 million, respectively. At June 30, 2025, approximately 78% of these contracts mature within three months, 8% in three to six months, 10% in six to twelve months and 4% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's condensed consolidated balance sheet, income statement or cash flows for the periods presented.
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

CNDT Q2 2025 Form 10-Q

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases was Level 2.

(in millions)	June 30, 2025	December 31, 2024
Assets:
Foreign exchange contracts - forward	$3	$—
Total Assets	$3	$—
Liabilities:
Foreign exchange contracts - forward	$—	$(2)
Total Liabilities	$—	$(2)
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$628	$604	$615	$588
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
The Company recognized an expense related to its defined contribution plans of $2 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $4 million and $6 million for the six months ended June 30, 2025 and 2024, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

Note 11 – Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2024	$(478)	$1	$5	$(472)
Other comprehensive income (loss)	33	2	—	35
Balance at June 30, 2025	$(445)	$3	$5	$(437)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2023	$(441)	$2	$4	$(435)
Other comprehensive income (loss)	(27)	(1)	—	(28)
Balance at June 30, 2024	$(468)	$1	$4	$(463)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

CNDT Q2 2025 Form 10-Q

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of June 30, 2025. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Condensed Consolidated Financial position or liquidity. As of June 30, 2025, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
Litigation Against the Company
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs Skyview Capital LLC and Continuum Global Solutions LLC (collectively "Skyview") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Conduent Business Services, LLC, a wholly-owned subsidiary of the Company ("CBS"). The lawsuit relates to the sale of a portion of CBS's select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million in principal amount of promissory notes from plaintiffs (the "Notes"). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breaches of representations and warranties; indemnification for breaches of covenants; and fraud. Plaintiffs alleged that their obligation to mitigate damages and their contractual right of set-off permitted them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs sought a judgment that they had no obligation to pay the Notes. On August 20, 2020, CBS filed counterclaims against Skyview seeking the outstanding balance on the Notes, the amounts owed for operating certain Jamaica-based call centers on plaintiffs' behalf pending closing (the "Jamaica Deferred Closing"), other obligations under a transition services agreement and its amendments (the "TSAs"), and late rent payment obligations. CBS also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion and allowed the claims to proceed. Fact and expert discovery concluded and the parties filed summary judgment motions in July 2023. On December 8, 2023, the court rendered its decision on the parties’ cross-motions for summary judgment, finding there were certain material issues of fact that required trial on Skyview's fraud claim, and also entering partial summary judgment for each side. On January 5, 2024, CBS filed a notice of appeal with the New York Supreme Court, Appellate Division, First Department ("Appellate Division") with respect to the portion of the ruling that did not grant the summary judgment motion of CBS in its entirety and that granted certain limited relief in favor of Skyview. On January 23, 2024, Skyview filed its own notice of appeal, challenging the decision granting a portion of CBS’s counterclaims.
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

CNDT Q2 2025 Form 10-Q

On September 24, 2024, Skyview and the buyer announced a signed and binding asset purchase agreement. Following regulatory review, the transaction closed in December 2024, at which point Skyview paid CBS approximately $33 million, representing all outstanding principal and interest due on the Notes and reimbursement of certain litigation costs. As a result, CBS dismissed its two counterclaims related to the Notes.
In May 2025, the Appellate Division heard arguments on the parties’ 2024 cross-appeals and issued a ruling in June 2025, finding predominantly in CBS’s favor. Specifically, the Appellate Division reversed the trial court’s denial of summary judgment as to Skyview’s fraud claim and dismissed such claim in its entirety (along with Skyview’s request for punitive damages). In addition, the Appellate Division reversed the grant of summary judgment to Skyview on its breach of contract claim, finding there to be issues of fact for trial. No trial date has yet been set. With respect to CBS’s counterclaims, the Appellate Division (i) affirmed the grant of summary judgment on the counterclaims concerning the TSAs and late rent payment amounts and (ii) instructed the trial court to hold a hearing to resolve the final amount owed by Skyview to CBS on the Jamaica Deferred Closing counterclaim. The Appellate Division further found that the maximum amount that Skyview would have been entitled to set off against its liability on the Notes was $5 million (the limit set forth in the sale agreement).
The trial court accordingly entered judgment on the TSA and late rent payment counterclaims on June 23, 2025, which is pending final entry by the County Clerk.
On July 3, 2025, Skyview filed a motion to reargue the Appellate Division’s decision and, alternatively, for leave to appeal to the New York Court of Appeals.
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
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2025, the Company had $566 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients, and $120 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
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

CNDT Q2 2025 Form 10-Q

Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data in whole dollars and shares in thousands)	2025	2024	2025	2024
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(40)	$216	$(91)	$315
Dividend - Preferred Stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(43)	$213	$(96)	$310

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(40)	$216	$(91)	$315
Dividend - Preferred Stock	(3)	—	(5)	—
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(43)	$216	$(96)	$315

Weighted Average Common Shares Outstanding - Basic	161,162	194,539	161,448	201,159
Common Shares Issuable With Respect To:
Restricted Stock and Performance Units / Shares	—	2,149	—	1,672
8% Convertible Preferred Stock	—	5,393	—	5,393
Weighted Average Common Shares Outstanding - Diluted	161,162	202,081	161,448	208,224

Net Earnings (Loss) per Share:
Basic	$(0.26)	$1.10	$(0.59)	$1.54
Diluted	$(0.26)	$1.07	$(0.59)	$1.51

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	19,849	11,916	17,615	11,277
Convertible preferred stock	5,393	—	5,393	—
Total Anti-Dilutive and Contingently Issuable Securities	25,242	11,916	23,008	11,277

CNDT Q2 2025 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	June 30, 2025	December 31, 2024
Other Current Assets
Prepaid expenses	$108	$77
Income taxes receivable	20	11
Value-added tax receivable	8	7
Restricted cash	19	11
Net receivables from buyers of divested businesses	2	52
Other	119	103
Total Other Current Assets	$276	$261
Other Current Liabilities
Accrued liabilities to vendors	$145	$156
Litigation related accruals	5	8
Current operating lease liabilities	51	52
Restructuring liabilities	10	15
Income tax payable	—	3
Other taxes payable	13	16
Accrued interest	5	5
Direct response costs - cyber event liabilities	22	—
Other	44	35
Total Other Current Liabilities	$295	$290
Other Long-term Assets
Internal use software, net	$98	$107
Deferred contract costs, net	129	126
Product software, net	62	72
Deferred tax assets	24	23
Other	57	60
Total Other Long-term Assets	$370	$388
Other Long-term Liabilities
Income tax liabilities	18	18
Unearned income	60	52
Other	23	23
Total Other Long-term Liabilities	$101	$93

Note 16 – Subsequent Events
Tax Reform
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act, which contains certain provisions enacting tax reform. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position.

CNDT Q2 2025 Form 10-Q

TEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 53,000 associates, as well as process expertise and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Headquartered in Florham Park, New Jersey, we have operations in 24 countries as of June 30, 2025.
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

CNDT Q2 2025 Form 10-Q

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
We believe this strategy has resulted and will continue to result in a more nimble and faster-growing Conduent with modest levels of net leverage, enhanced valuation, and a stronger balance sheet.
2025 is the year in which we intend to complete the remaining commitment of $1 billion of deployable capital through further portfolio rationalization, achieving the financial 2025 exit rate targets we have been anchoring to throughout this 3-year journey, as well as demonstrating revenue growth in the remaining Conduent portfolio of businesses.
During the second quarter of 2025 we achieved the following:
•Made progress on the execution of the second phase of our portfolio rationalization strategy, focusing on assets that are either capital-intensive or have a negative impact on our earnings profile.
•Expanded our presence in the Philippines with a new facility in Lipa-Malver.
•Relaunched our market-leading Vector platform in the cloud, which enables opportunities to scale across additional clients in our Transportation segment.
•Named to Newsweek's 2025 Global Most Loved Workplaces list, earning recognition for the third consecutive year.
•Received the remaining cash proceeds related to the sale of our Curbside Management and Public Safety businesses.
•Executed a contract amendment, at improved margins, to extend our work in distributing Social Security payments on prepaid cards.
•Continued to strengthen our partnership with one of our largest Transportation segment customers. This included executing a contract amendment with additional consideration, as well as streamlining the decision making and delivery process by repurchasing the interest of our minority partner.
Cyber Event
On January 13, 2025, the Company experienced an operational disruption and learned that a threat actor gained unauthorized access to a limited portion of the Company’s environment (the "January 2025 Cyber Event"). Upon detection, the Company activated its cybersecurity response plan with the help of external cybersecurity experts to contain, assess, and remediate the incident. The Company restored the affected systems and returned to normal operations within days, and in some cases, hours. The disruption did not have a material impact to the Company’s operations.
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

CNDT Q2 2025 Form 10-Q

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
Financial Information and Analysis of Results of Operations

	Three Months Ended June 30,		2025 vs. 2024
(in millions)	2025	2024	$ Change	% Change
Revenue	$754	$828	$(74)	(9)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	617	677	(60)	(9)%
Selling, general and administrative (excluding depreciation and amortization)	100	115	(15)	(13)%
Research and development (excluding depreciation and amortization)	1	1	—	—%
Depreciation and amortization	48	51	(3)	(6)%
Restructuring and related costs	8	8	—	—%
Interest expense	12	19	(7)	(37)%
(Gain) loss on divestitures and transaction costs, net	4	(347)	351	n/m
Litigation settlements (recoveries), net	—	1	(1)	n/m
Loss on extinguishment of debt	—	3	(3)	n/m
Other (income) expenses, net	2	—	2	n/m
Total Operating Costs and Expenses	792	528	264

Income (Loss) Before Income Taxes	(38)	300	(338)
Income tax expense (benefit)	2	84	(82)
Net Income (Loss)	$(40)	$216	$(256)

CNDT Q2 2025 Form 10-Q

	Six Months Ended June 30,		2025 vs. 2024
(in millions)	2025	2024	$ Change	% Change
Revenue	$1,505	$1,749	$(244)	(14)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	1,235	1,412	(177)	(13)%
Selling, general and administrative (excluding depreciation and amortization)	220	231	(11)	(5)%
Research and development (excluding depreciation and amortization)	2	3	(1)	(33)%
Depreciation and amortization	96	113	(17)	(15)%
Restructuring and related costs	12	17	(5)	(29)%
Interest expense	24	46	(22)	(48)%
(Gain) loss on divestitures and transaction costs, net	7	(508)	515	n/m
Litigation settlements (recoveries), net	2	5	(3)	(60)%
Loss on extinguishment of debt	—	5	(5)	n/m
Other (income) expenses, net	1	(2)	3	n/m
Total Operating Costs and Expenses	1,599	1,322	277

Income (Loss) Before Income Taxes	(94)	427	(521)
Income tax expense (benefit)	(3)	112	(115)
Net Income (Loss)	$(91)	$315	$(406)
Revenue
Revenue for the three months ended June 30, 2025 decreased, compared to the prior year period, approximately 73% of which was due to the impact of the BenefitWallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lost business and lower Commercial volumes contributed to the decrease and were partially offset by new business ramp and positive impacts from a contract amendment with a Transit Solutions customer.
Revenue for the six months ended June 30, 2025 decreased, compared to the prior year period, approximately 63% of which was due to the impact of the BenefitWallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lost business and lower volumes contributed to the decrease and were partially offset by new business ramp and positive impacts from a contract amendment with a Transit Solutions customer.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three and six months ended June 30, 2025 decreased, compared to the prior year periods, primarily due to the impact of the BenefitWallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lower expenses on lower revenues and cost optimizations contributed to the decline.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended June 30, 2025 decreased, compared to the prior year period, primarily driven by cost efficiencies in our corporate functions.
SG&A for the six months ended June 30, 2025 decreased, compared to the prior year period, primarily driven by a $9 million benefit from the recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019 as well as cost efficiencies in our corporate functions. These were partially offset by $25 million of direct response costs related to the January 2025 Cyber Event.

CNDT Q2 2025 Form 10-Q

Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2025 decreased, compared to the prior year periods, primarily due to the absence of a write-off of an abandoned internal use software asset in our Commercial segment in the prior year and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. These decreases were partially offset by increased amortization of deferred contract costs related to new projects that went live in 2025.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Severance and related costs	$6	$3	$7	$7
Data center consolidation costs	—	2	—	3
Termination, insourcing and asset impairment costs	2	3	5	7
Restructuring and related costs	$8	$8	$12	$17
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three and six months ended June 30, 2025 decreased, compared to the prior year periods, primarily due to the 2024 voluntary prepayments of the entire Term Loan B balance outstanding and a portion of the Term Loan A balance with proceeds from divestitures.
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
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the six months ended June 30, 2025 and 2024 were not material.
Income Taxes
The effective tax rate for the three months ended June 30, 2025 was (5.7)%, compared to 28.2% for the three months ended June 30, 2024. The June 30, 2025 rate was lower than the U.S. statutory rate of 21%, due primarily to valuation allowances and geographic mix of income.
The effective tax rate for the three months ended June 30, 2024 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes, geographic mix of income, and other nondeductible permanent differences, partially offset by the release of tax valuation allowances due to the gain from divestitures and tax credits.
Excluding the impact of amortization, restructuring, divestiture, valuation allowances and discrete tax items, the normalized effective tax rate for the three months ended June 30, 2025 was 20.5%. The normalized effective tax rate for the three months ended June 30, 2024 was 23.6%, due primarily to excluding the gain from divestitures, restructuring costs, amortization of intangibles, valuation allowance release and other discrete tax adjustments.

CNDT Q2 2025 Form 10-Q

The effective tax rate for the six months ended June 30, 2025 was 3.1%, compared to 26.3% for the six months ended June 30, 2024. The June 30, 2025 rate was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances and geographic mix of income.
The effective tax rate for the six months ended June 30, 2024 was higher than the U.S. statutory rate of 21%, primarily due to state and local taxes, geographic mix of income, and other nondeductible permanent differences, partially offset by tax benefit from valuation allowances and audit settlement reserve releases.
Excluding the impact of amortization, restructuring, divestiture, reserves for the Direct response costs - cyber event, valuation allowances and discrete tax items, the normalized effective tax rate for the six months ended June 30, 2025 was 22.3%. The normalized effective tax rate for the six months ended June 30, 2024 was 23.1%, primarily due to excluding the impact of the gain from divestitures, restructuring costs, amortization of intangible assets, litigation reserve releases, audit settlement reserve release, valuation allowance and other discrete tax items.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. The legislation contains certain provisions related to the full expensing of U.S. research and development costs and other depreciable property. The legislation also includes changes to the determination of the amount of U.S. interest expense that is deductible for U.S. tax purposes. We are evaluating the full effects of the legislation on our estimated annual effective rate and cash tax position. As the legislation was signed into law subsequent to June 30, 2025, no impacts are included in our operating results for the three and six months ended June 30, 2025.
In 2021, the Organization for Economic Cooperation and Development released model rules for a 15% global minimum tax, known as Pillar Two. This alternative minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on our financial results of operations for the current period. We continue to monitor legislative developments, as well as additional guidance from countries that have enacted legislation.
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
Results of our financial performance were:

CNDT Q2 2025 Form 10-Q

	Three Months Ended June 30,
	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
(in millions)	Reportable Segments
2025
Segment revenue	$365	$238	$151	$—	$—	$754
Segment profit (loss)	$7	$49	$—	$—	$(67)	$(11)
Segment depreciation and amortization	$20	$11	$8	$—	$9	$48
Adjusted EBITDA	$27	$60	$8	$—	$(58)	$37

% of Total Revenue	48.4%	31.6%	20.0%	—%	—%	100.0%
Adjusted EBITDA Margin	7.4%	25.2%	5.3%	—%	—%	4.9%

2024
Segment Revenue	$388	$245	$141	$54	$—	$828
Segment profit (loss)	$14	$38	$(3)	$8	$(71)	$(14)
Segment depreciation and amortization	$22	$11	$6	$3	$7	$49
Adjusted EBITDA	$36	$49	$3	$11	$(64)	$35

% of Total Revenue	46.9%	29.6%	17.0%	6.5%	—%	100.0%
Adjusted EBITDA Margin	9.3%	20.0%	2.1%	20.4%	—%	4.2%

	Six Months Ended June 30,
	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
(in millions)	Reportable Segments
2025
Segment revenue	$767	$454	$284	$—	$—	$1,505
Segment profit (loss)	$23	$77	$(2)	$—	$(145)	$(47)
Segment depreciation and amortization	$44	$21	$16	$—	$15	$96
Direct response costs - cyber event	$—	$—	$—	$—	$25	$25
Adjusted EBITDA	$67	$98	$14	$—	$(105)	$74

% of Total Revenue	51.0%	30.1%	18.9%	—%	—%	100.0%
Adjusted EBITDA Margin	8.7%	21.6%	4.9%	—%	—%	4.9%

2024
Segment Revenue	$807	$503	$285	$154	$—	$1,749
Segment profit (loss)	$33	$80	$(9)	$32	$(143)	$(7)
Segment depreciation and amortization	$48	$24	$13	$12	$14	$111
Adjusted EBITDA	$81	$104	$4	$44	$(129)	$104

% of Total Revenue	46.1%	28.8%	16.3%	8.8%	—%	100.0%
Adjusted EBITDA Margin	10.0%	20.7%	1.4%	20.4%	—%	5.9%

CNDT Q2 2025 Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA and Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes	2025	2024	2025	2024
Adjusted EBITDA	$37	$35	$74	$104
Reconciling items:
Segment depreciation and amortization	(48)	(49)	(96)	(111)
Direct response costs - cyber event	—	—	(25)	—
Segment Profit (Loss)	$(11)	$(14)	$(47)	$(7)
Reconciling items:
Amortization of acquired intangible assets	(1)	(2)	(1)	(3)
Restructuring and related costs	(8)	(8)	(12)	(17)
Interest expense	(12)	(19)	(24)	(46)
Loss on extinguishment of debt	—	(3)	—	(5)
Gain (loss) on divestitures and transaction costs, net	(4)	347	(7)	508
Litigation (settlements) recoveries, net	—	(1)	(2)	(5)
Other income (expenses), net	(2)	—	(1)	2
Income (Loss) Before Income Taxes	$(38)	$300	$(94)	$427
Commercial Segment
Revenue
Commercial revenue for the three and six months ended June 30, 2025 declined, compared to the prior year periods, driven by lower volumes, partially offset by new business ramp outpacing lost business.
Segment Profit and Adjusted EBITDA
Commercial segment profit and adjusted EBITDA for the three and six months ended June 30, 2025 decreased, compared to the prior year periods, primarily due to the revenue drivers noted above and higher fixed technology overhead, partially offset by cost efficiencies and the impact of lower depreciation due to the prior year write-off of internal use software and fully amortized assets.
Government Segment
Revenue
Government revenue for the three months ended June 30, 2025 decreased, compared to the prior year period, primarily driven by the impacts associated with completing or extending several implementations. However, new business has now started to outpace lost business in this segment.
Government revenue for the six months ended June 30, 2025 decreased, compared to the prior year period, primarily driven by the impact of lost business in our Government Healthcare business and some discrete negative impacts from the establishment of reserves for service level disputes in the first quarter of 2025, partially offset by new business ramp.
Segment Profit and Adjusted EBITDA
Government segment profit and adjusted EBITDA for the three months ended June 30, 2025 increased, compared to the prior year period, primarily due to cost efficiencies and lower expenses driven in part by our fraud prevention activities in our Government Services business resulting from the investments we have been making in AI. These were partially offset by impact of the revenue drivers mentioned above.
Government segment profit and adjusted EBITDA for the six months ended June 30, 2025 decreased, compared to the prior year period, primarily due to lost business particularly in our Government Healthcare business partially offset by cost efficiencies and lower expenses driven by our fraud prevention activities in our Government Services business resulting from the investments we have been making in AI.

CNDT Q2 2025 Form 10-Q

Transportation Segment
Revenue
Transportation revenue for the three months ended June 30, 2025 increased, compared to the prior year period, primarily due to a contract amendment with a Transit Solutions customer. The amended agreement included additional consideration and a cumulative catch-up adjustment was recorded in connection with the amendment. Revenue from our congestion charging back-office solution in a Road Usage Charging contract also contributed to the increase. These factors were partially offset by the non-retained portion of a Road Usage Charging contract and lower activity across certain smaller projects.
Transportation revenue for the six months ended June 30, 2025 was flat, compared to the prior year period, primarily due to the items mentioned above being offset by a higher proportion of the non-retained portion of a Road Usage Charging contract.
Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA for the three and six months ended June 30, 2025 increased due to the revenue drivers mentioned above and the absence of costs to transition the non-retained portion of a Road Usage Charging contract.
Divestitures
Revenue, Segment Profit and Adjusted EBITDA
The decrease in revenue, segment profit and Adjusted EBITDA for the three and six months ended June 30, 2025, as compared to the prior year periods, was due to the transfer of the BenefitWallet portfolio, and the sales of the Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions businesses in 2024.
Unallocated Costs
Unallocated Costs for the three months ended June 30, 2025 decreased, compared to the prior year period, primarily due cost efficiencies in our corporate functions.
Unallocated Costs for the six months ended June 30, 2025 also decreased, compared to the prior year period, primarily due to a $9 million recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019, as well as cost efficiencies in our corporate functions. However, these factors were partially offset by $25 million of direct response costs related to the previously disclosed January 2025 Cyber Event.
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

CNDT Q2 2025 Form 10-Q

Signing information for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		2025 vs. 2024
($ in millions)	2025	2024(3)	$ Change	% Change
New business ACV	$150	$141	$9	6%

New business TCV	$331	$273	$58	21%
Renewals TCV	469	242	227	94%
Total Signings	$800	$515	$285	55%

Annual recurring revenue signings(1)	$66	$61	$5	8%
Non-recurring revenue signings(2)	$118	$109	$9	8%

	Six Months Ended June 30,		2025 vs. 2024
($ in millions)	2025(3)	2024(3)	$ Change	% Change
New business ACV	$259	$237	$22	9%

New business TCV	$611	$416	$195	47%
Renewals TCV	712	637	75	12%
Total Signings	$1,323	$1,053	$270	26%

Annual recurring revenue signings(1)	$119	$92	$27	29%
Non-recurring revenue signings(2)	$177	$180	$(3)	(2)%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove new business signings of the BenefitWallet Portfolio, Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions business.
The total new business pipeline at the end of June 30, 2025 and 2024 was $3.3 billion and $3.1 billion, respectively. Total new business pipeline is defined as total new business ACV pipeline of deals at or beyond the qualified prospect stage. Beginning in the first quarter of 2025, we transitioned our measure of sales pipeline from TCV to ACV to align with our primary sales metric and have recast all prior period comparatives to reflect this change. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
June 30, 2025	$63
March 31, 2025	116
December 31, 2024	92
September 30, 2024	46
June 30, 2024	(47)

CNDT Q2 2025 Form 10-Q

Capital Resources and Liquidity
As of June 30, 2025 and December 31, 2024, total cash and cash equivalents were $275 million and $366 million, respectively. We also have a $550 million revolving line of credit for our various cash needs, of which $10 million was used for letters of credit. The net amount available to be drawn upon under our revolving line of credit as of June 30, 2025, was $540 million.
As of June 30, 2025, our total principal debt outstanding was $661 million, of which $28 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2025	2024	Better (Worse)
Net cash provided by (used in) operating activities	$(73)	$(78)	$5
Net cash provided by (used in) investing activities	$15	$553	(538)
Net cash provided by (used in) financing activities	$(30)	$(681)	651
Operating activities
The net decrease in cash used in operating activities of $5 million, compared to the prior year period, was primarily due to lower cash interest expense, improved accounts receivable Days Sales Outstanding and improved accounts payable Days Payable Outstanding. These were partially offset by lower Adjusted EBITDA due to the divestitures and the absence of a $22 million United States federal tax refund related to the 2018 tax year received in the first quarter of 2024.
Investing activities
Investing cash flow decreased by $538 million mainly due to the proceeds received from the BenefitWallet Portfolio transfer and the Curbside Management and Public Safety Solutions ("Curbside") divestiture in the first half of 2024. The 2025 period includes $50 million of cash received related to the non-interest bearing note from the Curbside divestiture.
Financing activities
The decrease in cash used in financing activities was due to the voluntary prepayment of $464 million of debt using the proceeds received from the BenefitWallet Portfolio transfer and the Curbside divestiture in the first half of 2024. Additionally, the prior year included $168 million of treasury stock purchases under the program that was completed in September 2024, including $132 million purchased from Carl Icahn and certain of his affiliates.

CNDT Q2 2025 Form 10-Q

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
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the six months ended June 30, 2025 and 2024 was $(11) million and $(16) million, respectively.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $275 million as of June 30, 2025, along with cash generated by operations and amounts available for borrowing under our revolving credit facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At June 30, 2025, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on our material cash requirements.
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
There have been no significant changes during the six months ended June 30, 2025 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

CNDT Q2 2025 Form 10-Q

A reconciliation of the non-GAAP financial measures Adjusted EBITDA and EBITDA Margin to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP is provided in the "Operations Review of Segment Revenue and Profit" section above.
Adjusted EBITDA and Adjusted EBITDA Margin
We use adjusted EBITDA and adjusted EBITDA Margin as an additional way of assessing certain aspects of our operations that, when viewed with the U.S. GAAP results and the accompanying reconciliations to corresponding U.S. GAAP financial measures, provide a more complete understanding of our on-going business. Adjusted EBITDA Margin is adjusted EBITDA divided by revenue. Adjusted EBITDA represents income (loss) before interest, income taxes, depreciation and amortization and contract inducement amortization adjusted for the following items:
•Amortization of acquired intangible assets. This is driven by acquisition activity, which can vary in size, nature and timing as compared to other companies within our industry and from period to period.
•Restructuring and related costs. This includes restructuring and asset impairment charges as well as costs associated with our strategic transformation program.
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

CNDT Q2 2025 Form 10-Q

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

CNDT Q2 2025 Form 10-Q

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

CNDT Q2 2025 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended June 30, 2025
During the quarter ended June 30, 2025, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
April 1-30, 2025	—	$—	—	$—
May 1-31, 2025	—	—	—	50
June 1-30, 2025	2,681,373	2.70	2,681,373	43
Total	2,681,373	$2.70	2,681,373	$43
(1) On May 20, 2025, the Board of Directors authorized a three-year share repurchase program, granting approval for the Company to repurchase up to $50 million of its common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans.
(2) Average share price includes transaction commissions.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
None.
ITEM 5 — OTHER INFORMATION
10b5-1 Plans
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CNDT Q2 2025 Form 10-Q

ITEM 6 — EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.1	Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of September 18, 2023.		8-K	2.1	9/19/2023
2.2	First Amendment to Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of March 7, 2024.		10-Q	2.2	8/7/2024
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
10.6(a)(i)**	Form of APIP Share Award Agreement 2025 under the 2021 PIP.	X
10.6(a)(ii)**	Form of APIP Share Award Agreement 2025 for CEO and CFO under the 2021 PIP.	X
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

CNDT Q2 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUENT INCORPORATED (Registrant)

By:	/S/ GEORGE ABATE
George Abate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: August 6, 2025

CNDT Q2 2025 Form 10-Q