Form 10-Q
period 2025-09-30
CONDUENT Inc
filed 2025-11-07
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at October 31, 2025
Common Stock,	$0.01 par value	152,889,491

CNDT Q3 2025 Form 10-Q

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; risk and impact of geopolitical events and increasing geopolitical tensions (such as the war in the Ukraine and conflict in the Middle East), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in interest in outsourced business process services; claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; risks related to our use of artificial intelligence ("AI"); the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; risks related to hacking or other cybersecurity threats to our data systems, information systems and network infrastructure and other service interruptions, including relating to the previously disclosed cyber event that took place in January 2025 (the "January 2025 Cyber Event"), including the Company’s investigation of such incident and mitigation and remediation efforts, the nature and extent of such incident, the potential disruption to our business or operations, the potential impact on the Company’s reputation, and the Company’s assessments of the likely financial and operational impacts of such incident; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to recently completed divestitures including the (i) transfer of the Company’s BenefitWallet’s health savings account, medical savings account and flexible spending account portfolio, (ii) sale of the Company’s Curbside Management and Public Safety Solutions businesses and (iii) sale of the Company's Casualty Claims Solutions business, including but not limited to the Company’s ability to realize the benefits anticipated from such transactions, unexpected costs, liabilities or delays in connection with such transactions, and the significant transaction costs associated with such transactions; government appropriations and termination rights contained in our government contracts; risk and impact of potential goodwill and other asset impairments; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2024 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K filed (or furnished) with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q3 2025 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

September 30, 2025

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q3 2025 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue	$767	$807	$2,272	$2,556

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	631	656	1,866	2,068
Selling, general and administrative (excluding depreciation and amortization)	96	115	316	346
Research and development (excluding depreciation and amortization)	1	1	3	4
Depreciation and amortization	48	44	144	157
Restructuring and related costs	12	4	24	21
Interest expense	12	16	36	62
(Gain) loss on divestitures and transaction costs, net	1	(188)	8	(696)
Litigation settlements (recoveries), net	—	1	2	6
Loss on extinguishment of debt	1	1	1	6
Other (income) expenses, net	3	(2)	4	(4)
Total Operating Costs and Expenses	805	648	2,404	1,970

Income (Loss) Before Income Taxes	(38)	159	(132)	586

Income tax expense (benefit)	8	36	5	148
Net Income (Loss)	$(46)	$123	$(137)	$438

Net Income (Loss) per Share:
Basic	$(0.30)	$0.75	$(0.90)	$2.28
Diluted	$(0.30)	$0.72	$(0.90)	$2.22

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net Income (Loss)	$(46)	$123	$(137)	$438
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(2)	13	31	(14)
Unrecognized gains (losses), net	(2)	1	—	—
Other Comprehensive Income (Loss), Net	(4)	14	31	(14)

Comprehensive Income (Loss), Net	$(50)	$137	$(106)	$424
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$248	$366
Accounts receivable, net	488	493
Contract assets	160	132
Other current assets	258	261
Total current assets	1,154	1,252
Land, buildings and equipment, net	186	167
Operating lease right-of-use assets	150	169
Intangible assets, net	12	14
Goodwill	616	609
Other long-term assets	382	388
Total Assets	$2,500	$2,599
Liabilities and Equity
Current portion of long-term debt	$16	$24
Accounts payable	135	157
Accrued compensation and benefits costs	180	170
Contract liabilities	82	103
Other current liabilities	289	290
Total current liabilities	702	744
Long-term debt	697	615
Deferred taxes	22	24
Operating lease liabilities	117	138
Other long-term liabilities	103	93
Total Liabilities	1,641	1,614

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(231)	(210)
Additional paid-in capital	3,964	3,952
Retained earnings (deficit)	(2,577)	(2,433)
Accumulated other comprehensive loss	(441)	(472)
Total Conduent Inc. Equity	717	839
Noncontrolling Interest	—	4
Total Equity	717	843
Total Liabilities and Equity	$2,500	$2,599

Shares of common stock issued and outstanding	154,724	161,829
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	68,262	60,868

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(137)	$438
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	144	157
Contract inducement amortization	2	2
Deferred income taxes	(3)	23
Amortization of debt financing costs	1	3
Loss on extinguishment of debt	1	6
(Gain) loss on divestitures and sales of fixed assets, net	2	(727)
Stock-based compensation	13	14
Changes in operating assets and liabilities:
Accounts receivable	14	6
Other current and long-term assets	(101)	(86)
Accounts payable and accrued compensation and benefits costs	(17)	(17)
Other current and long-term liabilities	(17)	(12)
Net change in income tax assets and liabilities	(14)	102
Net cash provided by (used in) operating activities	(112)	(91)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(44)	(39)
Cost of additions to internal use software	(15)	(23)
Proceeds from divestitures	53	823
Net cash provided by (used in) investing activities	(6)	761
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	259	80
Proceeds from the issuance of debt	4	—
Payments of debt issuance costs	(3)	—
Payments of revolving credit facility	(125)	(80)
Payments of debt	(101)	(587)
Treasury stock purchases	(20)	(182)
Excise tax payment on treasury stock purchases	(2)	—
Taxes paid for settlement of stock-based compensation	—	(5)
Dividends paid on preferred stock	(7)	(7)
Repurchase of noncontrolling interest	(5)	—
Net cash provided by (used in) financing activities	—	(781)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(4)
Increase (decrease) in cash, cash equivalents and restricted cash	(113)	(115)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	377	519
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$264	$404
 ___________
(1)Includes $16 million and $11 million of restricted cash as of September 30, 2025 and 2024, respectively, that were included in Other current assets on the respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2025 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at June 30, 2025	$2	$(218)	$3,959	$(2,529)	$(437)	$—	$777
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	5	—	—	—	5
Treasury stock purchases	—	(13)	—		—	—	(13)
Buyback of noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(46)	—	—	(46)
Other comprehensive income (loss), net	—	—	—	—	(4)	—	(4)
Total Comprehensive Income (Loss), Net	—	—	—	(46)	(4)	—	(50)
Balance at September 30, 2025	$2	$(231)	$3,964	$(2,577)	$(441)	$—	$717

	Three Months Ended September 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at June 30, 2024	$2	$(196)	$3,947	$(2,539)	$(463)	$4	$755
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	5	—	—	—	5
Treasury stock purchases	—	(14)	—	—	—	—	(14)
Contribution from noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	123	—	—	123
Other comprehensive income (loss), net	—	—	—	—	14	—	14
Total Comprehensive Income (Loss), Net	—	—	—	123	14	—	137
Balance at September 30, 2024	$2	$(210)	$3,952	$(2,418)	$(449)	$4	$881

	Nine Months Ended September 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2024	$2	$(210)	$3,952	$(2,433)	$(472)	$4	$843
Dividends - preferred stock, $60/share	—	—	—	(7)	—	—	(7)
Stock incentive plans, net	—	—	13	—	—	—	13
Treasury stock purchases	—	(21)	—	—	—	—	(21)
Buyback of noncontrolling interest	—	—	(1)	—	—	(4)	(5)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(137)	—	—	(137)
Other comprehensive income (loss), net	—	—	—	—	31	—	31
Total Comprehensive Income (Loss), Net	—	—	—	(137)	31	—	(106)
Balance at September 30, 2025	$2	$(231)	$3,964	$(2,577)	$(441)	$—	$717

	Nine Months Ended September 30, 2024
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2023	$2	$(27)	$3,938	$(2,849)	$(435)	$4	$633
Dividends - preferred stock, $60/share	—	—	—	(7)	—	—	(7)
Stock incentive plans, net	—	—	14	—	—	—	14
Treasury stock purchases	—	(183)	—	—	—	—	(183)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	438	—	—	438
Other comprehensive income (loss), net	—	—	—	—	(14)	—	(14)
Total Comprehensive Income (Loss), Net	—	—	—	438	(14)	—	424
Balance at September 30, 2024	$2	$(210)	$3,952	$(2,418)	$(449)	$4	$881
___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2025 Form 10-Q

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

CNDT Q3 2025 Form 10-Q

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
Internal-use Software: In September 2025, the FASB issued final guidance designed to modernize the accounting for software costs that are accounted for as "internal-use software." This new guidance removes all previous references to project stages. It requires capitalization of software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
Note 3 – Revenue
Disaggregation of Revenue
In 2024, revenue from the BenefitWallet Portfolio and the Casualty Claims Solutions business were reclassified to Divestitures from the Commercial segment. In addition, in 2024, revenue from the Curbside Management and Public Safety businesses was reclassified to Divestitures from the Transportation segment. All prior periods presented have been recast to reflect these changes.
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

CNDT Q3 2025 Form 10-Q

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Commercial:
Customer Experience Management	$122	$125	$388	$404
BPaaS	117	125	349	377
Integrated Digital Solutions	128	135	397	411
Total Commercial	367	385	1,134	1,192
Government:
Government Healthcare Solutions	132	137	395	427
Government Services Solutions	106	118	297	331
Total Government	238	255	692	758
Transportation:
Road Usage Charging & Management Solutions	60	58	184	185
Transit Solutions	102	83	262	240
Commercial Vehicles	—	—	—	1
Total Transportation	162	141	446	426
Divestitures	—	26	—	180
Total Consolidated Revenue	$767	$807	$2,272	$2,556

Timing of Revenue Recognition:
Point in time	$31	$24	$78	$80
Over time	736	783	2,194	2,476
Total Revenue	$767	$807	$2,272	$2,556

Contract Balances
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are the Company’s rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Contract assets are transferred to Accounts receivable, net when the rights to consideration become unconditional. Contract liabilities include payments received in advance of performance under the contract, which are realized when the associated revenue is recognized under the contract.

CNDT Q3 2025 Form 10-Q

The following table provides information about significant movements in contract assets (current and long-term) for the nine months ended September 30, 2025 and 2024:

(in millions)	2025	2024
Beginning balance	$135	$190
Additional contract assets recognized	149	124
Billed and transferred to Accounts receivable and other	(116)	(158)
Ending balance(1)	$168	$156
___
(1) Of which $9 million and $4 million are included in Other long-term assets as of September 30, 2025 and 2024, respectively.
The following table provides information about significant movements in contract liabilities balances (current and long-term) for the nine months ended September 30, 2025 and 2024:

(in millions)	2025	2024
Beginning balance	$155	$146
Additional contract liabilities recorded	159	205
Revenue recognized related to contract liabilities and other(1)	(169)	(183)
Ending balance(2)	$145	$168
___
(1) Of which $79 million and $82 million were recognized during the nine months ended September 30, 2025 and 2024, respectively, that related to the Company's contract liabilities as of December 31, 2024 and 2023, respectively.
(2) Of which $63 million and $53 million are included in Other long-term liabilities as of September 30, 2025 and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2025 was approximately $1.4 billion. The Company expects to recognize approximately 73% of this revenue over the next two years and the remainder thereafter.
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
A description of the Company's reportable segments is as follows:
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

CNDT Q3 2025 Form 10-Q

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
Selected financial information for the Company's segments is as follows:

	Three Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Total(1)
2025
Segment revenue	$367	$238	$162	$767

Expenses
Wages and benefits	$247	$96	$61	$404
Services and supplies	47	63	84	194
Rent lease and maintenance expense	36	18	12	66
Other operating expense	—	—	1	1
Depreciation and amortization expense	20	13	7	40
Segment expenses	$350	$190	$165	$705

Segment profit (loss)	$17	$48	$(3)	$62

2024
Segment revenue	$385	$255	$141	$781

Expenses
Wages and benefits	$265	$107	$61	$433
Services and supplies	49	72	66	187
Rent lease and maintenance expense	37	16	12	65
Other operating expense	—	—	2	2
Depreciation and amortization expense	19	10	6	35
Segment expenses	$370	$205	$147	$722

Segment profit (loss)	$15	$50	$(6)	$59
__________
(1)    Total excludes Divestitures and Unallocated Costs.

CNDT Q3 2025 Form 10-Q

	Nine Months Ended September 30,
(in millions)	Commercial	Government	Transportation	Total(1)
2025
Segment revenue	$1,134	$692	$446	$2,272

Expenses
Wages and benefits	$761	$290	$187	$1,238
Services and supplies	155	188	203	546
Rent lease and maintenance expense	112	51	36	199
Other operating expense	3	4	3	10
Depreciation and amortization expense	63	34	22	119
Segment expenses	$1,094	$567	$451	$2,112

Segment profit (loss)	$40	$125	$(5)	$160

2024
Segment revenue	$1,192	$758	$426	$2,376

Expenses
Wages and benefits	$810	$322	$194	$1,326
Services and supplies	158	219	191	568
Rent lease and maintenance expense	107	49	34	190
Other operating expense	2	4	4	10
Depreciation and amortization expense	67	34	18	119
Segment expenses	$1,144	$628	$441	$2,213

Segment profit (loss)	$48	$130	$(15)	$163
__________
(1)    Total excludes Divestitures and Unallocated Costs.
Other operating expense shown above is primarily comprised of third-party legal fees and other miscellaneous expenses.
The following is a reconciliation of Segment profit (loss) to Income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Segment Profit (Loss)	$62	$59	$160	$163
Reconciling items:
Divestitures profit(1)	—	3	—	35
Unallocated costs(2)	(70)	(70)	(215)	(213)
Amortization of acquired intangible assets	(1)	(1)	(2)	(4)
Restructuring and related costs	(12)	(4)	(24)	(21)
Interest expense	(12)	(16)	(36)	(62)
Loss on extinguishment of debt	(1)	(1)	(1)	(6)
Gain (loss) on divestitures and transaction costs, net	(1)	188	(8)	696
Litigation (settlements) recoveries, net	—	(1)	(2)	(6)
Other income (expenses), net	(3)	2	(4)	4
Income (Loss) Before Income Taxes	$(38)	$159	$(132)	$586
(1)    Divestitures profit is Income (loss) before income taxes excluding certain non-operating income and expenses.
(2)    Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments. Included in the three and nine months ended September 30, 2025 periods are $0 million and $25 million, respectively, of Direct response costs related to the January 2025 Cyber Incident as well as a $0 million and $9 million, respectively, insurance recovery related to the 2019 Texas Matter.
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.

CNDT Q3 2025 Form 10-Q

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
The Casualty Disposal Group generated revenue and income (loss) before income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$—	$26	$—	$100
Income (loss) before income taxes	—	3	—	6
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
The Curbside Disposal Group generated revenue and income (loss) before income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$—	$—	$—	$50
Income (loss) before income taxes	—	—	—	6
Transfer of BenefitWallet Portfolio
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "BenefitWallet Portfolio") to HealthEquity, Inc. for an aggregate purchase price of $425 million, subject to customary purchase price adjustments.
The BenefitWallet transfer closed in multiple tranches from March to May 2024 and the Company received total aggregate cash consideration of $425 million as the tranches closed. The Company recorded a gain on the transfer of $425 million, less costs to sell of $11 million. Additionally, the Company recorded $102 million of income tax expense in connection with the transfer of the BenefitWallet Portfolio. There was no cash consideration or gain on the transfer of the BenefitWallet Portfolio recorded in the third quarter of 2024.
The BenefitWallet Portfolio generated revenue and income (loss) before income taxes as follows:

CNDT Q3 2025 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$—	$—	$—	$30
Income (loss) before income taxes	—	—	—	20
Note 6 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to exiting certain activities, downsizing its employee base, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use ("ROU") asset impairments and other related costs. Also included in Restructuring and related costs are incremental, non-recurring costs related to the consolidation of the Company's data centers, which totaled $0 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $0 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively. Management continues to evaluate the Company's businesses and, in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed.
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
A summary of the Company's restructuring program activity during the nine months ended September 30, 2025 and 2024 is as follows:

(in millions)	Severance and Related Costs	Termination and Other Restructuring-related Costs(2)	Asset Impairments	Total
Accrued Balance at December 31, 2024	$13	$2	$—	$15
Provision	14	7	3	24
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	14	7	3	24
Charges against reserve and currency	(19)	(9)	(3)	(31)
Accrued Balance at September 30, 2025	$8	$—	$—	$8

(in millions)	Severance and Related Costs	Termination and Other Restructuring-related Costs(2)	Asset Impairments	Total
Accrued Balance at December 31, 2023	$9	$1	$—	$10
Provision	9	10	2	21
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	9	10	2	21
Charges against reserve and currency	(15)	(11)	(2)	(28)
Accrued Balance at September 30, 2024	$3	$—	$—	$3
__________
(1)Represents amounts recognized within the Condensed Consolidated Statements of Income (Loss) for the years shown.
(2)During the nine months ended September 30, 2024, the Company incurred $1 million of costs for bringing certain technology functions in-house. There were no such costs incurred in the nine months ended September 30, 2025. These costs are included in the above table in Termination and other costs.

No restructuring and related costs are allocated to the segments.

CNDT Q3 2025 Form 10-Q

Note 7 – Debt
Long-term debt was as follows:

(in millions)	September 30, 2025	December 31, 2024
Revolving credit facility	$134	$—
Term loan A due 2026	—	88
Senior notes due 2029	520	520
Finance lease obligations	48	26
Other	15	12
Principal debt balance	717	646
Debt issuance costs and unamortized discounts	(4)	(7)
Less: current maturities	(16)	(24)
Total Long-term Debt	$697	$615

2021 Credit Agreement
On October 15, 2021, the Company, Conduent Business Services, LLC (the “Lead Borrower” or “CBS”), Conduent State & Local Solutions, Inc. (“CSLS”), Affiliated Computer Services International B.V. (the “Dutch Borrower” and, together with the Lead Borrower and CSLS, the “Borrowers”) entered into a Credit Agreement with the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent (in such capacities, the "Administrative Agent”), and as a Swing Line Lender and an L/C Issuer and the lenders party thereto (as amended by Amendment No. 1 to Credit Agreement, dated as of May 9, 2023, and as amended by Amendment No. 2 to Credit Agreement, dated as of September 6, 2023, the “2021 Credit Agreement”).
2025 Credit Agreement
On August 26, 2025, the Company (as the parent guarantor), the Borrowers, the other guarantors party thereto, the Administrative Agent and the lenders and letter of credit issuers party thereto, entered into an amendment to the 2021 Credit Agreement (“Amendment No. 3” and the 2021 Credit Agreement as amended by Amendment No. 3, the “2025 Credit Agreement”) to amend the terms of the 2021 Credit Agreement, to, among other things, (i) prepay in full the Term A Loans outstanding under the 2021 Credit Agreement utilizing funds from the Revolving Credit Facility (as defined below), (ii) reduce the amount of the revolving credit facility to $357 million, of which $187 million will mature on August 26, 2028 and the remaining $170 million will continue to mature on October 15, 2026 (as amended, the “Revolving Credit Facility”), (iii) add a new performance letter of credit facility in the amount of approximately $93 million (the “Performance Letter of Credit Facility” and together with the Revolving Credit Facility, the “2025 Credit Facilities”), which will mature on August 26, 2028 and (iv) make certain other changes to the 2021 Credit Agreement as set forth in Amendment No. 3.
The Borrowers may voluntarily repay outstanding loans under the 2025 Credit Facilities at any time without premium or penalty, other than customary breakage costs.
Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a rate per annum equal to an applicable margin over a base rate or a Secured Overnight Financing Rate ("SOFR"), depending on the type of loan. The applicable margin for the Revolving Credit Facility for SOFR loans range from 1.75% to 3.00% per annum, depending on certain leverage ratios and for base rate loans range from 0.75% to 2.00% per annum.
In addition to paying interest on outstanding principal under the Revolving Credit Facility, the Company is required to pay a commitment fee ranging from 0.30% to 0.55% per annum to the lenders in respect of unutilized commitments thereunder.
Issuances of letters of credit under the Performance Letter of Credit Facility bear interest at a rate per annum equal to an applicable margin. The applicable margin for the Performance Letter of Credit Facility range from 1.05% to 1.80% per annum, depending on certain leverage ratios.
In addition to paying fees on outstanding principal under the Performance Letter of Credit Facility, the Company is required to pay a commitment fee ranging from 0.30% to 0.55% per annum to the performance letter of credit issuers in respect of unutilized commitments thereunder.

CNDT Q3 2025 Form 10-Q

All obligations under the 2025 Credit Agreement are unconditionally guaranteed by the Company, CBS and CSLS, and the existing and future direct and indirect wholly owned domestic restricted subsidiaries of CBS (subject to certain exceptions). All obligations under the 2025 Credit Agreement are secured, subject to certain exceptions, by a first-priority pledge of substantially all assets of CBS and the subsidiary guarantors, and all of the capital stock of CBS and each of CBS' wholly owned material restricted subsidiaries directly held by CBS and CSLS or a subsidiary guarantor.
The 2025 Credit Agreement contains certain customary affirmative and negative covenants, restrictions, prepayment terms and events of default. It requires the consolidated first lien net leverage ratio to not exceed 4.50 to 1.00 and a fixed charge coverage ratio of greater than or equal to 2.50 to 1.00. If an event of default occurs, the lenders under the 2025 Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and all actions permitted to be taken by secured creditors under applicable law.
As of September 30, 2025, the Company had $134 million outstanding borrowings under its Revolving Credit Facility. The Company utilized $25 million of the Revolving Credit Facility to issue letters of credit as of September 30, 2025. Additionally, the Company utilized $82 million of the Performance Letter of Credit Facility to issue performance letters of credit as of September 30, 2025. The remaining unused capacity, reflecting total borrowing facility size minus outstanding borrowings and letters of credit, under the Revolving Credit Facility and the Performance Letter of Credit Facility was $198 million and $11 million, respectively, as of September 30, 2025.
In connection with the voluntary repayment of the Term Loan A described under "2025 Credit Facilities" above, the Company wrote-off related debt issuance costs of $1 million and $1 million, which is included in Loss on extinguishment of debt in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2025, respectively. In connection with voluntary prepayments of the Term Loan B made in 2024, the Company wrote-off related debt issuance costs of $1 million and $6 million, which is included in Loss on extinguishment of debt in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2024, respectively.
At September 30, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above.
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
At September 30, 2025 and December 31, 2024, the Company had outstanding forward exchange contracts with gross notional values of $239 million and $203 million, respectively. At September 30, 2025, approximately 81% of these contracts mature within three months, 7% in three to six months, 9% in six to twelve months and 3% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's condensed consolidated balance sheet, income statement or cash flows for the periods presented.
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

CNDT Q3 2025 Form 10-Q

Level 3: Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities.
Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases was Level 2.

(in millions)	September 30, 2025	December 31, 2024
Assets:
Foreign exchange contracts - forward	$—	$—
Total Assets	$—	$—
Liabilities:
Foreign exchange contracts - forward	$(2)	$(2)
Total Liabilities	$(2)	$(2)
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$697	$676	$615	$588
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
The Company recognized an expense related to its defined contribution plans of $0 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $4 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

CNDT Q3 2025 Form 10-Q

Note 11 – Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2024	$(478)	$1	$5	$(472)
Other comprehensive income (loss)	32	(1)	—	31
Balance at September 30, 2025	$(446)	$—	$5	$(441)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2023	$(441)	$2	$4	$(435)
Other comprehensive income (loss)	(14)	—	—	(14)
Balance at September 30, 2024	$(455)	$2	$4	$(449)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of September 30, 2025. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Condensed Consolidated Financial position or liquidity. As of September 30, 2025, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.

CNDT Q3 2025 Form 10-Q

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
The trial court accordingly entered judgment on the TSA and late rent payment counterclaims on June 23, 2025, with final entry by the County Clerk on August 20, 2025.
On July 3, 2025, Skyview filed a motion to reargue the Appellate Division’s decision and, alternatively, for leave to appeal to the New York Court of Appeals. This motion was denied on September 4, 2025. Conduent is in the process of seeking to collect on the judgment and continuing to pursue the amount owed by Skyview to CBS on the Jamaica Deferred Closing counterclaim.
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

CNDT Q3 2025 Form 10-Q

Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2025, the Company had $546 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients, and $131 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
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
Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data in whole dollars and shares in thousands)	2025	2024	2025	2024
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(46)	$123	$(137)	$438
Dividend - Preferred Stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(48)	$121	$(144)	$431

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(46)	$123	$(137)	$438
Dividend - Preferred Stock	(2)	—	(7)	—
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(48)	$123	$(144)	$438

Weighted Average Common Shares Outstanding - Basic	157,004	161,684	159,899	189,107
Common Shares Issuable With Respect To:
Restricted Stock and Performance Units / Shares	—	4,077	—	2,473
8% Convertible Preferred Stock	—	5,393	—	5,393
Weighted Average Common Shares Outstanding - Diluted	157,004	171,154	159,899	196,973

Net Earnings (Loss) per Share:
Basic	$(0.30)	$0.75	$(0.90)	$2.28
Diluted	$(0.30)	$0.72	$(0.90)	$2.22

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	17,271	10,288	17,287	10,329
Convertible preferred stock	5,393	—	5,393	—
Total Anti-Dilutive and Contingently Issuable Securities	22,664	10,288	22,680	10,329

CNDT Q3 2025 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	September 30, 2025	December 31, 2024
Other Current Assets
Prepaid expenses	$106	$77
Income taxes receivable	21	11
Value-added tax receivable	8	7
Restricted cash	16	11
Net receivables from buyers of divested businesses	2	52
Other	105	103
Total Other Current Assets	$258	$261
Other Current Liabilities
Accrued liabilities to vendors	$151	$156
Litigation related accruals	5	8
Current operating lease liabilities	52	52
Restructuring liabilities	8	15
Income tax payable	—	3
Other taxes payable	11	16
Accrued interest	14	5
Direct response costs - cyber event liabilities	16	—
Other	32	35
Total Other Current Liabilities	$289	$290
Other Long-term Assets
Internal use software, net	$95	$107
Deferred contract costs, net	132	126
Product software, net	61	72
Deferred tax assets	26	23
Other	68	60
Total Other Long-term Assets	$382	$388
Other Long-term Liabilities
Income tax liabilities	19	18
Contract liabilities	63	52
Other	21	23
Total Other Long-term Liabilities	$103	$93

CNDT Q3 2025 Form 10-Q

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
Headquartered in Florham Park, New Jersey, we have operations in 24 countries as of September 30, 2025.
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

CNDT Q3 2025 Form 10-Q

Executive Summary
Our intense emphasis on growth, quality, and efficiency, beginning in the first quarter of 2020, resulted in a strengthened foundation. Building on this solid foundation, during 2023, we held an investor briefing outlining our three-year strategy. We continue to execute this strategy and remain focused on accelerating growth and enhancing value for our stakeholders. We intend to achieve this by doubling down on key themes outlined in the 2023 investor briefing including focusing on key growth areas within each of our businesses, continuing our portfolio rationalization strategy, divesting certain solutions which have either scarcity value outside of Conduent or are capital intensive relative to their growth opportunity, and taking a balanced approach to allocating capital including internal investments in our solutions, pre-paying debt and repurchasing common shares.
This strategy has resulted and will continue to result in a nimbler and faster-growing Conduent with modest levels of net leverage, stronger free cash flow, and higher margins, which we believe will enhance our valuation. 2025 is the final of year of our three-year period. As we end 2025, we will update investors on how we finished versus that plan and on further targets for 2026 and beyond.
During the third quarter of 2025 we achieved the following:
•Successfully completed refinancing of the Company’s revolving credit facility and paid off the Term Loan A.
•Announced the integration of the Generative AI ("GenAI") and other advanced AI technologies into the Company’s Government solutions offerings to improve the disbursement of critical government benefits, enhance the citizen experience, and combat fraud in programs like Medicaid and SNAP.
•Awarded a contract by the Richmond Metropolitan Transportation Authority to implement a Pay-by-Plate toll collection system supporting the transition to all-electronic tolling designed to streamline traffic for a faster, safer, and more enjoyable driving experience.
•Announced an expansion of the Company’s Philippines operations and opened a facility in Lipa-Malvar to support customer experience management solutions for a leading U.S. healthcare company.
•Expanded its FastCap® Finance Analytics solution by integrating GenAI-powered contract and spend analytics capability that enables it to expedite contract intake, verify contract compliance, and identify procurement savings and tariff-related financial exposures more efficiently and more accurately.
•Teamed with the State of Delaware to launch Conduent’s Maven® Disease Surveillance & Outbreak Management System, helping it to monitor, report, and better understand public health threats and infectious disease outbreaks.
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
As part of its ongoing investigation, the Company determined that the threat actor exfiltrated a set of files associated with a limited number of the Company’s clients. Due to the complexity of the files, the Company engaged cybersecurity data mining experts to conduct a detailed analysis of the affected files to identify the personal information contained therein. This detailed analysis confirmed that the data sets contained a significant number of individuals’ personal information associated with our clients’ end-users. Upon completion of this time intensive data analysis, the Company notified impacted clients concerning their affected end-users. The Company is working with affected clients to determine next steps as required by federal and state law, including individual and regulatory notifications that began in October 2025 and are anticipated to be concluded by early 2026. To the Company’s knowledge, the exfiltrated data has not been released on the dark web or otherwise publicly. The Company has also notified federal law enforcement authorities of the incident.

CNDT Q3 2025 Form 10-Q

While the Company did not experience material impacts to its operating environment or costs from the event itself, the Company incurred and accrued $25 million of non-recurring expenses in the first quarter of 2025 related to the event based on the notification requirements described above. We have made cash disbursements of $9 million through September 30, 2025 and expect to make an additional $16 million of cash disbursements by the end of the first quarter of 2026 related to these notification requirements. Any notification expense in excess of these amounts up to the coverage limit are anticipated to be covered by the cyber insurance policy that the Company maintains.
It is possible that future risks and uncertainties resulting from the January 2025 Cyber Event, including those related to impacted data, litigation, reputational harm, and regulatory actions, could adversely affect the Company’s financial condition or results of operations. See also Part II, Item 1A (Risk Factors).
Financial Information and Analysis of Results of Operations

	Three Months Ended September 30,		2025 vs. 2024
(in millions)	2025	2024	$ Change	% Change
Revenue	$767	$807	$(40)	(5)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	631	656	(25)	(4)%
Selling, general and administrative (excluding depreciation and amortization)	96	115	(19)	(17)%
Research and development (excluding depreciation and amortization)	1	1	—	—%
Depreciation and amortization	48	44	4	9%
Restructuring and related costs	12	4	8	200%
Interest expense	12	16	(4)	(25)%
(Gain) loss on divestitures and transaction costs, net	1	(188)	189	n/m
Litigation settlements (recoveries), net	—	1	(1)	n/m
Loss on extinguishment of debt	1	1	—	—%
Other (income) expenses, net	3	(2)	5	n/m
Total Operating Costs and Expenses	805	648	157

Income (Loss) Before Income Taxes	(38)	159	(197)
Income tax expense (benefit)	8	36	(28)
Net Income (Loss)	$(46)	$123	$(169)

CNDT Q3 2025 Form 10-Q

	Nine Months Ended September 30,		2025 vs. 2024
(in millions)	2025	2024	$ Change	% Change
Revenue	$2,272	$2,556	$(284)	(11)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	1,866	2,068	(202)	(10)%
Selling, general and administrative (excluding depreciation and amortization)	316	346	(30)	(9)%
Research and development (excluding depreciation and amortization)	3	4	(1)	(25)%
Depreciation and amortization	144	157	(13)	(8)%
Restructuring and related costs	24	21	3	14%
Interest expense	36	62	(26)	(42)%
(Gain) loss on divestitures and transaction costs, net	8	(696)	704	n/m
Litigation settlements (recoveries), net	2	6	(4)	(67)%
Loss on extinguishment of debt	1	6	(5)	(83)%
Other (income) expenses, net	4	(4)	8	n/m
Total Operating Costs and Expenses	2,404	1,970	434

Income (Loss) Before Income Taxes	(132)	586	(718)
Income tax expense (benefit)	5	148	(143)
Net Income (Loss)	$(137)	$438	$(575)
Revenue
Revenue for the three months ended September 30, 2025 decreased, compared to the prior year period, with roughly 67% of the decrease attributable to the divestiture of the Casualty Claims Solutions business. Excluding the divestiture impact, the decline was driven by lower revenue in Commercial, reflecting lost business and volume decreases with select clients, and anticipated reductions in certain benefit programs in our Government segment, partially offset by new business ramp and higher equipment sales within the Transportation segment.
Revenue for the nine months ended September 30, 2025 decreased, compared to the prior year period, approximately 63% of which was due to the impact of the BenefitWallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lost business and lower volumes contributed to the decrease and were partially offset by new business ramp, higher equipment sales and positive impacts from a contract amendment with a Transit Solutions customer within the Transportation segment.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three and nine months ended September 30, 2025 decreased, compared to the prior year periods, primarily due to the impact of the BenefitWallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. Excluding the divestitures impact, lower expenses on lower revenues and continued cost optimization initiatives across segments contributed to the decline.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended September 30, 2025 decreased, compared to the prior year period, primarily driven by cost efficiencies in our corporate functions. This decrease was partially offset by the increase in medical expenses resulting from higher claims.
SG&A for the nine months ended September 30, 2025 decreased, compared to the prior year period, primarily driven by a $9 million benefit from the recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019 as well as cost efficiencies in our corporate functions. These were partially offset by $25 million of direct response costs related to the January 2025 Cyber Event.

CNDT Q3 2025 Form 10-Q

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2025 increased, compared to the prior year period, driven by completed capital investments being placed into service. These increases were partially offset by lower depreciation and amortization from the sale of the Casualty Claims Solutions business.
Depreciation and amortization for the nine months ended September 30, 2025 decreased, compared to the prior year period, primarily due to the absence of a write-off of an abandoned internal use software asset in our Commercial segment in the prior year and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. These decreases were partially offset by increased amortization of deferred contract costs related to new projects that went live in 2025.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Severance and related costs	$7	$2	$14	$9
Data center consolidation costs	—	1	—	4
Termination, insourcing and asset impairment costs	5	1	10	8
Restructuring and related costs	$12	$4	$24	$21
Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three and nine months ended September 30, 2025 decreased, compared to the prior year periods, primarily due to the 2024 voluntary prepayments of the entire Term Loan B balance outstanding and a portion of the Term Loan A balance with proceeds from divestitures. The remaining Term Loan A balance was repaid at the execution of Amendment No. 3 to the Credit Facility.
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
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the nine months ended September 30, 2025 and 2024 were not material.
Income Taxes
The effective tax rate for the three months ended September 30, 2025 was (19.5)%, compared to 22.2% for the three months ended September 30, 2024. The September 30, 2025 rate was lower than the U.S. statutory rate of 21%, due primarily to valuation allowances and geographic mix of income.
The effective tax rate for the three months ended September 30, 2024 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes, geographic mix of income, and other discrete tax items, partially offset by a favorable permanent difference on gains from divestitures.

CNDT Q3 2025 Form 10-Q

Excluding the impact of amortization, restructuring, divestiture, valuation allowances and discrete tax items, the normalized effective tax rate for the three months ended September 30, 2025 was 44.7%. The normalized effective tax rate for the three months ended September 30, 2024 was 12.5%, due primarily to excluding the impact of gain from divestitures, restructuring costs, amortization of intangibles, valuation allowance release and other discrete tax adjustments.
The effective tax rate for the nine months ended September 30, 2025 was (3.4)%, compared to 25.2% for the nine months ended September 30, 2024. The September 30, 2025 rate was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances and geographic mix of income.
The effective tax rate for the nine months ended September 30, 2024 was higher than the U.S. statutory rate of 21%, primarily due to state and local taxes and geographic mix of income, partially offset by a favorable permanent difference on gain from divestitures, tax benefit from valuation allowances and audit settlement reserve releases.
Excluding the impact of amortization, restructuring, divestiture, reserves for the Direct response costs - cyber event, valuation allowances and discrete tax items, the normalized effective tax rate for the nine months ended September 30, 2025 was 29.0%. The normalized effective tax rate for the nine months ended September 30, 2024 was 19.7%, primarily due to excluding the impact of the gain from divestitures, restructuring costs, amortization of intangible assets, litigation reserve releases, audit settlement reserve release, valuation allowance and other discrete tax items.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBA") was signed into law in the U.S. The legislation contains certain provisions related to the full expensing of U.S. research and development costs and other depreciable property. The legislation also includes changes to the determination of the amount of U.S. interest expense that is deductible for U.S. tax purposes. The acceleration of deductions as a result of anticipated elections the Company will make for the current year following the OBBA has increased current year forecasted net operating loss ("NOL"). The NOL has created a deferred tax asset that required a valuation allowance for U.S. GAAP purposes that was increased in the third quarter of 2025. The NOL may carryforward indefinitely.
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
Results of our financial performance were:

CNDT Q3 2025 Form 10-Q

	Three Months Ended September 30,
	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
(in millions)	Reportable Segments
2025
Segment revenue	$367	$238	$162	$—	$—	$767
Segment profit (loss)	$17	$48	$(3)	$—	$(70)	$(8)
Segment depreciation and amortization	$20	$13	$7	$—	$8	$48
Adjusted EBITDA	$37	$61	$4	$—	$(62)	$40

% of Total Revenue	47.9%	31.0%	21.1%	—%	—%	100.0%
Adjusted EBITDA Margin	10.1%	25.6%	2.5%	—%	—%	5.2%

2024
Segment Revenue	$385	$255	$141	$26	$—	$807
Segment profit (loss)	$15	$50	$(6)	$3	$(70)	$(8)
Segment depreciation and amortization	$20	$10	$6	$1	$7	$44
Adjusted EBITDA	$35	$60	$—	$4	$(63)	$36

% of Total Revenue	47.7%	31.6%	17.5%	3.2%	—%	100.0%
Adjusted EBITDA Margin	9.1%	23.5%	—%	20.4%	—%	4.5%

	Nine Months Ended September 30,
	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
(in millions)	Reportable Segments
2025
Segment revenue	$1,134	$692	$446	$—	$—	$2,272
Segment profit (loss)	$40	$125	$(5)	$—	$(215)	$(55)
Segment depreciation and amortization	$64	$34	$23	$—	$23	$144
Direct response costs - cyber event	$—	$—	$—	$—	$25	$25
Adjusted EBITDA	$104	$159	$18	$—	$(167)	$114

% of Total Revenue	49.9%	30.5%	19.6%	—%	—%	100.0%
Adjusted EBITDA Margin	9.2%	23.0%	4.0%	—%	—%	5.0%

2024
Segment Revenue	$1,192	$758	$426	$180	$—	$2,556
Segment profit (loss)	$48	$130	$(15)	$35	$(213)	$(15)
Segment depreciation and amortization	$68	$34	$19	$13	$21	$155
Adjusted EBITDA	$116	$164	$4	$48	$(192)	$140

% of Total Revenue	46.6%	29.7%	16.7%	7.0%	—%	100.0%
Adjusted EBITDA Margin	9.7%	21.6%	0.9%	20.4%	—%	5.5%

CNDT Q3 2025 Form 10-Q

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA and Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes	2025	2024	2025	2024
Adjusted EBITDA	$40	$36	$114	$140
Reconciling items:
Segment depreciation and amortization	(48)	(44)	(144)	(155)
Direct response costs - cyber event	—	—	(25)	—
Segment Profit (Loss)	$(8)	$(8)	$(55)	$(15)
Reconciling items:
Amortization of acquired intangible assets	(1)	(1)	(2)	(4)
Restructuring and related costs	(12)	(4)	(24)	(21)
Interest expense	(12)	(16)	(36)	(62)
Loss on extinguishment of debt	(1)	(1)	(1)	(6)
Gain (loss) on divestitures and transaction costs, net	(1)	188	(8)	696
Litigation (settlements) recoveries, net	—	(1)	(2)	(6)
Other income (expenses), net	(3)	2	(4)	4
Income (Loss) Before Income Taxes	$(38)	$159	$(132)	$586
Commercial Segment
Revenue
Commercial revenue for the three and nine months ended September 30, 2025 declined, compared to the prior year periods, primarily due to lower volumes, partially offset by new business ramp that outpaced lost business and a multi-year licensing agreement with an existing customer.
Segment Profit and Adjusted EBITDA
Commercial segment profit and adjusted EBITDA for the three months ended September 30, 2025 increased, compared to the prior year period, primarily due to a multi-year licensing agreement with an existing customer, partially offset by higher fixed technology overhead.
Commercial segment profit and adjusted EBITDA for the nine months ended September 30, 2025 decreased, compared to the prior year period, primarily due to the revenue drivers noted above and higher fixed technology overhead, partially offset by cost efficiencies and the impact of lower depreciation due to the prior year write-off of internal use software and fully amortized assets.
Government Segment
Revenue
Government revenue for the three and nine months ended September 30, 2025 decreased, compared to the prior year periods, primarily due to contract losses, lower volumes and impacts related to the completion or extension of several implementations. These declines were partially offset by ramp of new business.
Segment Profit and Adjusted EBITDA
Government segment profit for the three months ended September 30, 2025 decreased, compared to the prior year period, primarily due to contract losses and lower volumes, partially offset by rate increases on contract renewals and lower expenses, driven by our fraud prevention activities in our Government Services business resulting from investments in AI.
Government adjusted EBITDA for the three months ended September 30, 2025 was relatively flat compared to the prior year period. Government adjusted EBITDA Margin for the three months ended September 30, 2025 improved significantly compared to the prior year period, increasing by 210 basis points, due to margin improvement initiatives and our fraud prevention activities resulting from investment in AI as noted above.

CNDT Q3 2025 Form 10-Q

Government segment profit and adjusted EBITDA for the nine months ended September 30, 2025 decreased, compared to the prior year period, primarily due to contract losses and lower volumes, partially offset by cost efficiencies and lower expenses driven by AI-enabled fraud prevention activities.
Transportation Segment
Revenue
Transportation revenue for the three months ended September 30, 2025 increased, compared to the prior year period, primarily due to equipment sales to a large Transit Solutions customer, increased volumes and favorable exchange rate movement. These factors were partially offset by lower activity across certain smaller projects.
Transportation revenue for the nine months ended September 30, 2025 increased, compared to the prior year period, primarily due to revenue drivers mentioned above, including a contract amendment with a Transit Solutions customer. The amended agreement included additional consideration, and a cumulative catch-up adjustment was recorded in connection with such amendment. These increases were partially offset by a higher proportion of the non-retained portion of a Road Usage Charging contract.
Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA for the three and nine months ended September 30, 2025 increased due to the revenue drivers mentioned above and the absence of costs to transition the non-retained portion of a Road Usage Charging contract.
Divestitures
Revenue, Segment Profit and Adjusted EBITDA
The decrease in revenue, segment profit and Adjusted EBITDA for the three and nine months ended September 30, 2025, as compared to the prior year periods, was due to the transfer of the BenefitWallet portfolio, and the sales of the Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions businesses in 2024.
Unallocated Costs
Unallocated Costs for the three months ended September 30, 2025 decreased, compared to the prior year period, primarily due cost efficiencies in our corporate functions. This decrease was partially offset by the increase in medical expenses resulting from higher claims.
Unallocated Costs for the nine months ended September 30, 2025 also decreased, compared to the prior year period, primarily due to a $9 million recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019, as well as cost efficiencies in our corporate functions. These factors were partially offset by $25 million of direct response costs related to the January 2025 Cyber Event.
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

CNDT Q3 2025 Form 10-Q

Signing information for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		2025 vs. 2024
($ in millions)	2025	2024(3)	$ Change	% Change
New business ACV	$111	$111	$—	—%

New business TCV	$246	$235	$11	5%
Renewals TCV	213	659	(446)	(68)%
Total Signings	$459	$894	$(435)	(49)%

Annual recurring revenue signings(1)	$64	$63	$1	2%
Non-recurring revenue signings(2)	$55	$50	$5	10%

	Nine Months Ended September 30,		2025 vs. 2024
($ in millions)	2025	2024(3)	$ Change	% Change
New business ACV	$365	$348	$17	5%

New business TCV	$850	$651	$199	31%
Renewals TCV	925	1,296	(371)	(29)%
Total Signings	$1,775	$1,947	$(172)	(9)%

Annual recurring revenue signings(1)	$183	$155	$28	18%
Non-recurring revenue signings(2)	$225	$230	$(5)	(2)%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.
(3)Adjusted to remove new business signings of the BenefitWallet Portfolio, Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions business.
The total new business pipeline at the end of September 30, 2025 and 2024 was $3.4 billion and $3.1 billion, respectively. Total new business pipeline is defined as total new business ACV pipeline of deals at or beyond the qualified prospect stage. Beginning in the first quarter of 2025, we transitioned our measure of sales pipeline from TCV to ACV to align with our primary sales metric and have recast all prior period comparatives to reflect this change. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required.
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
The Net ARR activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR Activity metric
September 30, 2025	$25
June 30, 2025	63
March 31, 2025	116
December 31, 2024	92
September 30, 2024	46

CNDT Q3 2025 Form 10-Q

Capital Resources and Liquidity
As of September 30, 2025 and December 31, 2024, total cash and cash equivalents were $248 million and $366 million, respectively. We also have a $357 million revolving line of credit for our various cash needs. As of September 30, 2025 we had $134 million outstanding borrowings under this revolving line of credit and an additional $25 million was used for letters of credit. The net amount available to be drawn upon under our revolving line of credit as of September 30, 2025, was $198 million.
As of September 30, 2025, our total principal debt outstanding was $717 million, of which $16 million was due within one year. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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
Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2025	2024	Better (Worse)
Net cash provided by (used in) operating activities	$(112)	$(91)	$(21)
Net cash provided by (used in) investing activities	$(6)	$761	(767)
Net cash provided by (used in) financing activities	$—	$(781)	781
Operating activities
The net increase in cash used in operating activities of $21 million, compared to the prior year period, was primarily due to lower Adjusted EBITDA due to the divestitures, unfavorable working capital trends and January 2025 Cyber Event related cash outflows. These unfavorable changes were partially offset by lower cash interest expense.
Investing activities
Investing cash flow decreased by $767 million mainly due to the proceeds received from the BenefitWallet Portfolio transfer and the Curbside Disposal Group and Casualty Disposal Group divestitures in 2024. The 2025 period includes $50 million of cash received related to the non-interest bearing note from the Curbside Disposal Group divestiture.
Financing activities
The decrease in cash used in financing activities was due to the voluntary prepayment of $539 million of debt using the proceeds received from the divestitures noted above in 2024. Additionally, the prior year included $182 million of treasury stock purchases under the share repurchase program that was completed in September 2024, including $132 million purchased from Carl Icahn and certain of his affiliates. The 2025 period includes a $50 million drawdown on our revolving line of credit and $20 million of treasury stock purchases under our current share repurchase program.

CNDT Q3 2025 Form 10-Q

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
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the nine months ended September 30, 2025 and 2024 was $(12) million and $(4) million, respectively.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $248 million as of September 30, 2025, along with cash generated by operations and amounts available for borrowing under our revolving credit facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At September 30, 2025, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on our material cash requirements.
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
There have been no significant changes during the nine months ended September 30, 2025 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

CNDT Q3 2025 Form 10-Q

A reconciliation of the non-GAAP financial measure Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP is provided in the "Operations Review of Segment Revenue and Profit" section above.
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

CNDT Q3 2025 Form 10-Q

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

CNDT Q3 2025 Form 10-Q

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

CNDT Q3 2025 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended September 30, 2025
During the quarter ended September 30, 2025, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
July 1-31, 2025	1,363,856	$2.72	1,363,856	$39
August 1-31, 2025	1,878,608	2.59	1,878,608	34
September 1-30, 2025	1,469,437	2.83	1,469,437	30
Total	4,711,901	$2.70	4,711,901	$30
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
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
None.
ITEM 5 — OTHER INFORMATION
10b5-1 Plans
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CNDT Q3 2025 Form 10-Q

ITEM 6 — EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.1	Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of September 18, 2023.		8-K	2.1	9/19/2023
2.2	First Amendment to Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of March 7, 2024.		10-Q	2.2	8/7/2024
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
10.1	Amendment No. 3 to the Credit Agreement, dated as of August 26, 2025, by and among Conduent Business Services, LLC, Conduent State & Local Solutions, Inc., Affiliated Computer Services International B.V., Conduent Incorporated, the other guarantors party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders party thereto.		8-K	10.1	8/27/2025
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

CNDT Q3 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2025

CONDUENT INCORPORATED (Registrant)

By:	/s/ GEORGE ABATE
George Abate Vice President and Chief Accounting Officer (Principal Accounting Officer)

CNDT Q3 2025 Form 10-Q