Form 10-K
period 2025-12-31
CONDUENT Inc
filed 2026-02-19
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025

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

CNDT 2025 Annual Report

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2025 was $411,512,508.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class		Outstanding at January 31, 2026
Common Stock,	$0.01 par value	154,709,174

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Notice of 2026 Annual Meeting of Shareholders and Proxy Statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

CNDT 2025 Annual Report

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: governments appropriations and termination rights contained in our government contracts; the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; the impact of geopolitical events and geopolitical tensions (such as the war in the Ukraine and conflict in the Middle East), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in continued interest in outsourced business process services; the adverse effect of claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; the effects related to our use of artificial intelligence ("AI") on our business; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; risks related to hacking or other cybersecurity threats to our data systems, information systems and network infrastructure and other service interruptions, including relating to the previously disclosed cyber event that took place in January 2025 (the "January 2025 Cyber Event"), including our investigation of such incident and mitigation and remediation efforts, the nature and extent of such incident, the potential disruption to our business or operations, the potential impact on our reputation, and our assessments of the likely financial and operational impacts of such incident; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to divestiture transactions, including but not limited to the Company’s ability to realize the benefits anticipated from such transactions, and unexpected costs or liabilities in connection with such transactions; the impact of potential goodwill and other asset impairments on our results of operations; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT 2025 Annual Report

CONDUENT INCORPORATED
FORM 10-K
December 31, 2025

CNDT 2025 Annual Report

PART I

ITEM 1. BUSINESS
In this Form 10-K, unless the content otherwise dictates, "Conduent", the "Company", "we" or "our" mean Conduent Incorporated and its consolidated subsidiaries.
Our Business
We deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 51,000 associates, process expertise and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Conduent is a diverse, global company with a portfolio of assets spanning both the commercial and public sectors. Our unique set of solutions and services are utilized by some of the largest corporations, governments and public sector agencies across multiple industries and geographies to deliver end-user excellence at scale and business process efficiencies with state-of-the-art, proprietary technology. Each day, our solutions and services interact in the lives of millions of people in many ways - from safer, more seamless commutes with reduced congestion to streamlined benefits enrollment, documents management, customer experiences and government healthcare claims. Conduent’s uniqueness, loyalty and dedication to service make for a future of robust value creation and growth.
Our commercial portfolio includes technology-led solutions driving efficiencies and enhanced end-user experiences across multiple industries in attractive growth markets, including customer experience management, finance and accounting, digital and document solutions, banking, healthcare and human capital solutions. In the commercial market, competitive pressures are driving demand for increased productivity, efficiency and modern digital experiences, and these needs favor end-to-end solutions and outsourcing where we have an advantage. In addition, increasing globalization and the proliferation of AI-enabled solutions and applications create opportunities we are poised to capitalize on. Our people, process expertise and technology elevate client outcomes every day. In 2025, we managed approximately 2 billion customer service interactions, captured and classified over 14 billion documents and claims, and supported millions of employees with human resource ("HR") services.
We serve a substantial portion of the public sector, providing market-leading government and transportation offerings that streamline enrollment and automate claims for government-funded programs such as Medicaid, accurately deliver benefits payments that residents depend on every day, and seamlessly move travelers.
Our government portfolio includes government healthcare, eligibility and enrollment solutions, digital payments and child support payments, ensuring efficient Medicaid healthcare claims processing and delivery of benefits to the most vulnerable populations while reducing the risk of fraud. Our solutions help state agencies determine eligibility, streamline enrollment, adjudicate claims and meet requirements for government-funded healthcare programs. We also deliver government-distributed payments seamlessly and securely utilizing our proprietary software and expertise. In 2025, we processed over 454 million Medicaid claims and disbursed approximately $80 billion in government benefit payments.
Our transportation portfolio includes public transit and road usage charging solutions that streamline operations, increase revenue and reduce congestion while enabling safer, more seamless travel with reduced environmental impact. We help transportation agencies collect payments, manage operations, equipment and servicing, reduce traffic congestion and enable digital transactions for transit and road usage charging globally, processing over 14 million tolling transactions every day.
With approximately 51,000 associates globally as of December 31, 2025, we are dedicated to our clients' success. Each day, our people and our digital business solutions and services serve millions of end users on behalf of our clients.
Of our global team, approximately 34% is located in North America with the remainder located primarily in our delivery centers in Asia Pacific, Latin America, the Caribbean and Europe. We continue to be recognized for our commitment to fostering a culture of belonging and inclusion.

CNDT 2025 Annual Report

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
Growth: Our opportunity for growth stems from understanding our clients’ businesses and driving valuable outcomes to help them reduce costs, improve efficiencies and elevate customer experiences. To capitalize on growth opportunities, we remain focused on several key strategies:
•Sales Performance Optimization: We continue to optimize sales training, talent, go-to-market processes and account management to strengthen client and prospect relationships to gain more selling opportunities with new clients as well as greater share of wallet with existing clients. Our team’s talent and dedication has resulted in Conduent serving 46 states, nearly half of the Fortune 100 companies and other leading companies, including:
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
In 2025, our existing clients renewed contracts with us and gave us more business in adjacent service lines and we also gained new clients. We measure success in “Growth” through revenue retention, our net Annual Recurring Revenue ("ARR") activity metric and new business signings, among other metrics.
Efficiency: We continue to identify ways to reduce costs and create new efficiencies. We have simplified and standardized our operating model by removing redundant management layers and applying processes that enable faster decision-making and greater transparency and accountability. In addition, we aim to achieve additional efficiencies through the following strategies:
•AI and Automation: We will continue to invest in embedding GenAI/AI and intelligent process automation into existing operations, including automated document management, fraud detection and prevention, claims adjudication and customer experience. Our automation capabilities increase productivity through advanced data extraction and handling of structured and unstructured data, improve workflow efficiency through business rules and task automation and increase operational accuracy through predictive analytics. In 2025, we continued a dedicated GenAI program with over 20 prioritized use cases to help drive quality, efficiency and faster cycle times in our clients' operations, as well as continued our GenAI innovation initiative with Microsoft. In addition, we launched our AI Experience Center in our Florham Park, NJ headquarters to immerse our clients in AI innovations and demonstrate these solutions in production.
•Delivery Optimization: We continue to operate more efficiently through common processes with a shared services model that enables economies of scale and creates greater accountability for client performance. We drive progress through continuous process improvement and capitalizing on a range of staffing models, including flexible work from home and hybrid work, as well as optimizing our geographic footprint.
We continue to respond with agility to clients’ shifting needs as reflected in our Net Promoter Score ("NPS"), which has increased significantly since becoming Conduent in 2017. We measure success in Efficiency through associate retention and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") margin, among other metrics.

CNDT 2025 Annual Report

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
•Data Center Optimization: We have systematically consolidated the majority of our technology infrastructure into two primary data centers, leading to increased processing speeds, redundancy and stability, as well as improved performance for our clients.
•Improve End-User Experience: We are enhancing both user interfaces and experiences across our offerings by expanding self-service tools, AI-powered capabilities and mobile apps and by leveraging deeper user insights through analytics.
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
Our Market Opportunity
We operate in markets with compelling growth opportunities, including Business Process as a Service, transportation, payments and customer experience management, as well as in many industries, including healthcare and financial services. We estimate our addressable market size in the global business process services industry to be $219 billion in 2025, according to third-party industry reports. Many industry analysts and advisors place us as a leader across several segments in this large, diverse and growing market.
Ongoing competitive pressures and increasing demand for further productivity gains have motivated businesses and government organizations to outsource elements of their day-to-day operations to accelerate performance and improve end-user experience. As a result, our clients have become more focused on their core businesses and the range of outsourced activities has expanded. Increasing globalization has also required many companies to optimize cost structures and engage in AI-enabled business process solutions to retain competitiveness.
Conduent is unique in that we have solutions that span the end-to-end value chains of our clients. This means that our clients can partner with us to support more of their business processes than other providers. We are recognized by independent industry analysts as leaders for many of these solutions.
•Industry Analyst Accolades:
•Nelson Hall Benefits Administration: Health & Welfare 2025 NEAT Leader - Marketplace Focus
•Nelson Hall Healthcare Payer Agility & Innovation 2025 NEAT Leader - Overall
•Nelson Hall Experience-Led HR Transformation 2025 NEAT Leader - Experience and Engagement Focus

CNDT 2025 Annual Report

•Market Position:
•Everest Group BPS Top 10 2025 - #9
•Gartner Market Share IT Services 2025 - BPO, Worldwide - #14
Segments
We organize, manage and report our business through three reportable segments:
Commercial: Our Commercial segment provides business process services that span our clients’ business processes end-to-end from the front-office to the back-office for a variety of commercial industries. These solutions are both cross-industry and industry-specific in nature. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients, and deliver better experiences for their consumers and employees. Our Commercial segment is our largest segment, with segment revenue for 2025 of $1,511 million, representing 49.7% of our total revenues excluding divestitures.
Government: Our Government segment provides government-centric services and solutions to U.S. federal, state, local and foreign governments for public assistance, healthcare program administration, transaction processing, eligibility and enrollment processing, payment services and case management. In this segment, we help governments respond to changing rules for eligibility and keep pace with increasing citizen expectations, modernize legacy technology systems, combat benefits fraud and adapt to an evolving regulatory environment. Our Government segment revenue for 2025 was $922 million, representing 30.3% of our total revenues excluding divestitures.
Transportation: Our Transportation segment provides government agencies and transportation authorities around the world with systems, support and revenue-generating solutions serving toll and fare collections as well as mobility and digital payments that help streamline operations and increase revenue to government and transportation agencies. With an expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, our solutions help reduce congestion and greenhouse emissions, while creating seamless travel experiences for consumers throughout transportation ecosystems. Transportation segment revenue for 2025 was $609 million, representing 20.0% of our total revenues excluding divestitures.
We present segment financial information in Note 3 – Segment Reporting to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Our Service Offerings
Commercial
Our technology-led solutions and services include Customer Experience Management ("CXM"), Business Process as a Service ("BPaaS") and Integrated Digital Solutions ("IDS").
•Customer Experience Management
•We deliver a full range of customer contact services, including customer care, technical support, loyalty management, and outbound and inbound sales, handling many complex interactions and representing the brands of our clients. We create better experiences across the customer lifecycle through a variety of channels including chat, email, voice and virtual agents to help customers where and how they want to engage. Through omni-channel communications, automation and analytics, as well as labor efficiencies, we help our clients drive revenue growth, enable scale, and gain cost reductions and other operational efficiencies. We serve marquee clients across multiple sectors, including the financial services, healthcare and life sciences, logistics, technology, telecom, travel and hospitality sectors, helping to resolve complex issues for our customers with empathy and effectiveness. The CXM business generally generates income on a per call, per agent, or per percentage of sales made basis.
•Business Process as a Service
•We help our clients digitally transform business processes and drive efficiency, automation and scale across essential business functions. We streamline client operations through our deep industry experience, understanding of our clients’ needs and the latest technology solutions to reduce costs,

CNDT 2025 Annual Report

improve security, performance and accuracy, and enable revenue growth, while enhancing the end-user experience. Our portfolio of BPaaS solutions spans payment integrity, finance, accounting, and procurement, human capital, legal and compliance, and bank and lending. We generate revenue in a variety of ways within this business, including per employee covered, contingency fees on recoveries, per agent or per hour.
•Integrated Digital Solutions
•We drive efficiencies for clients with more digitized processes across the customer and document lifecycle through automation, data analytics and AI-powered solutions. This helps to shorten decision-making times on items like claims and applications while also lowering costs, reducing manual effort, improving data accuracy, providing omnichannel communications and enhancing the overall customer experience. Our solutions span document and claims processing, health plan administration, scanning and digitization of mailrooms, data and documents, and omnichannel digital and physical communications, including print and mail and solutions focused specifically in the healthcare and banking industries. We generate revenue in a variety of ways within this business, including per image scanned, per document mailed or per member covered.
Government
Our Government solutions and services include Government Healthcare Solutions and Government Service Solutions that streamline delivery of government benefits and programs to constituents and families in need.
•Government Healthcare Solutions
•We provide program administration solutions for government healthcare programs with a range of innovative solutions such as Medicaid management, provider services, Medicaid business intelligence, pharmacy benefits management, eligibility and enrollment support, customer contact services, application processing, premium billing and case management solutions. In 2025 alone, we processed over 454 million claims. Our cloud-native Conduent Medicaid Suite ("CMdS") is a modular software as a service ("SaaS") solution for state Medicaid agencies to transform from a legacy Medicaid Management Information System ("MMIS") to a digital, interoperable and scalable Medicaid Enterprise System. Our case management and tracking solutions provide disease surveillance and outbreak management to make it easier to monitor, report and protect the health of communities globally. Both U.S. and international governments depend on our disease surveillance and outbreak case management solution to track public health metrics, vitals and birth defects, provide contact tracing and understand outbreak dynamics. These solutions help states, counties and countries optimize their costs by streamlining access to care and improving patient health outcomes through population health management, while helping families in need by improving beneficiary support. Within the Government Healthcare Solutions business, our revenue is primarily fixed fee or variable price based on a per call, per interaction or per member basis.
•Government Service Solutions
•With approximately $80 billion disbursed annually, we are a leader in government payment disbursements for federally sponsored programs including benefit card programs and payment card programs. Benefit card programs are closed-loop solutions that support Supplemental Nutrition Assistance Program, Temporary Assistance for Needy Families and Women, Infants and Children ("WIC"). Payment card programs are open-loop solutions that support child support and Unemployment Insurance. Closed-loop cards are limited to specific retailers (such as Food and Nutrition Service approved retailers), while open-loop cards can be used anywhere that accepts their card network (example MasterCard or Visa). In addition, benefit card programs may only be used for specific, approved products such as food or baby formula, whereas payment card programs can be used for any type of purchase or cash benefit. We deliver electronic payments for government services in 35 states, including 21 Electronic Benefit Transfer ("EBT") programs, 13 EBT for WIC programs and 4 Electronic Childcare programs. In our closed-loop payments solution, we generate revenue based on the number of cases or number of card holders. Within our open-loop payments solution, we generate revenue based on interchange fees and spending on cards as a percentage of transactions.

CNDT 2025 Annual Report

•We also offer a broad set of child support services predominately to State Disbursement Units, including processing and distributing payments, child support payment cards, childcare credentialing and case management, among others, to help states comply with federal standards. Within child support solutions, the way we generate revenue varies by state, but it is generally either per financial transaction, per call, fixed price, or for development of systems.
Transportation
On behalf of transportation authorities around the world, we deliver solutions to facilitate toll and fare collection, congestion and fleet management, and digital payments that help streamline operations and increase revenue. With an expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, our solutions help reduce congestion and greenhouse emissions, while creating seamless experiences for travelers throughout transportation ecosystems.
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
Our Competitive Strengths
We possess competitive strengths that distinguish us from our competitors, including:
Leadership in attractive growth markets: We are a leader in business process solutions that deliver exceptional outcomes for our clients on a massive scale. Our clients continue to outsource key business processes to improve efficiency and to accelerate performance and digital transformation. Additionally, clients are moving beyond services for back-office functions to drive customer/employee satisfaction and loyalty. Conduent has a diverse portfolio of solutions that enable business processes end-to-end across our clients’ organizations. This enables them to partner with us across more of their business functions to drive efficiency and better outcomes for their enterprises. The increase in globalization and cost competition continues to accelerate, forcing companies to seek ways to stay ahead of the competition. These factors, along with clients and their customers demanding more personalized, seamless and secure solutions, position Conduent well to capture these opportunities. Through our portfolio of digital business solutions and services, we have reached significant scale in our businesses including:
•Healthcare: The U.S. healthcare market is projected to grow at an average rate of 5.8% per year between 2024-2033. We are widely recognized by industry analysts as a leader in healthcare payer operations, serving 9 of the top 10 U.S. health plans and providing administrative and mission-critical program administration solutions for government healthcare programs serving over 111 million recipients in 34 states and the District of Columbia. Conduent’s healthcare capabilities have been recognized by NelsonHall and Everest Group.
•Transportation: Traffic congestion continues to increase due to urbanization and changing global demographics. As a result, optimized transportation systems are becoming critical to increase efficiency while

CNDT 2025 Annual Report

maintaining strict safety requirements. Electronic toll collection and public transit represent key growth drivers as governments at all levels increasingly focus on transportation infrastructure, and we process over 14 million tolling transactions every day.
•Integrated Digital Solutions: We provide high volume print and mail services, enrollment processing and personalized communications to large corporations and are a leading provider in this market with more than 14 billion documents captured, indexed and classified annually.
Global delivery expertise: Our scale and global delivery capabilities enable us to deliver our proprietary technology and differentiated service offerings seamlessly to clients around the world. We have operations in 24 countries including India, the Philippines, Jamaica, Guatemala, Mexico, Romania, the United Kingdom and several locations within the United States, providing our customers the option for "onshore", "nearshore" or "offshore" outsourced business process services. This global delivery model allows us to leverage lower-cost production locations, consistent methodologies and processes, time zone advantages and business continuity plans. As of December 31, 2025, 38% of our employees were in high-cost countries and 62% were in low-cost countries.
Differentiated technology-led suite of multi-industry solutions: Through dedicated people, process expertise and technology, such as AI, analytics and automation, Conduent solutions and services create value across multiple industries by creating efficiencies, improving experiences, reducing costs and enabling revenue growth while better serving millions of end users that depend on us. By understanding our clients' businesses, we deliver performance by optimizing processes to be more efficient, flexible and secure, and our innovative, tech-led solutions are highly configurable to meet our clients' needs. We deliver value by driving better outcomes and reducing costs at scale. We enhance customer experience by improving experiences, engagement and loyalty of end users.
Recurring revenue model supported by a loyal, diverse client base: We have a broad and diverse base of clients across multiple geographies and industries, including nearly half of the Fortune 100 companies, midsize businesses and governmental entities. Our strong client relationships and successful client execution support our stable, recurring revenue model and high renewal rates.
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
Our solutions solve clients' business issues and help them achieve their desired business outcomes. We leverage our broad portfolio of offerings and dedicated team of associates to package solutions that meet clients’ needs,

CNDT 2025 Annual Report

while taking a disciplined approach to pricing and contracting. Our sales efforts typically involve extended selling cycles where our deep domain and industry expertise is critical to winning new business. We maintain strong relationships with our clients from initial engagement to implementation and on-going service delivery.
Intellectual Property
Generally, our policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of December 31, 2025, we own approximately 489 U.S. patents and have 10 pending applications. Our patent portfolio evolves as new applications are filed, patents are awarded to us and as older patents expire. These patents expire on various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general, no single patent is essential to our business or to any individual segment of our business. In addition, any of our proprietary rights could be challenged, invalidated, or circumvented, or may not provide significant competitive advantages.
Our business relies on software provided, to an approximately equal extent, by both internal development and external sourcing to deliver our services. With respect to internally developed software, we claim copyright on all such software, registering works which may be accessible to third parties. In addition, we rely on maintaining source code confidentiality to ensure our market competitiveness. With respect to externally sourced software, we rely on contracts assuring our continued access for our business use.
In the United States, we own 39 registered trademarks, with 2 pending, reflecting the many businesses we participate in. These trademarks may have a perpetual life, subject to renewal every 10 years and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our trademarks.
People and Culture
Headcount
The skills, expertise and experience of our talented and diverse global workforce allow us to deliver mission-critical services and solutions that drive exceptional client outcomes. As of December 31, 2025, we had approximately 51,000 associates in 24 countries working towards a common vision and purpose, with approximately 34% located in North America and the remainder located primarily in Asia Pacific, Latin America and the Caribbean and Europe. Our three reportable segments, Commercial, Government and Transportation, house most of our associates with approximately 37,300, 4,800 and 3,100 associates, respectively.
Conduent Culture
At Conduent, we are committed to building a culture where individuality is recognized and valued, and where every associate feels a true sense of belonging and is empowered to bring their authentic self to work. We foster an open and inclusive workplace where people of all backgrounds have equitable opportunities to grow, do meaningful work, and contribute their unique strengths. This commitment is foundational to our business strategy, strengthens how we serve our clients, and ultimately benefits the millions of end users who interact with Conduent every day.
Our eight Employee Impact Groups are central to advancing this culture of inclusion and belonging. Through year-round programming, they support professional development, strengthen community, elevate diverse perspectives, and drive measurable business impact. In support of inclusive leadership, during 2025 we continued to deliver enterprise-wide learning and hosted leadership-led conversations focused on belonging and inclusion, working across generations, and various mental health topics.
We remain focused on attracting, retaining and developing a diverse, engaged workforce. Our efforts have been recognized through several global and regional workplace honors in recent years, including:
•Top 100 Global Most Loved Workplaces (Newsweek: 2025, 2024, 2023);
•Most Loved Workplaces in America (Newsweek: 2025, 2024, 2023);
•Best Places to Work for Disability Inclusion (Disability Equality Index: 2025, 2024, 2023); and
•Best for Vets Employers (Military Times: 2025, 2024, 2023).

CNDT 2025 Annual Report

Employee Learning and Development
Our associate learning platforms are widely utilized with approximately 1.73 million learning assets completed in 2025 (including 1.4 million developmental learning assets and 331 thousand compliance learning assets). A key focus has been learning aided by AI tools, such as AI simulators, for practicing scenarios in a safe environment, AI assistants for finding relevant online content more quickly, and AI-enabled captions of non-English online learning content, all of which enabled an 18% increase in utilization of these learning platforms. We continue to see great learning effectiveness scores for satisfaction and potential for application of learning on the job, which correlates to a 15 point increase for NPS and a 6% increase for positive experience for online learning content in 2025 versus 2024. We continue to ensure that our associates complete regulatory and compliance training on topics required based on their role and location.
Associate Engagement
We continuously gather associate feedback through multiple touchpoints throughout the year and leverage that feedback to both inform our talent strategy and enhance our associate experience. These touchpoints include both external recognition surveys as well as feedback gathered through internal pulse surveys, town halls, exit surveys and our internal social platform used for open and transparent communications. In 2025, Conduent was recognized among Newsweek’s Top 100 Global Most Loved Workplaces. This recognition was based largely on direct feedback gathered from our associates indicating a strong "emotional connection" between associates and Conduent. We also continuously monitor feedback through our annual associate engagement survey. In 2025, our overall engagement scores remained healthy and consistent with 2024.
Corporate Ethics
We operate according to our Ethics and Compliance Program, which is focused on sustaining an ethical culture and is designed to meet general governance and specific industry, regulatory and legal requirements. The Ethics and Compliance Program is based on our core values, including personal accountability, and is overseen by Conduent’s Ethics Office.
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
Seasonality
Our revenues can be affected by various factors such as our clients’ demand patterns for our services, which include peak windows for benefit enrollment, new product launches by clients and busy retail and travel seasons.

CNDT 2025 Annual Report

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
Information about our Executive Officers
The following is a list of the executive officers of Conduent as of February 19, 2026.
Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of our by-laws.

Name	Age	Present Position	Year Appointed to Present Position	Conduent Officer Since
Harsha V. Agadi(1)(2)	63	President and Chief Executive Officer	2026	2026
George Abate(2)	64	Vice President, Chief Accounting Officer	2024	2024
Adam Appleby(2)	51	Executive Vice President, Public Sector Solutions	2024	2024
Giles Goodburn(2)	53	Executive Vice President, Chief Financial Officer	2025	2025
Michael Krawitz	56	Executive Vice President, General Counsel and Secretary	2019	2019
Anthony Marino(2)	62	Executive Vice President, Chief Administrative Officer	2025	2025
Mark Prout	61	Executive Vice President, Chief Information and Technology Officer	2019	2020
_____________________________
(1) Member of Conduent Board of Directors
(2) Officer or executive officer of Conduent or its subsidiaries for less than five years

As of February 19, 2026, there are no family relationships among any of the executive officers named above and any of our directors.
Mr. Agadi was appointed President and Chief Executive Officer in January 2026 after joining Conduent’s Board of Directors in May of 2025. Prior to this role, Mr. Agadi served as CEO and Chairman of GHS Holdings, LLC, an investment office, since 2000. Mr. Agadi served as President and CEO of Crawford & Company (NYSE), a publicly listed independent claims management company, from 2015 until 2020. Prior to that, he served as Executive Chairman of Quiznos, LLC from February 2012 until August 2014, as Chairman and CEO of Friendly’s Ice Cream LLC from August 2010 until February 2012, and President and CEO of Church’s Chicken from December 2004 until December 2009. Mr. Agadi also currently serves as the non-executive Chairman of the Board of Flotek Industries, Inc. (NYSE), a publicly traded oil field service company. He also serves as Chairman of the Board of Transcend Cruises, a private company, a role he has held since 2022. Mr. Agadi also served on several public company boards in the past, including as compensation committee chair for Belmond Ltd., a worldwide hospitality and leisure company (from 2011-2019), and for Crawford & Company (from 2010-2021). Mr. Agadi is also currently the chairman of the SKSVMA College of Engineering and Agadi Sunrise Hospital Private Limited in India. Mr. Agadi holds a Bachelor of Commerce from the University of Mumbai and an MBA from Duke University’s Fuqua School of Business.
Mr. Abate has served as the Vice President – Chief Accounting Officer of the Company since August 2020 and was appointed Principal Accounting Officer in August 2024. In his current role, Mr. Abate oversees the Company’s accounting matters. He has held various accounting leadership roles of increasing responsibility at Conduent since 2017 and prior to that at Xerox Corporation, Fine Host Inc. and Waste Management Inc. Mr. Abate began his accounting career in the Assurance Practice of KPMG, LLP. Mr. Abate holds a Bachelor of Science in Accounting from Fairfield University.

CNDT 2025 Annual Report

Mr. Appleby has served as the Executive Vice President, Public Sector Solutions of the Company since July 2024. Prior to that, Mr. Appleby served the Company as President – Transportation Solutions from August 2023 until July 2024, Chief Operating Officer – Transportation Solutions from October 2022 until August 2023, and as Chief Operating Officer – Commercial Solutions from August 2020 until October 2022. In his current role, Mr. Appleby oversees the Company’s portfolio of Public Sector Solutions including Government Healthcare, Eligibility and Enrollment, Payments and Child Support in the Government segment, as well as Road Usage Charging Solutions, Transit Solutions and Commercial Vehicles in the Transportation segment. Prior to joining Conduent, Mr. Appleby was SVP, Client Operation, Credit Union Solutions at Fiserv, Inc., a publicly listed financial technology company (“Fiserv”) (Nasdaq), from September 2018 until August 2020. Mr. Appleby earned his Bachelor of Science degree in Environmental Science and Systems Engineering from the U.S. Military Academy at West Point and he completed Leadership Development Programs at GE, Bank of America, Ally Financial and Fiserv.
Mr. Goodburn was appointed as Chief Financial Officer of the Company in May 2025. Prior to his current role at Conduent, he served as Conduent’s Head of Investor Relations and Corporate FP&A from March 2020 until May 2025. Prior to joining the Company, Mr. Goodburn served as CFO of a business segment and Vice President, Finance and Operations at Travelers. Prior to that, Mr. Goodburn held various leadership positions at GE Capital from 2001 until 2012, including as CFO of various business segments. Mr. Goodburn has global responsibility for all finance, treasury, investor relations, mergers and acquisitions, tax and audit at Conduent. Mr. Goodburn is a Chartered Global Management Accountant and a graduate of Kingston University in the UK, as well as a graduate of the GE Experienced Finance Leadership Program.
Mr. Krawitz has served as Executive Vice President, General Counsel and Secretary since November 2019. Mr. Krawitz is responsible for overseeing Conduent's global legal and enterprise risk functions, where he manages corporate governance, risk, ethics, privacy, contracting, government affairs, and all legal initiatives. Prior to joining Conduent, from June 2015 to November 2019, Mr. Krawitz was Executive Vice President, General Counsel and Corporate Secretary of insurance services firm York Risk Services Group, a portfolio company of Onex Corp. From 2014 to 2015, he was Chief Legal Officer of Veriteq Corp., a biotech company. From 1999 to 2014, Mr. Krawitz held leadership roles in public and private companies in the technology and finance sectors. Mr. Krawitz began his career at Fried Frank and earned his Bachelor of Arts in Economics and in Government from Cornell University and his Juris Doctor from Harvard Law School.
Mr. Marino joined Conduent in July 2025 as Chief Administrative Officer. Mr. Marino oversees key functions, including Human Resources, Marketing, Communications, and Procurement. Prior to Conduent, Mr. Marino was Chief Human Resources Officer for Fiserv from March 2015 to April 2025, Chief Human Resources Officer for the Guardian Life Insurance Company, an insurance company, from September 2014 to February 2015, Chief Human Resources Officer and General Manager for Bank of Tokyo Mitsubishi UFJ, a global financial services company, from January 2011 to September 2014, and Chief Human Resources Officer for Ally Financial Inc,, a bank holding company, from September 2007 to December 2010. Mr. Marino currently serves on the Board of Directors of Cypress Loan Servicing, LLC. He received his bachelor’s degree in business administration from Ohio University and recently received The Walter Center Legacy in Leadership Award.
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

CNDT 2025 Annual Report

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

CNDT 2025 Annual Report

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
Our business may be adversely affected by geopolitical events and geopolitical tensions, macroeconomic conditions, natural disasters and other factors that could directly impact certain of our employees, customers and vendors in countries or regions effected by such events and factors.
We have a global workforce and global customers. Our employees and customers in a particular country or region in the world may be impacted as a result of a variety of diversions, including: geopolitical events and geopolitical tensions, such as war, the threat of war, or terrorist activity (including the war in the Ukraine and the conflict in the Middle East); macroeconomic conditions, such as the level of inflation, economic activity and interest rates; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages and major public health issues; and significant local, national or global events capturing the attention of a large part of the population. To date, while we do not believe our business, financial position or operations have been materially impacted by these factors, we continue to monitor world events closely. If any of these factors disrupt a country or region where we have a significant workforce (such as the U.S., India or the Philippines) or customers (such as the U.S. or Europe), or vendors, our business could be materially adversely affected.
Our results of operations and financial condition may be materially adversely affected by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.
Approximately 16% of our 2025 revenues was generated from operations outside the United States. In addition, we maintain significant operations outside the United States. Our results of operations and financial condition could be materially adversely affected by changes in foreign currency exchange rates, as well as by several other factors, including, without limitation, changes in economic conditions from country to country, changes in a country’s political conditions, trade controls and protection measures, financial sanctions, licensing requirements, local tax issues, capitalization and other related legal matters. If we are unable to effectively hedge these risks, our results of operations and financial condition could be materially adversely affected.
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

CNDT 2025 Annual Report

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
Our business and growth depend in large part on continued interest in outsourced business process services. Outsourcing means that an entity contracts a third-party, such as us, to provide business process services rather than perform such services in-house. There can be no assurance that this interest will continue, as organizations may elect to perform such services themselves and/or the business process outsourcing industry could move to an as-a-service model, thereby eliminating traditional business process outsourcing tasks. A significant change in this interest in outsourcing could materially adversely affect our results of operations and financial condition. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.
We may be subject to claims of infringement of third-party intellectual property rights which could adversely affect our results of operation and financial condition.
We rely heavily on the use of intellectual property. We do not own all of the software that we use to run our business; instead, we license this software from a small number of primary vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims, which could materially adversely affect our results of operations and financial condition. In addition, if any of our vendors’ infringement claims are ultimately successful, our vendors could require us to (i) cease selling or using products or services that incorporate the challenged software or technology, (ii) obtain a license or additional licenses from our vendors or (iii) redesign our services which rely on the challenged software or technology. In addition, we may be exposed to claims for monetary damages. If we are unsuccessful in defending an infringement claim and our vendors require us to initiate any of the above actions, or we are required to pay monetary damages, then such actions could materially adversely affect our results of operations and financial condition.
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

CNDT 2025 Annual Report

The loss of key senior management or the failure to attract and retain necessary technical personnel and qualified subcontractors could materially adversely affect our results of operations and financial condition.
Our success depends, in part, upon key managerial and technical personnel, including our ability to attract and retain additional qualified personnel, as well as qualified subcontractors. The loss of certain key personnel, members of our executive team and other highly skilled employees, could materially adversely affect our results of operations and financial condition. There is no assurance that we can retain our key managerial personnel, or that we can attract similar employees, in the future. Our business strategy largely depends on the success of our recent CEO transition. On January 16, 2026, Clifford Skelton stepped down from his position as President and Chief Executive Officer, and the Company appointed Harsha V. Agadi, Chairman of the Board, as his successor. Any significant leadership change involves inherent risk and can be difficult to manage. Our new CEO is critical to executing on and achieving our business strategy, and our success depends, in large part, on the effectiveness of this transition. If our new CEO is unsuccessful at leading the Company and our management team, or is unable to successfully execute the Company’s strategy, our business may be harmed and our results of operations and financial condition may be adversely affected.
In addition, because we operate in intensely competitive markets, our success depends to a significant extent upon our ability to attract, retain and motivate highly skilled and qualified technical personnel and to subcontract with qualified, competent subcontractors. If we fail to attract, train and retain enough qualified engineers, technical staff and sales and marketing representatives, or if we are unable to contract with qualified, competent subcontractors, our results of operations and financial condition could be materially adversely affected. Experienced and capable personnel in the services industry remain in high demand, and there is continual competition for their talents. Our ability to renegotiate certain of our legacy third-party contracts which we view as unfavorable, or to improve the service levels we expect from these contracts and third-party providers, is key to our ability to timely, efficiently and profitably deliver our services to our customers. Additionally, we have increased and expect to continue to increase our hiring in geographic areas outside of the United States, which could subject us to increased geopolitical and exchange rate risk. The loss of any key technical employee, the loss of a key subcontractor relationship or our inability to renegotiate or obtain required service levels from legacy and other third-party providers, could materially adversely affect our results of operations and financial condition.
If we fail to successfully develop new service offerings, including new technology components, and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would decline.
The process of developing new service offerings, including new technology components, is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in service offerings that achieve customer acceptance and generate the revenues required to provide desired returns. In addition, some of our service offerings rely on technologies developed by and licensed from third-parties. We may not be able to obtain or continue to obtain licenses and technologies from these third-parties at all or on reasonable terms, or such third-parties may demand cross-licenses to our intellectual property. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. We also must ensure that all our service offerings comply with both existing and newly enacted regulatory requirements in the countries in which they are sold. If we fail to accurately anticipate and meet our customers’ needs through the development of new service offerings (including technology components) or if we fail to adequately protect our intellectual property rights or if our new service offerings are not widely accepted or if our current or future service offerings fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.
The Company’s business, operating results and reputation may be negatively impacted by failures or delays in our efforts to modernize our information technology infrastructure and to consolidate to fewer data centers.
We have experienced certain disruptions in our operations and service delivery performance issues because of some of our information technology infrastructure that is outdated and that needs to be enhanced and updated, which disruptions have adversely impacted client and delivery performance. As a result, we embarked on a long-term project to modernize a significant portion of our information technology infrastructure with new systems and processes and to consolidate our data centers. We have systematically consolidated the majority of our technology

CNDT 2025 Annual Report

infrastructure into two primary data centers leading to increased processing speeds, redundancy and stability, and improved performance for our clients. There is a risk, however, that our modernization efforts and data center consolidations could materially and adversely disrupt our operations and our service delivery to customers, could result in contractual penalties or damage claims from customers, could occur over a period longer than planned, and could require greater than expected investment and other internal and external resources. It may also take longer to realize the intended favorable benefits from an enhanced technology infrastructure than we expected, or disruptions may continue to occur while we enhance this infrastructure. Future service disruptions could hinder our ability to attract new customers, cause us to incur legal liability, contractual penalties or issue service credits to our customers and cause us to lose current customers, each of which could have a material adverse effect on our business, results of operations and financial condition.
Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Although there has been a shift in U.S. federal policy under the current presidential administration, many governments, regulators, investors, associates, clients and other stakeholders have been and/or remain focused on environmental, social and governance considerations relating to businesses. In addition, the Company makes statements about its environmental, social and governance goals and initiatives through its corporate social responsibility report, its other non-financial reports, information provided on its website, press releases and other communications.
Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires capital and operating investments, and depends in part on third-party performance, or data and changing regulatory schemes that are outside the Company’s control. The Company cannot guarantee that it will achieve its announced environmental, social and governance goals and initiatives. In addition, some stakeholders may disagree with the Company’s goals and initiatives. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and could materially adversely affect the Company’s business, ability to recruit and retain associates, reputation, results of operations, financial condition and stock price. In addition, complying or failing to comply with existing or future federal, state, local, and foreign legislation and regulations applicable to our environmental, social and governance goals and initiatives, which may conflict with one another, could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could materially and adversely affect our business, financial condition and results of operations.
We cannot guarantee that our stock repurchase program will enhance long-term stockholder value. Repurchases could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.
In May 2025, our Board of Directors authorized a three-year stock repurchase program for up to $50 million of our common stock. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. There is no guarantee that the repurchase program, even if fully utilized, will enhance long-term stockholder value.
Our use of artificial intelligence involves risks such as potential liability, regulatory issues, competition, and reputational damage.
Artificial intelligence (“AI”) technologies create specific risks that require tailored governance and review. Insufficient oversight could lead to legal liability, financial loss, and reputational harm. We use AI to sort, organize, analyze, and generate data for business purposes. AI encompasses machine learning, generative AI, and other data processing techniques. The utilization of AI, whether implemented directly by us or in collaboration with third parties, will necessitate ongoing investment in governance and security resources to help ensure our responsible use of AI and to safeguard against potential risks and vulnerabilities. As these technologies evolve, some services and tasks currently performed by our associates may be replaced by automation, including AI-enabled solutions, which could lead to reduced demand for our services and/or reduce the required headcount for us to provide services. The use of AI carries considerable risks, and we cannot guarantee the achievement of intended outcomes. While we aim to

CNDT 2025 Annual Report

develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. As an evolving technology, AI may occasionally produce incomplete or misleading results. Despite training and risk management efforts, there is a possibility that employees might misuse AI, either intentionally or unintentionally. Should our AI generate suboptimal or contentious outcomes, or if public perception of AI shifts negatively due to perceived risks, we may encounter operational challenges, competitive disadvantages, legal liabilities, reputational harm, or other business impacts. AI-related legal and regulatory frameworks are evolving due to concerns about bias, discrimination, transparency, and security. The use of AI technologies involves issues associated with intellectual property, data privacy, consumer protection, competition, and equal opportunity, with potential for new regulations. Several jurisdictions where we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as the European Union’s AI Act and the U.S.’s Executive Orders and U.S. state laws, some of which may be conflicting. New or expanded AI laws could raise compliance costs and pose unpredictable risks, which could materially adversely affect our results of operations and financial condition.
Legal, Compliance and Data Security Risks
We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information and personal health information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous laws and regulations in the United States (both federal and state) and foreign laws and regulations designed to protect both individually identifiable information and personal health information, including the Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA"), and the regulations promulgated under HIPPA governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, various state privacy laws, and the European Union General Data Protection Regulation ("GDPR"), which imposes stringent data protection requirements and significant penalties for non-compliance and has had a significant impact on how we process and handle certain data.
Additional laws of the United States (both federal and state) and foreign jurisdictions apply to our processing of individually identifiable information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the GDPR and the invalidation of the U.S.-EU Safe Harbor regime have required us to implement alternative mechanisms for some of our data flows from Europe to the United States to comply with applicable law. Changes to existing laws, the introduction of new laws in this area or our failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which could materially adversely affect our results of operations and financial condition.
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

CNDT 2025 Annual Report

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
We have in the past experienced, and in the future could experience, an unauthorized party gaining physical access to one of our or one of our third-party service providers’ facilities or gain electronic access to our or one of our third-party service providers’ information systems. For example, on January 13, 2025, the Company experienced an operational disruption and learned that a threat actor gained unauthorized access to a limited portion of the

CNDT 2025 Annual Report

Company’s environment and exfiltrated a set of files associated with a subset of the Company’s clients. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operation – “Cyber Event” in Part II, Item 7 to this 10-K and Note 15 – Contingencies and Litigation to our Consolidated Financial Statements of Part II, Item 8 to this 10-K. This and any other such access could result in, among other things, unfavorable publicity and significant damage to our brand, governmental inquiry, oversight and possible regulatory action, difficulty in marketing our services, loss of existing and potential customers, allegations by our customers that we have not performed our contractual obligations, costs for contractual service level requirements or other financial impact experienced by customers, litigation by affected parties and possible financial obligations for substantial damages related to the theft or misuse of such information, any of which could materially adversely affect our results of operations and financial condition. Similar consequences may arise if sensitive or confidential information is misdirected, lost or stolen during transmission or transport, or is stolen or misused. Moreover, security breaches have and could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such personal information against "cyber-attacks" and to maintain various systems and data centers for our customers. Often these systems and data centers must be maintained worldwide and on a 24/7 basis. We have in the past experienced and in the future could experience service interruptions that could result in curtailed operations and loss of existing and potential customers, which could significantly reduce our revenues and profits in addition to significantly impairing our reputation. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim, each of which could materially adversely affect our results of operations and financial condition.
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
We are potentially subject to various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities laws; governmental and non-governmental entity contracting, servicing and governmental entity procurement laws; intellectual property laws; environmental laws; employment laws; the Employee Retirement Income Security Act of 1974 ("ERISA"); cyber-security and data privacy laws; and other laws, regulations and contractual undertakings, as discussed under Note 15 – Contingencies and Litigation to the Consolidated Financial Statements. If developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or if any of these matters result in an adverse judgment or are settled for significant amounts above any existing accruals, it could materially adversely affect our results of operations and financial condition in the period or periods in which such change in determination, judgment or settlement occurs. There can be no assurances as to the favorable

CNDT 2025 Annual Report

outcome of any claim, lawsuit, investigation or proceeding. It is possible that a resolution of one or more such proceedings, through judgment, settlement or otherwise, could require us to make substantial payments to satisfy judgments, fines or penalties or settlement amounts, any of which could materially adversely affect our results of operations and financial condition. Additionally, the terms of dismissal, settlement, release or other resolution may permit certain claims to be reopened under certain conditions. Claims, lawsuits investigations and proceedings involving the Company could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain services, requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies, or make it more difficult to obtain adequate insurance in the future. In addition, it can be very costly to defend litigation and these costs could materially adversely affect our results of operations and financial condition. Refer to Note 15 – Contingencies and Litigation to the Consolidated Financial Statements.
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
Divestitures may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results. Refer to Note 4 – Divestitures to our Consolidated Financial Statements for additional information about our divestitures.
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

CNDT 2025 Annual Report

Financial Risks
We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2025, our goodwill balance, related exclusively to our Government segment, was $617 million, which represented 25.7% of total consolidated assets.
Refer to Note 7 – Goodwill to our Consolidated Financial Statements for additional information about our goodwill impairments.
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
The terms of our indebtedness include several restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all the following actions:
•incur or guarantee additional indebtedness or sell disqualified or preferred stock;
•pay dividends on, make distributions in respect of, repurchase or redeem capital stock;
•make investments or acquisitions;
•sell, transfer or otherwise dispose of certain assets;
•create liens;
•enter sale/leaseback transactions;
•enter agreements restricting the ability to pay dividends or make other intercompany transfers;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;
•enter transactions with affiliates;
•prepay, repurchase or redeem certain kinds of indebtedness;

CNDT 2025 Annual Report

•issue or sell stock of our subsidiaries; and/or
•significantly change the nature of our business.
As a result of all these restrictions, we may be:
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
The failure to obtain or maintain a satisfactory credit rating and financial performance, or the requirement to post collateral for any of our business guarantees, could adversely affect our liquidity, capital position, borrowing costs, access to capital markets and our need or ability to post surety or performance bonds to support clients’ contracts.
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
These instruments are generally issued by insurance companies or other financial institutions and typically include provisions that allow the issuer, in its discretion, to require us to post collateral. Collateral demands may be based on factors outside our control—including the issuer’s internal risk assessments, changes in market conditions, or their evaluation of our financial position—and may occur with little or no advance notice. Any such requirement could exceed our available liquidity or require us to divert capital from other operational or strategic uses. If we are unable to satisfy a collateral demand, the issuer may take actions that could impair our ability to continue performing under the related contracts, which could harm our reputation, restrict our ability to bid on future work or result in financial penalties. Any significant collateral demand, individually or in the aggregate, could materially adversely affect our liquidity, financial condition and results of operations. Refer to Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information.
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
There can be no assurance that we will be able to maintain our credit ratings or financial performance. Any additional actual or anticipated downgrades of our credit ratings, including any announcement that our ratings are under review for a downgrade, or perceived or actual weak financial performance may have a negative impact on our liquidity, capital position, access to capital markets and ability to obtain surety bonds, performance bonds and letters of credit sufficient to support our existing and future business needs, and may also increase the likelihood or magnitude of collateral demands under our business guarantees.
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

CNDT 2025 Annual Report

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

CNDT 2025 Annual Report

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

CNDT 2025 Annual Report

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
We devote significant resources to cybersecurity and cybersecurity risk management processes to adapt to the changing cybersecurity landscape and to respond to emerging threats. We maintain a cybersecurity risk management program to assess, identify, manage, mitigate, and respond to material risks from cybersecurity threats to both our corporate information technology environment and customer-facing products. These processes are integrated into our overall Enterprise Risk Management (“ERM”) program, which is designed to strengthen our risk management capabilities by developing and implementing a governance structure, risk management framework, and processes that enable the identification, assessment, monitoring, and management of risks.
The underlying controls of our cybersecurity risk management program are based upon industry standards for cybersecurity and information technology. Our corporate information technology environment aligns with the Center for Internet Security ("CIS") Critical Security Controls (“CSC”). Our systems that manage customer-facing products, where appropriate and contractually required, are certified/attested to applicable security standards, including, without limitation, National Institute of Standards and Technology ("NIST") (NIST Special Publication 800-53 rev 5 moderate baseline), Payment Card Industry Data Security Standard ("PCI-DSS"), Health Insurance Portability and Accountability Act ("HIPAA"), International Organization for Standardization ("ISO"), the International Electrotechnical Commission ("IEC") Standard (ISO/IEC 27001:2013 & ISO 9001:2015), and Systems and Organization Controls ("SOC") 2 standards. Our policies and procedures concerning cybersecurity matters include processes to safeguard our information systems, monitor these systems, protect the confidentiality and integrity of our data, train and raise awareness of cybersecurity threats among employees, detect intrusions into our systems, and respond to cybersecurity incidents.
As part of our overall risk management strategy, we leverage a defense in depth philosophy, which includes, but is not limited to, additional end-user training, layered technology defenses, identifying and protecting critical assets, strengthening monitoring and warning systems, and engaging industry and subject matter experts. We regularly test defenses by performing simulations and exercises at both a technical level and by reviewing our operational policies and procedures with third-party experts. At the management level, our cybersecurity team regularly monitors alerts and meets to discuss industry threats, trends, and remediation tactics. The cybersecurity team also regularly prepares a cyber update that includes metrics and compliance performance, incorporating data on cybersecurity threats and risks, which it uses to assess and refine Conduent's overall security posture. Furthermore, we receive cybersecurity alerts and threat intelligence from our peers, government agencies, information sharing and analysis centers and cybersecurity associations, as well as conduct periodic external penetration tests and gap testing to assess our processes and procedures and the ever-changing threat landscape. We have created and continually update, as required, a detailed incident response plan, which outlines the steps to be followed from incident detection to eradication, recovery and notification, and which we implement in the event of a cybersecurity incident.
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

CNDT 2025 Annual Report

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
The Risk Committee works with the CISO and the Company’s senior executives in reviewing the cybersecurity risks and strategy, provides guidance on the Company’s cybersecurity goals and objectives, and monitors the information it receives from management regarding the assessment and management of cybersecurity risk. The Risk Committee also conducts an annual review that includes a survey of enhancements to the Company’s defenses as well as management's progress in implementing the Company's cybersecurity strategic roadmap and compliance initiatives.
The Company’s CISO, a Certified Information Systems Professional with over 15 years of technical and cybersecurity leadership in large multinational organizations, reports to our Executive Vice President, Chief Information Officer and is responsible for assessing, implementing, and managing the Company’s cybersecurity risk management program, informing senior management regarding the prevention, detection, mitigation and remediation of cybersecurity incidents, as well as supervising such efforts. The CISO approves cybersecurity policies and procedures, implementation of controls, monitoring and detection programs and employee training on cybersecurity risks. The CISO also reports cybersecurity risks and strategies directly to executive leadership. In addition, the Company has implemented an Incident Response Materiality Assessment Committee (“IRMAC”), which consists of members from the Senior Leadership Team and is responsible for assessing the materiality of a cybersecurity incident referred to it by the Cybersecurity Incident Response Team (“CSIRT”). Procedures exist to ensure the Risk Committee of the Board of Directors, and if appropriate, the full Board of Directors is notified about cybersecurity incidents being assessed by the IRMAC.
As noted above, we face a number of cybersecurity risks in connection with our business and, from time to time, experience or are subject to a variety of cybersecurity incidents that arise during the ordinary course of our business, such as the previously disclosed January 2025 Cyber Event (for additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operation – “Cyber Event” in Part II, Item 7 to this 10-K and Note 15 – Contingencies and Litigation to our Consolidated Financial Statements of Part II, Item 8 to this 10-K). As of the date of this report, apart from the January 2025 Cyber Event (for which we maintain a liability on the Consolidated Balance Sheet for our expected remaining cash outlay), we do not believe that any risks from cybersecurity threats, including because of any known cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company. New information discovered after the date of this report concerning any known cybersecurity incidents that have occurred prior to the date of this report, however, could change our current belief and could result in a material adverse effect on our business strategy, results of operations, reputation or financial condition. In addition, future cybersecurity incidents could materially affect our strategy, results of operations, reputation or financial condition. See Item 1A. Risk Factors for additional information on how risks could materially affect the Company.
ITEM 2. PROPERTIES
We lease and own numerous facilities worldwide with larger concentrations of space in Kentucky, New Jersey, Texas, Guatemala, India, the Philippines, Jamaica and the Netherlands. Our owned and leased facilities house general offices, sales offices, service locations, call centers and distribution centers. The size of our property portfolio as of December 31, 2025 was approximately 4.4 million square feet at an annual operating cost (lease costs and expenses) of approximately $110 million and was composed of 149 leased properties and 3 owned properties. We believe that our current facilities are suitable and adequate for our current business. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.

CNDT 2025 Annual Report

We have aggressively pursued portfolio reduction opportunities through lease terminations, subleases and consolidation of properties. Partially offsetting these reductions, in 2025, we executed strategic portfolio expansions in India, the Philippines and key relocations in the United States. As a result, the portfolio net reduction was approximately 0.2 million square feet during the year ended December 31, 2025. We will continue efforts to optimize our workforce location strategy.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under Note 15 – Contingencies and Litigation to the Consolidated Financial Statements in Part II, Item 8 to this 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CNDT 2025 Annual Report

Part II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Exchange Information
The common stock of Conduent trades on Nasdaq under the ticker "CNDT".
Common Shareholders of Record
There were 10,626 shareholders of record as of January 31, 2026.
Conduent Common Stock Dividends
We did not pay any dividends on our common stock in 2025. We intend to retain future earnings for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends on our common stock for the foreseeable future.
Performance Graph
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
October 1-31, 2025	1,834,998	$2.58	1,834,998	$25
November 1-30, 2025	—	—	—	25
December 1-31, 2025	—	—	—	25
Total	1,834,998	$—	1,834,998	$25
(1)    On May 20, 2025, the Board of Directors authorized a three-year share repurchase program, granting approval for the Company to repurchase up to $50 million of its common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans.
(2)    Average share price includes transaction commissions.

CNDT 2025 Annual Report

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
•Financial Information;
•Metrics;
•Capital Resources and Liquidity;
•Critical Accounting Estimates and Policies;
•Recent Accounting Changes; and
•Non-GAAP Financial Measures.
This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes in this Form 10-K for the year ended December 31, 2025. This MD&A provides additional information about our operations, current developments, financial condition, cash flows and results of operations.
The year-over-year comparisons in this MD&A are as of and for the years ended December 31, 2025 and 2024, unless stated otherwise. The discussion of 2023 items and related year-over-year comparisons as of and for the years ended December 31, 2024 and 2023 are found in Item 7 of Part II of our Form 10-K for the year ended December 31, 2024.
Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Overview
We deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 51,000 associates, process expertise and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Headquartered in Florham Park, New Jersey, we have operations in 24 countries as of December 31, 2025. In 2025, approximately 16% of our revenue was generated outside the U.S.
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate. These three segments are:
•Commercial – Our Commercial segment provides business process services that span our clients' business processes end-to-end from the front-office to the back-office for a variety of commercial industries. These solutions are both cross-industry and industry-specific in nature. Across the Commercial segment, we operate on our clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for our clients and deliver better experiences for their consumers and employees.

CNDT 2025 Annual Report

•Government – Our Government segment provides government-centric services and solutions to U.S. federal, state, local and foreign governments for public assistance, healthcare programs and administration, transaction processing, eligibility and enrollment processing, payment services and case management. In this segment, we help governments respond to changing rules for eligibility and keep pace with increasing citizen expectations, modernize legacy technology systems, combat benefits fraud and adapt to an evolving regulatory environment.
•Transportation – Our Transportation segment provides government agencies and transportation authorities around the world with systems, support and revenue-generating solutions serving toll and fare collections as well as mobility and digital payments that help streamline operations and increase revenue to government and transportation agencies. With and expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, our solutions help reduce congestion and greenhouse emissions, while creating seamless travel experiences for consumers throughout transportation ecosystems.
Executive Summary
Our emphasis on growth, quality, and efficiency, launched in 2020 and reinforced in our 2023 investor briefing, continued throughout 2025, the final year of our three-year plan. We executed against this strategy by focusing on targeted-growth areas within each business advancing the second phase of our portfolio rationalization strategy to improve our earnings profile and maintained a balanced capital allocation framework that included making internal investments in our solutions, pre-paying debt and repurchasing common shares.
We expect this approach will continue positioning Conduent to become a more agile company with the potential for improved margins, stronger free cash flow, and a more resilient capital structure.
Significant 2025 Actions
•Debt Refinancing – In 2025, we successfully completed refinancing of the Company's revolving credit facility and paid off the remaining $82 million balance of the Company's Senior Secured Term Loan A ("Term Loan A"). Refer to Note 10 – Debt in the Consolidated Financial Statements for additional information.
•Share Repurchases – During the second, third and fourth quarters of 2025, we repurchased 9.2 million shares of our common stock for $25 million under the current $50 million Board-authorized share repurchase program.
•Portfolio Rationalization – We started executing the second phase of our portfolio rationalization plans, prioritizing assets that are capital-intensive or have a negative impact on our earnings profile; and during 2025, we received the remaining cash proceeds that were tied to previously announced divestitures.
•AI Experience Center – We launched the AI Experience Center to support client engagement and provide a structured environment for evaluating and demonstrating Conduent's AI-enabled capabilities.
Significant 2024 Actions
•Divestitures – In 2024, we completed three divestitures as part of our portfolio rationalization strategy - the BenefitWallet Portfolio, the Curbside Management and Public Safety businesses and the Casualty Claims Solutions businesses. Refer to Note 4 – Divestitures in the Consolidated Financial Statements for additional information.
•Debt Prepayment – In 2024, we utilized a portion of the proceeds from the closing of our divestitures to voluntarily prepay all of the principal of the Term Loan B and a portion of the Term Loan A.
•Icahn Share Repurchase – During the second quarter of 2024, we entered into a purchase agreement with Carl C. Icahn and certain of his affiliates pursuant to which we purchased their entire holdings or an aggregate of approximately 38 million shares of our common stock. We utilized a portion of the proceeds from the closing of our divestitures to fund the purchase.
•Share Repurchases – In 2024, we completed our previously approved $75 million share repurchase program.
Cyber Event
On January 13, 2025, the Company experienced an operational disruption and learned that a threat actor gained unauthorized access to a limited portion of the Company’s environment (the "January 2025 Cyber Event"). Upon

CNDT 2025 Annual Report

detection, the Company activated its cybersecurity response plan with the help of external cybersecurity experts to contain, assess, and remediate the incident. The Company restored the affected systems and returned to normal operations within days, and in some cases, hours. The disruption did not have a material impact to the Company’s operations.
As part of its ongoing investigation, the Company determined that the threat actor exfiltrated a set of files associated with a subset of the Company’s clients. Due to the complexity of the files, the Company engaged cybersecurity data mining experts to conduct a detailed analysis of the affected files to identify the personal information contained therein. This detailed analysis confirmed that the data sets contained a significant number of individuals’ personal information associated with our clients’ end-users. Upon completion of this time intensive data analysis, the Company notified impacted clients concerning their affected end-users. The Company is working with affected clients to determine next steps as required by federal and state law, including individual and regulatory notifications that began in October 2025 and are anticipated to be concluded by early 2026. The Company monitors the dark web regularly and has no evidence of any personal information associated with this event being released on the dark web. The Company has also notified federal law enforcement authorities of the incident.
While the Company did not experience material impacts to its operating environment or costs from the event itself, the Company recorded a $25 million non-recurring charge in the first quarter of 2025 related to the event based on the notification requirements described above. We have made cash disbursements of $17 million through December 31, 2025 and expect to make an additional $8 million of cash disbursements during the first half of 2026 related to these notification requirements. Any notification expense in excess of these amounts up to the coverage limit are anticipated to be covered by the cyber insurance policy that the Company maintains. The Company may experience costs beyond notification, but is not able to determine or predict whether the ultimate costs beyond notifications could exceed any applicable coverage limit. See also Note 15 – Contingencies and Litigation to our Consolidated Financial Statements of Part II, Item 8 to this 10-K.
It is possible that future risks and uncertainties resulting from the January 2025 Cyber Event, including those related to impacted data, litigation, reputational harm, and regulatory actions, could adversely affect the Company’s financial condition or results of operations. See also Part I, Item 1A (Risk Factors).
Macroeconomic and Geopolitical Uncertainty
Given the nature of our business and our global operations, the effects of global macroeconomic and geopolitical uncertainty could have a materially adverse effect on our business, results of operations and financial condition.

CNDT 2025 Annual Report

Financial Information
The section below provides a comparative discussion of our consolidated results of operations for the year ended December 31, 2025 and 2024. See Item 7. MD&A – Financial Information in our Annual Report on Form 10-K for the year ended December 31, 2024, for a comparative discussion of our consolidated results of operations between 2024 and 2023.

	Year Ended December 31,		2025 vs. 2024
(in millions)	2025	2024	$ Change	% Change
Revenue	$3,042	$3,356	$(314)	(9)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,490	2,730	$(240)	(9)%
Selling, general and administrative (excluding depreciation and amortization)	412	455	$(43)	(9)%
Research and development (excluding depreciation and amortization)	4	6	(2)	(33)%
Depreciation and amortization	194	204	(10)	(5)%
Restructuring and related costs	35	46	(11)	(24)%
Interest expense	48	75	(27)	(36)%
Goodwill impairment	—	28	(28)	(100)%
(Gain) loss on divestitures and transaction costs, net	11	(696)	707	n/m
Litigation settlements (recoveries), net	(1)	9	(10)	n/m
Loss on extinguishment of debt	1	8	(7)	(88)%
Other (income) expenses, net	8	(13)	21	n/m
Total Operating Costs and Expenses	3,202	2,852	350

Income (Loss) Before Income Taxes	(160)	504	(664)
Income tax expense (benefit)	10	78	(68)
Net Income (Loss)	$(170)	$426	$(596)
Revenue
Revenue for 2025 decreased 9%, compared to the prior year, approximately 57% of which was due to the impact of the BenefitWallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. In addition to the divestitures impact, lost business and lower volumes contributed to the decrease and were partially offset by new business ramp, higher equipment sales and positive impacts from a contract amendment with a customer in the Transportation segment.
Cost of Services (excluding depreciation and amortization)
Cost of services for 2025 decreased 9%, compared to the prior year, primarily due to the impact of the BenefitWallet Transfer and the sales of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. In addition to the divestitures impact, lower expenses on lower revenues and continued cost optimization initiatives across segments contributed to the decline.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for 2025 decreased 9%, compared to the prior year, primarily driven by a $9 million benefit from the recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019 as well as cost efficiencies in our corporate functions. These were partially offset by $25 million of direct response costs related to the January 2025 Cyber Event.
Depreciation and Amortization
Depreciation and amortization for 2025 decreased 5% compared to the prior year, primarily due to the sale of the Curbside Management and Public Safety Solutions and Casualty Claims Solutions businesses. This decrease was partially offset by increased amortization of deferred contract costs related to new projects that went live in 2025.

CNDT 2025 Annual Report

Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Year Ended December 31,
(in millions, except headcount in whole numbers)	2025	2024
Severance and related costs	$18	$21
Contract Termination and other costs	12	19
Asset impairments	5	6
Restructuring and Related Costs	$35	$46
Reduction in headcount(1)	1,500	600
__________
(1)Relates to approximate headcount reductions worldwide associated with Severance and related costs.
Refer to Note 8 – Restructuring Programs and Related Costs to the Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. The decrease in Interest expense for 2025, compared to the prior year, was primarily due to the 2024 voluntary prepayments of the entire Term Loan B balance outstanding and a portion of the Term Loan A balance with proceeds from divestitures. The remaining Term Loan A balance was repaid at the execution of Amendment No. 3 to the Credit Facility. Refer to Note 10 – Debt to the Consolidated Financial Statements for additional information.
Goodwill Impairment
The goodwill impairment for 2024 is related to the write-down of the Transportation reporting unit's goodwill arising from the annual goodwill impairment test. Refer to Note 7 – Goodwill to the Consolidated Financial Statements for additional information on this impairment.
(Gain) Loss on Divestitures and Transaction Costs
Our 2024 divestitures resulted in gains of $721 million. Additionally, we recorded a $3 million gain adjustment related to a prior year divestiture following the partial settlement of the Skyview matter. (Gain) loss on divestitures and transaction costs, net also includes professional fees and other costs associated with both consummated and non-consummated transactions totaling $9 million and $28 million in 2025 and 2024, respectively. Refer to Note 4 – Divestitures and Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information on these matters.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for 2025 and 2024 were not material. Refer to Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information on these matters.
Other (Income) Expenses, Net
Other (income) expenses, net for 2025 and 2024 primarily include interest income on cash investments, accounts receivable factoring fees and foreign currency transaction losses (gains). In 2025, interest income on invested cash was lower due to lower available cash and foreign currency transaction losses were higher due to unfavorable movements in foreign exchange rates, primarily the weakening of the U.S. dollar against certain foreign currencies during the year. In 2024, Other (income) expenses, net also included interest income of $8 million related to the partial settlement of the Skyview matter. Refer to Note 15 – Contingencies and Litigation in the Consolidated Financial Statements for additional information.

CNDT 2025 Annual Report

Income Taxes
The 2025 effective tax rate was (6.1)%, compared to 15.5% for 2024. The 2025 rate was lower than the U.S. statutory rate of 21% primarily due to valuation allowances, geographic mix of income and discrete taxes. The 2024 rate was lower than the U.S. statutory rate of 21%, primarily due to favorable permanent differences from an internal reorganization and outside basis on a stock sale partially offset by non-deductible Transportation reporting unit goodwill impairment, tax reserves and geographic mix of income.
Excluding the impact of amortization, restructuring, divestitures, transaction costs, reserves for the Direct response costs - cyber event, valuation allowances and discrete tax items, the normalized effective tax rate for 2025 was 25.4%. The normalized effective tax rate for 2024 was 21.2% excluding the impact of the internal reorganization, divestitures, goodwill impairment, amortization of intangible assets, restructuring costs and certain discrete tax items. The 2025 rate is higher than the 2024 rate due to increased estimated tax credits and geographic mix of income.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The legislation contains certain provisions related to the full expensing of U.S. research and development costs and other depreciable property. The legislation also includes changes to the determination of the amount of U.S. interest expense that is deductible for U.S. tax purposes. The acceleration of deductions as a result of anticipated elections the Company will make for the current year following the OBBBA has increased current year net operating loss ("NOL"). The NOL has created a deferred tax asset that required a valuation allowance for U.S. GAAP purposes in 2025. The NOL can be carried forward indefinitely.
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
Operations Review of Segments
Our financial performance is based on Segment Profit (Loss) for the following three segments:
•Commercial,
•Government, and
•Transportation.
Divestitures include our BenefitWallet Portfolio and our Casualty Claims Solutions businesses (both of which were reclassified from our Commercial segment in 2024) and our Curbside Management and Public Safety Solutions businesses (which was reclassified from our Transportation segment in 2024).
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.
The section below provides a comparative discussion of our financial performance by segment between the years ended December 31, 2025 and 2024. See Item 7. MD&A - Operations Review of Segments in our Annual Report on Form 10-K for the year ended December 31, 2024 for a comparative discussion of our financial performance by segment between the years ended December 31, 2024 and 2023.

CNDT 2025 Annual Report

Segment Performance Review

	Commercial	Government	Transportation	Divestitures	Unallocated Costs	Total
(in millions)	Reportable Segments
Year Ended Dec 31, 2025
Total Revenue	$1,511	$922	$609	$—	$—	$3,042
Segment profit (Loss)	$66	$175	$(12)	$—	$(285)	$(56)
Segment depreciation and amortization	$88	$46	$30	$—	$31	$195
Adjusted EBITDA(1)	$154	$221	$18	$—	$(229)	$164

% of Total Revenue	49.7%	30.3%	20.0%	—%	—%	100.0%
Adjusted EBITDA Margin(1)(2)	10.2%	24.0%	3.0%	—%	—%	5.4%

Year Ended Dec 31, 2024
Total Revenue	$1,606	$984	$586	$180	$—	$3,356
Segment profit (Loss)	$77	$166	$(25)	$35	$(287)	$(34)
Segment depreciation and amortization	$92	$44	$25	$13	$28	$202
Adjusted EBITDA(1)	$169	$210	$—	$48	$(255)	$172

% of Total Revenue	47.9%	29.3%	17.4%	5.4%	—%	100.0%
Adjusted EBITDA Margin(1)(2)	10.5%	21.3%	—%	26.7%	—%	5.1%
(1) Refer to "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(2) Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total Revenue.

(in millions)	Year Ended December 31,
Adjusted EBITDA and Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes	2025	2024
Adjusted EBITDA	$164	$172
Reconciling items:
Segment depreciation and amortization	(195)	(202)
Direct response costs - cyber event	(25)	—
Other adjustments(1)	—	(4)
Segment Pre-Tax Income (Loss)	$(56)	$(34)
Reconciling items:
Amortization of acquired intangible assets	(2)	(5)
Restructuring and related costs	(35)	(46)
Interest expense	(48)	(75)
Loss on extinguishment of debt	(1)	(8)
Goodwill impairment	—	(28)
Gain (loss) on divestitures and transaction costs, net	(11)	696
Litigation (settlements) recoveries, net	1	(9)
Other income (expenses), net	(8)	13
Income (Loss) Before Income Taxes	$(160)	$504
(1) The 2024 amount represents a termination for convenience fee related to the termination of Convergint as a subcontractor for our State of Victoria contract and is reported in Cost of Services on the Consolidated Statements of Income.
Commercial Segment
Revenue
Commercial segment revenue for 2025 decreased by 6%, compared to the prior year, driven by contract losses and lower volumes, partially offset by new business ramps and multi-year licensing agreements with existing customers.

CNDT 2025 Annual Report

Segment Profit and Adjusted EBITDA
Commercial segment profit and Adjusted EBITDA for 2025 decreased compared to the prior year primarily due to the revenue drivers noted above and higher fixed technology overhead, partially offset by cost efficiencies and the impact of lower depreciation due to the prior year write-off of internal use software and fully amortized assets.
Government Segment
Revenue
Government segment revenue for 2025 decreased, compared to the prior year, primarily due to contract losses, lower volumes and the impacts from a U.S. federal government shutdown during the fourth quarter of 2025, as well as the completion or extension of several implementations. These declines were partially offset by ramp of new business.
Segment Profit and Adjusted EBITDA
Government segment profit, Adjusted EBITDA and Adjusted EBITDA margin for 2025 increased compared to the prior year. Government segment Adjusted EBITDA margin increased by 270 basis points compared to the prior year, primarily due to cost efficiencies and lower expenses resulting from AI-enabled fraud prevention activities in our Government Services business.
Transportation Segment
Revenue
Transportation revenue for 2025 increased compared to the prior year, primarily driven by a contract amendment with a Transit Solutions customer, increased volumes and favorable exchange rate movements. These increases were partially offset by the non-retained portion of a Road Usage Charging contract, and lower activity across certain smaller projects.
Segment Profit and Adjusted EBITDA
Transportation segment profit and Adjusted EBITDA for 2025 increased compared to the prior year due to the revenue drivers mentioned above and the absence of costs to transition the non-retained portion of a Road Usage Charging contract.
Divestitures
Revenue, Segment Profit (Loss) and Adjusted EBITDA
The decrease in revenue, segment profit and Adjusted EBITDA for 2025 as compared to the prior year was due to the transfer of the BenefitWallet Portfolio and the sales of the Curbside Management and Public Safety Solutions businesses and Casualty Claims Solutions businesses in 2024.
Unallocated Costs
Unallocated Costs for 2025 decreased compared to the prior year primarily due to a $9 million recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019, as well as cost efficiencies in our corporate functions. These factors were partially offset by $25 million of direct response costs related to the January 2025 Cyber Event and increase in medical expenses resulting from higher claims costs.
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

CNDT 2025 Annual Report

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
Signing information for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,		2025 vs. 2024
(in millions)	2025	2024	$ Change	% Change
New business ACV	$517	$485	$32	7%

New business TCV	$1,118	$969	$149	15%
Renewals TCV	1,293	1,657	(364)	(22)%
Total Signings	$2,411	$2,626	$(215)	(8)%

New business annual recurring revenue (ARR) signings(1)	$237	$228	$9	4%
New business non-recurring revenue (NRR) signings(2)	$327	$309	$18	6%
__________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contacts shorter than one year.
The total new business pipeline at the end of December 31, 2025 and 2024 was $3.2 billion and $3.1 billion, respectively. Total new business pipeline is defined as total new business ACV pipeline of deals at or beyond the qualified prospect stage. Beginning in the first quarter of 2025, we transitioned our measure of sales pipeline from TCV to ACV to align with our primary sales metric and have recast all prior period comparatives to reflect this change. This extends past the next twelve-month period to include total pipeline, excluding the impact of divested business as required. New business pipeline levels were stable year over year and were not a primary driver of period-over-period revenue or Net ARR performance.
Net ARR Activity
Net ARR Activity is a metric that is defined as Projected Annual Recurring Revenue ("ARR") for contracts signed in the prior 12 months, less the annualized impact of any client losses, contractual volume and price changes, and other known impacts for which the Company was notified in that same time period, which could positively or negatively impact results. The metric annualizes the net impact to revenue. Timing of revenue impact varies and may not be realized within the forward 12-month timeframe. The metric is for indicative purposes only. This metric excludes non-recurring revenue signings. This metric is not indicative of any specific 12-month timeframe. Net ARR results during the year, including in the second, third and fourth quarters, were primarily influenced by the cadence of renewals and client losses, rather than new-business performance.
The Net ARR Activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	Net ARR activity metric
December 31, 2025	$(8)
September 30, 2025	25
June 30, 2025	63
March 31, 2025	116
December 31, 2024	92

CNDT 2025 Annual Report

Capital Resources and Liquidity
As of December 31, 2025 and 2024, total cash and cash equivalents were $233 million (of which approximately $115 million was cash in foreign locations) and $366 million (of which approximately $140 million was cash in foreign locations), respectively. We also have a $357 million Revolving Credit Facility (reducing to $187 million in October 2026) for our various cash needs, of which $109 million has been utilized for borrowings and $25 million has been utilized for letters of credit as of December 31, 2025. The amount of borrowings outstanding under the Revolving Credit Facility at each quarter-end may be limited by our leverage covenant. In January 2026, the Company borrowed an additional $25 million under the Revolving Credit Facility for working capital purposes.
As of December 31, 2025, there was a total of $520 million of outstanding borrowings under our Senior Notes, none of which was due within one year. Additionally, as of December 31, 2025, we had $22 million of finance lease and other debt due within one year. We have the ability and intent to refinance the amount outstanding under our Revolving Credit Facility on a long-term basis; therefore all amounts outstanding as of December 31, 2025 are classified as long-term on our Consolidated Balance Sheets. Refer to Note 10 – Debt to the Consolidated Financial Statements for additional information regarding our debt.
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
Cash Flow Analysis
The following summarizes our cash flows for the two years ended December 31, 2025, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,		Change
(in millions)	2025	2024	2025 vs. 2024
Net cash provided by (used in) operating activities	$(73)	$(50)	$(23)
Net cash provided by (used in) investing activities	(28)	795	(823)
Net cash provided by (used in) financing activities	(39)	(877)	838
Operating Activities
The net increase in cash flow used in operating activities of $23 million was primarily related to unfavorable working capital changes and cash outflows related to the January 2025 Cyber Event, partially offset by lower cash tax outflows and lower net interest payments.
Investing Activities
The decrease in cash provided by investing activities of $823 million was primarily due to the proceeds from our divestitures of $830 million and proceeds from the settlement of the Skyview matter related to notes receivable of $21 million in 2024. In addition, there was a planned increase in capital spending in the current year of $25 million. The 2025 period includes $50 million of cash received related to the non-interest-bearing note from the Curbside Disposal Group divestiture.
Financing Activities
The decrease in cash used in financing activities was mainly driven by the $642 million early repayment of Term Loan B and Term Loan A in 2024 utilizing funds received from our divestitures. In addition, in 2024 $132 million was utilized to purchase all the common shares owned by the Icahn Parties. The 2025 period includes a $25 million drawdown on our revolving line of credit for working capital purposes.
Sales of Accounts Receivable
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the years ended December 31, 2025, 2024 and 2023 was $(18) million, $7 million and $(4) million, respectively. The net impact from the sales of accounts receivable represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of collections prior to the end of the year.

CNDT 2025 Annual Report

Financial Instruments
Refer to Note 11 – Financial Instruments to the Consolidated Financial Statements for additional information.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $233 million as of December 31, 2025, along with cash generated by operations and amounts available for borrowing under our Revolving Credit Facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At December 31, 2025, our material cash requirements include the following contractual and other obligations.
Debt
As of December 31, 2025, we had total outstanding debt, including finance leases, with floating and fixed rates totaling $691 million, of which $22 million was due within 12 months. Future interest payments associated with this debt, which has maturities through 2029, are forecast to be $162 million, of which $44 million is due within 12 months. Refer to Note 10 – Debt to the Consolidated Financial Statements for additional information.
Operating Leases
In the ordinary course of business, we enter operating lease arrangements for certain equipment and facilities. As of December 31, 2025, total fixed lease payables were $182 million, of which $61 million was due within 12 months. Refer to Note 6 – Leases to the Consolidated Financial Statements for additional information.
Estimated Purchase Commitments
We have committed to purchasing certain materials and services to support our operations. The total of these commitments was $603 million as of December 31, 2025, of which $202 million is due within the next 12 months.
Other Contingencies and Commitments
As more fully discussed in Note 15 – Contingencies and Litigation to the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; employment law; the Employee Retirement Income Security Act ("ERISA"); data privacy and cybersecurity laws; and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers and customers. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.
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

CNDT 2025 Annual Report

Off-Balance Sheet Arrangements
As of December 31, 2025, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, refer to the preceding discussion of the Company's contractual cash obligations and other commercial commitments and Note 15 – Contingencies and Litigation to the Consolidated Financial Statements for additional information regarding contingencies, guarantees and indemnifications.
Critical Accounting Estimates and Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and notes thereto. In preparing our Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the Consolidated Financial Statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Senior management has discussed the development and selection of critical accounting policies, estimates and related disclosures included herein with the Audit Committee of the Board of Directors. We consider these as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management's judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclose the impact of these different estimates on our operations. In certain instances, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.
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
Goodwill
Goodwill is not amortized but rather tested for impairment annually, or more frequently if an event or circumstance indicates that impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated adverse events or conditions impacting revenues, cash flows or profitability, unanticipated competitive activities and acts by governments and courts. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies and Note 7 – Goodwill to the Consolidated Financial Statements for additional information regarding our goodwill policies.
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
Annual Goodwill Impairment Evaluation
Our annual quantitative impairment test of goodwill was performed as of October 1, 2025.

CNDT 2025 Annual Report

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
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Gross deferred tax assets of $310 million and $241 million had valuation allowances of $151 million and $95 million at December 31, 2025 and 2024, respectively.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $19 million, $19 million and $10 million at December 31, 2025, 2024 and 2023, respectively.
Refer to Note 14 – Income Taxes to the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.

CNDT 2025 Annual Report

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
A reconciliation of the non-GAAP financial measures Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP are provided in the Segment Performance Review above.
Adjusted EBITDA and Adjusted EBITDA Margin
We use Adjusted EBITDA and Adjusted EBITDA Margin as an additional way of assessing certain aspects of our operations that, when viewed with the U.S. GAAP results and the accompanying reconciliations to corresponding U.S. GAAP financial measures, provide a more complete understanding of our on-going business. Adjusted EBITDA

CNDT 2025 Annual Report

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
•Direct response costs - cyber event. This represents costs related to investigating, remediating and responding to the January 2025 Cyber Event.
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

CNDT 2025 Annual Report

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
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2025, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2025. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2025 would have an impact on our cumulative translation adjustment portion of equity of approximately $39 million. The net amount invested in foreign subsidiaries and affiliates, primarily in the U.K. and Europe, and translated into U.S. Dollars using the year-end exchange rates, was approximately $393 million at December 31, 2025.
Interest Rate Risk Management
The consolidated weighted-average interest rates related to our total debt for 2025 approximated 6.20% for the Senior Notes and 8.13% for finance lease obligations. As of December 31, 2025, we had $109 million of borrowings outstanding under our Revolving Credit Facility, with a weighted average interest rate of 6.58%. As of December 31, 2025, $109 million of our total debt of $691 million carried variable interest rates. The fair values of our fixed rate financial instruments are sensitive to changes in interest rates and at December 31, 2025, a 10% increase in market interest rates would decrease the fair values of such financial instruments by approximately $15 million. A 10% decrease in market interest rates would increase the fair values of such financial instruments by approximately $15 million.

CNDT 2025 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Conduent Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Conduent Incorporated and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

CNDT 2025 Annual Report

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
Revenue Recognition for Certain Revenue
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s total revenue was $3,042 million for the year ended December 31, 2025, of which a significant portion relates to certain revenue. Typically, the Company’s contracts include performance obligation(s) to stand-ready on a daily or monthly basis to provide services to the customers. Under a stand-ready obligation, the evaluation of the nature of the Company’s performance obligation is focused on each time increment rather than the underlying activities. Accordingly, the promise to stand-ready is accounted for as a single-series performance obligation. Once management determines the performance obligations, management determines the transaction price, which is based on fixed and/or variable consideration. The Company typically satisfies its performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because the nature of the Company’s promise is a stand-ready service and efforts are expended evenly throughout the period.
The principal consideration for our determination that performing procedures relating to revenue recognition for certain revenue is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition for certain revenue.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing revenue recognized, on a sample basis, by (a) obtaining and inspecting source documents, such as contracts, invoices, evidence of satisfaction of performance obligations, and where applicable, cash receipts, (b) where applicable, confirming services provided with the customer when payment has not been received for invoices, and (c) recalculating revenue recognized and (ii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2025 and for confirmations not returned, and for invoices which have been paid, obtaining and inspecting subsequent cash receipts, or for invoices not yet paid, obtaining and inspecting source documents, such as contracts, invoices, and where applicable, evidence of satisfaction of performance obligations.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 19, 2026

We have served as the Company’s auditor since 2016.

CNDT 2025 Annual Report

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

/s/ HARSHA V. AGADI	/s/ GILES GOODBURN
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/s/ GEORGE ABATE
Vice President and Chief Accounting Officer

CNDT 2025 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions, except per-share data)	2025	2024	2023
Revenue	$3,042	$3,356	$3,722
Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	2,490	2,730	2,888
Selling, general and administrative (excluding depreciation and amortization)	412	455	458
Research and development (excluding depreciation and amortization)	4	6	7
Depreciation and amortization	194	204	264
Restructuring and related costs	35	46	62
Interest expense	48	75	111
Goodwill impairment	—	28	287
(Gain) loss on divestitures and transaction costs, net	11	(696)	10
Litigation settlements (recoveries), net	(1)	9	(30)
Loss on extinguishment of debt	1	8	—
Other (income) expenses, net	8	(13)	(3)
Total Operating Costs and Expenses	3,202	2,852	4,054
Income (Loss) Before Income Taxes	(160)	504	(332)
Income tax expense (benefit)	10	78	(36)
Net Income (Loss)	$(170)	$426	$(296)

Net Income (Loss) per Share:
Basic	$(1.14)	$2.28	$(1.41)
Diluted	$(1.14)	$2.23	$(1.41)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2025 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2025	2024	2023
Net Income (Loss)	$(170)	$426	$(296)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	34	(37)	31
Unrecognized gains (losses), net	(1)	(1)	1
Changes in benefit plans, net	2	1	(1)
Other Comprehensive Income (Loss), Net	35	(37)	31

Comprehensive Income (Loss), Net	$(135)	$389	$(265)
__________
(1)All amounts are net of tax. Tax effects were immaterial. Refer to Note 18 – Other Comprehensive Income (Loss) for information about pre-tax amounts.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2025 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2025	2024
Assets
Cash and cash equivalents	$233	$366
Accounts receivable, net	500	493
Contract assets	123	132
Other current assets	213	261
Total current assets	1,069	1,252
Land, buildings and equipment, net	181	167
Operating lease right-of-use assets	136	169
Deferred contract costs, net	128	126
Goodwill	617	609
Other long-term assets	266	276
Total Assets	$2,397	$2,599
Liabilities and Equity
Current portion of long-term debt	$22	$24
Accounts payable	142	157
Accrued compensation and benefits costs	173	170
Contract liabilities	74	103
Other current liabilities	270	290
Total current liabilities	681	744
Long-term debt	665	615
Deferred taxes	19	24
Operating lease liabilities	102	138
Other long-term liabilities	103	93
Total Liabilities	1,570	1,614

Contingencies (See Note 15)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(235)	(210)
Additional paid-in capital	3,968	3,952
Retained earnings (deficit)	(2,613)	(2,433)
Accumulated other comprehensive loss	(437)	(472)
Total Conduent Inc. Equity	685	839
Non-controlling Interest	—	4
Total Equity	685	843
Total Liabilities and Equity	$2,397	$2,599

Shares of common stock issued and outstanding	154,709	161,829
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	70,097	60,868

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2025 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(170)	$426	$(296)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	194	204	264
Contract inducement amortization	3	3	3
Goodwill impairment	—	28	287
Deferred income taxes	(22)	(5)	(54)
Amortization of debt financing costs	1	3	4
Loss on extinguishment of debt	1	8	—
(Gain) loss on divestitures and sales of fixed assets, net	2	(724)	—
Stock-based compensation	19	19	19
Changes in operating assets and liabilities:
Accounts receivable	2	34	26
Other current and long-term assets	(33)	(60)	(111)
Accounts payable and accrued compensation and benefits costs	(12)	(14)	(52)
Other current and long-term liabilities	(60)	(11)	(2)
Net change in income tax assets and liabilities	2	39	1
Net cash provided by (used in) operating activities	(73)	(50)	89
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(59)	(28)	(51)
Cost of additions to internal use software	(22)	(28)	(42)
Proceeds from divestitures	53	851	—
Net cash provided by (used in) investing activities	(28)	795	(93)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	259	80	—
Proceeds from the issuance of debt, net	5	—	—
Payments of debt issuance costs	(4)	—	—
Payments of revolving credit facility	(150)	(80)	—
Payments of debt	(105)	(676)	(41)
Treasury stock purchases	(25)	(182)	(27)
Excise tax payment on treasury stock purchases	(2)	—	—
Taxes paid for settlement of stock-based compensation	(2)	(9)	(7)
Dividends paid on preferred stock	(10)	(10)	(10)
(Repurchase of) contribution from noncontrolling interest	(5)	—	4
Net cash provided by (used in) financing activities	(39)	(877)	(81)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(10)	6
Increase (decrease) in cash, cash equivalents and restricted cash	(134)	(142)	(79)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	377	519	598
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$243	$377	$519
 ___________
(1)Includes $10 million, $11 million and $21 million of restricted cash as of the years ended December 31, 2025, 2024 and 2023, respectively, that was included in Other current assets on their respective Consolidated Balance Sheets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2025 Annual Report

CONDUENT INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Non-controlling Interest	Shareholders’ Equity
Balance at December 31, 2022	$2	$—	$3,924	$(2,543)	$(466)	$—	$917
Dividend - preferred stock, $80/per share	—	—	—	(10)	—	—	(10)
Stock incentive plans, net	—	—	14	—	—	—	14
Treasury stock purchases	—	(27)	—	—	—	—	(27)
Contribution from noncontrolling interest	—	—	—	—	—	4	4
Comprehensive Income (Loss):
Net Loss	—	—	—	(296)	—	—	(296)
Other comprehensive income (loss), net	—	—	—	—	31	—	31
Total Comprehensive Income (Loss), Net	—	—	—	(296)	31	—	(265)
Balance at December 31, 2023	$2	$(27)	$3,938	$(2,849)	$(435)	$4	$633
Dividend - preferred stock, $80/per share	—	—	—	(10)	—	—	(10)
Stock incentive plans, net	—	—	14	—	—	—	14
Treasury stock purchases	—	(183)	—	—	—	—	(183)
Contribution from noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Loss	—	—	—	426	—	—	426
Other comprehensive income (loss), net	—	—	—	—	(37)	—	(37)
Total Comprehensive Income (Loss), Net	—	—	—	426	(37)	—	389
Balance at December 31, 2024	$2	$(210)	$3,952	$(2,433)	$(472)	$4	$843
Dividend - preferred stock, $80/per share	—	—	—	(10)	—	—	(10)
Stock incentive plans, net	—	—	17	—	—	—	17
Treasury stock purchases	—	(25)	—	—	—	—	(25)
Buyback of noncontrolling interest	—	—	(1)	—	—	(4)	(5)
Comprehensive Income (Loss):
Net Income	—	—	—	(170)	—	—	(170)
Other comprehensive income (loss), net	—	—	—	—	35	—	35
Total Comprehensive Income (Loss), Net	—	—	—	(170)	35	—	(135)
Balance at December 31, 2025	$2	$(235)	$3,968	$(2,613)	$(437)	$—	$685
 ___________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CNDT 2025 Annual Report

CONDUENT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. Conduent delivers digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for its clients and the millions of people who count on them. The Company leverages cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 51,000 associates, as well as process expertise and advanced technologies, Conduent's solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Basis of Presentation
The Company's Consolidated Financial Statements included the historical basis of assets, liabilities, revenues and expenses of the individual businesses of the Company, including joint ventures and partnerships over which the Company has a controlling financial interest. The Company has prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. All intercompany transactions and balances have been eliminated.
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
The Company has evaluated subsequent events through February 19, 2026.
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
New Accounting Standards
Disaggregation of Income Statement Expenses: In November 2024, the Financial Accounting Standards Board ("FASB") issued final guidance designed to enhance financial reporting by requiring public business entities to disclose additional details regarding specific expense categories in the notes to the financial statements for both interim and annual periods. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is not early adopting this guidance. As the guidance is disclosure related, adoption will not have any impact on the Company's Consolidated Financial Statements.

CNDT 2025 Annual Report

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
Recently Adopted Accounting Standards
Income Taxes: In December 2023, the FASB issued final guidance designed to improve income tax disclosures, particularly disclosures around business entities' income tax rate reconciliation and income taxes paid. The guidance requires consistent categories and greater disaggregation of information in the reconciliation of an entity's statutory tax rate to its effective tax rate and information about income taxes paid disaggregated by jurisdiction. As allowed by the guidance, the Company adopted this guidance prospectively effective January 1, 2025. As the guidance is disclosure related, adoption did not have any impact on the Company's Consolidated Financial Statements. The required disclosure is included in Note 14 – Income Taxes.
Summary of Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds and investments with original maturities of three months or less.
Restricted cash is primarily comprised of cash collected on accounts receivable that have been factored but not yet remitted to third-party institutions. The Company includes restricted cash in Other current assets and the corresponding liability is included in Other current liabilities in its Consolidated Balance Sheets.
Accounts Receivable, Net and Receivable Sales
Credit risk has not historically been significant to the Company's business due to the nature of its customers, which are state and federal governments, public sector, and large commercial corporations. The Company believes that the credit risk associated with its receivables is limited due to the creditworthiness of its customers. Allowances for credit losses were less than $1.0 million at December 31, 2025 or 2024.
The Company enters into factoring agreements in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to third-party financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over, and risk related to, the receivables to the buyers. Cash proceeds from this arrangement are included in cash flow from operating activities in the Consolidated Statements of Cash Flows. In 2025, 2024 and 2023, the Company sold certain accounts receivable and derecognized the corresponding receivable balance. Accounts receivable sales for the years ended December 31, 2025 and 2024 were $875 million and $624 million, respectively.
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

CNDT 2025 Annual Report

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
Refer to Note 4 – Divestitures to the Consolidated Financial Statements for additional information.
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

CNDT 2025 Annual Report

year or less are expensed on a straight-line basis over the lease term. The Company accounts for lease and non-lease components separately for its equipment leases, based on the estimated standalone price of each component, and combines lease and non-lease components for its real estate leases.
Refer to Note 6 – Leases for further information.
Contingencies and Litigation
The Company is currently involved in various claims and legal proceedings. At least quarterly, it reviews the status of each significant matter and assesses its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. The estimated losses are recorded within Litigation settlements (recoveries), net in the Company's income statement. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates. These revisions in the estimates of potential liabilities could have a material impact on the results of operations and financial position. The Company's policy is to expense legal defense costs related to such matters as incurred. These costs are recorded within Selling, general and administrative expenses in the Company's income statement. Any insurance recoveries for litigation settlements and defense costs are recorded when such recoveries are deemed probable and collectability is reasonably assured. Such recoveries are recorded in the same financial statement line as the related costs to which the recoveries relate.
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

CNDT 2025 Annual Report

Refer to Note 7 – Goodwill for further information.
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
The recognition of deferred tax assets requires an assessment to determine the realization of such assets. Management establishes valuation allowances on deferred tax assets when it is determined “more-likely-than-not” that some portion or all the deferred tax assets may not be realized. Management considers positive and negative evidence in evaluating the ability of the Company to realize its deferred tax assets, including its historical results and forecasts of future ability to realize its deferred tax assets, including projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("Tax Reform"). The Tax Reform includes a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by the Company’s foreign subsidiaries. The Company elected to treat the tax on GILTI as a period cost when incurred and therefore, no deferred taxes for GILTI were recognized for the year ended December 31, 2025.
Refer to Note 14 – Income Taxes for further discussion.
Share Repurchase Program
On May 16, 2023, the Board of Directors authorized a share repurchase program, granting approval for the Company to repurchase up to $75 million of its common stock over the next three years (the "2023 Repurchase Plan"). This 2023 Repurchase Plan was completed in September 2024.
On May 20, 2025, the Board of Directors authorized a new share repurchase program, granting approval for the Company to repurchase up to $50 million of its common stock over the next three years (the "2025 Repurchase Plan").
The Company had or has the discretion to repurchase shares periodically through open market transactions and may include Rule 10b5-1 trading plans under both the 2023 Repurchase Plan and the 2025 Repurchase Plan.
Neither the 2023 Repurchase Plan nor the 2025 Repurchase Plan obligated the Company to acquire a specific number of shares and both programs were or can be modified, suspended or discontinued at any time at the Company’s discretion without prior notice.
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

CNDT 2025 Annual Report

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
In May 2023, the Company signed a new customer contract with the State of Victoria, Australia to provide the next generation of the state's public transport ticketing system. As a result, the Company and Convergint Australia Pty Ltd (“Convergint”) entered into a shareholder agreement to form Conduent Victoria Ticketing System Pty Ltd (“Conduent Victoria”). The Company held an 80% equity investment in Conduent Victoria and the remaining 20% was owned by Convergint. During 2025, the Company repurchased the interest held by the minority partner for $5 million and Conduent Victoria became a wholly-owned subsidiary of the Company.
Prior to its repurchase by the Company, noncontrolling interest in Conduent Victoria was not material to the Company's Consolidated Statements of Income (Loss) or Consolidated Statements of Comprehensive Income (Loss) for any of the periods presented. Therefore, the Company did not present any separate disclosures for such noncontrolling interest in those statements.
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
Once the Company determines the performance obligations, the Company determines the transaction price, which is based on fixed and/or variable consideration. Typical forms of variable consideration include variable pricing based on the number of transactions processed or usage-based pricing arrangements. Variable consideration is also present in the form of volume discounts, tiered and declining pricing, penalties for service level agreements, performance bonuses and credits. In circumstances where the Company meets certain requirements to allocate variable consideration to a distinct service within a series of related services, it allocates variable consideration to

CNDT 2025 Annual Report

each distinct period of service within the series. In limited circumstances, if the Company does not meet those requirements, it includes an estimate of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. For contracts with multiple performance obligations, the transaction price is allocated to separate performance obligations on a relative standalone selling price basis. The Company generally determines standalone selling prices based on the prices charged to customers or by using expected cost plus a reasonable margin.
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
Refer to Note 2 – Revenue for further discussion.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental costs related to obtaining customer contracts. These costs are recorded as Deferred contract costs, net. The judgments made in determining the costs to be capitalized include whether the commissions are incremental and directly related to a successful acquisition of a customer contract. Capitalized costs are amortized within Depreciation and amortization over the term of the contract or the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Sales commissions are expensed as incurred if the amortization period is one year or less. In addition, the Company may provide inducement payments to secure customer contracts. These inducement payments are capitalized and amortized as a reduction of revenue over the term of the customer contract.
The Company also capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs primarily consist of set-up and transition activities and are included in Deferred contract costs, net. Contract fulfillment costs are amortized within Depreciation and amortization on a systematic basis over the expected period of benefit as the Company satisfies its performance obligations by transferring services to the customer.

CNDT 2025 Annual Report

Deferred contract costs are reviewed for recoverability annually or whenever an event occurs that indicates that the capitalized contract costs may no longer be recoverable.
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
Integrated Digital Solutions: The Company drives efficiencies for clients with more digitized processes across the customer and document lifecycle through automation, data analytics and AI-powered solutions. This helps to shorten decision-making time on items like claims and applications while lowering costs, reducing manual effort, improving data accuracy, providing omnichannel communications and enhancing the overall customer experience. The Company's solutions span: document and claims processing; health plan administration; scanning and digitization of mailrooms, data and documents; omnichannel digital and physical communications, including print and mail and solutions focused specifically in the pharmaceutical and banking industries.
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
Government Services Solutions: The Company is a leader in government payment disbursements for federally sponsored programs including benefit card programs and payment card programs. Benefit card programs are closed loop solutions that support Supplemental Nutrition Assistance Program, Temporary Assistance for Needy Families and Women, Infants and Children. Payment card programs are open loop solutions that support child support and Unemployment Insurance. The Company also offers a broad set of child support services predominately to State Disbursement Units, including processing and distributing payments, child support payment cards, childcare credentialing and case management, among others, to help states comply with federal standards.
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

CNDT 2025 Annual Report

Commercial Vehicles: The Company provides computer-aided dispatch/automatic vehicle location technology to help clients manage their fleet operations.
In 2025, the Company updated the presentation of disaggregated revenue by major service offering within the Commercial segment. This change had no impact on disaggregated revenue by reportable segment or the timing of revenue recognition. All prior periods presented have been revised to reflect this change.
The following table provides information about disaggregated revenue by major service offering and reportable segment and the timing of revenue recognition. Refer to Note 3 – Segment Reporting for additional information on the Company's reportable segments.

	Year Ended December 31,
(in millions)	2025	2024	2023
Commercial:
Customer Experience Management	$515	$549	$617
BPaaS	465	506	521
Integrated Digital Solutions	531	551	530
Total Commercial	1,511	1,606	1,668
Government:
Government Healthcare Solutions	532	551	605
Government Services Solutions	390	433	489
Total Government	922	984	1,094
Transportation:
Road Usage Charging & Management Solutions	238	244	317
Transit Solutions	371	341	233
Commercial Vehicles	—	1	8
Total Transportation	609	586	558
Other:
Divestitures	—	180	402
Total Consolidated Revenue	$3,042	$3,356	$3,722

Timing of Revenue Recognition:
Point in time	$113	$106	$107
Over time	2,929	3,250	3,615
Total Revenue	$3,042	$3,356	$3,722

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
The following table provides information about significant movements in contract assets (current and long-term):

(in millions)	December 31, 2025	December 31, 2024
Beginning balance	$135	$190
Additional contract assets recognized	199	139
Billed and transferred to Accounts receivable and other	(206)	(194)
Ending balance(1)	$128	$135
___
(1) Of which $6 million and $3 million are included in Other long-term assets as of December 31, 2025 and 2024, respectively.

CNDT 2025 Annual Report

The following table provides information about significant movements in contract liability balances (current and long-term):

(in millions)	December 31, 2025	December 31, 2024
Beginning balance	$155	$146
Additional deferral of income	207	276
Revenue recognized related to deferral of income(1)	(219)	(267)
Ending balance(2)	$143	$155
___
(1) Of which $94 million and $92 million were recognized during the years ended December 31, 2025 and 2024, respectively, that related to the Company's contract liabilities as of December 31, 2024 and 2023, respectively.
(2) Of which $69 million and $52 million are included in Long-term contract liabilities as of December 31, 2025 and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at December 31, 2025, was approximately $1.3 billion. The Company expects to recognize approximately 75% of this revenue over the next 2 years and the remainder thereafter.
Costs to Obtain and Fulfill a Contract
The following table shows the net book value of the capitalized costs to obtain and fulfill a contract:

(in millions)	December 31, 2025	December 31, 2024
Costs to obtain a contract	$18	$19
Costs to fulfill a contract	105	99
The amortization of costs incurred to obtain and fulfill a contract, excluding contract inducements, for the years ended December 31, 2025, 2024 and 2023 were $53 million, $40 million and $40 million, respectively. The balances at December 31, 2025 and 2024 are expected to be amortized over a weighted average remaining life of approximately 4 and 3 years, respectively.
The expected amortization expense for the next five years and thereafter for the costs to obtain and fulfill a contract is as follows (in millions):

2026	2027	2028	2029	2030	Thereafter
$41	$27	$15	$10	$5	$25
The net book value of contract inducement costs was $5 million and $8 million as of December 31, 2025 and 2024, respectively. The net book value of costs to obtain and fulfill a contract are referred to as Deferred contract costs, net on the Company's Consolidated Balance Sheets.
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
Divestitures includes the results of the Company's BenefitWallet Portfolio, Curbside Management and Public Safety Solutions businesses and Casualty Claims business, each of which was divested in 2024. Refer to Note 4 – Divestitures for additional information.
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

CNDT 2025 Annual Report

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
•Government: The Government segment provides government-centric business process services and solutions to U.S. federal, state, local and foreign governments for public assistance, healthcare program administration, transaction processing, eligibility and enrollment processing, payment services and case management. In this segment, the Company helps governments respond to changing rules for eligibility and keep pace with increasing citizen expectations, modernize legacy technology systems, combat benefits fraud and adapt to an evolving regulatory environment.
•Transportation: The Transportation segment provides government agencies and transportation authorities around the world with systems, support, and revenue-generating solutions serving toll and fare collections as well as mobility and digital payments that help streamline operations and increase revenue to government transportation agencies. With an expanded focus on sustainability and enhancing the quality of life for citizens and communities around the world, the Company's solutions help reduce congestion and greenhouse emissions, while creating seamless travel experiences for consumers throughout transportation ecosystems.

CNDT 2025 Annual Report

The following table presents revenues, expenses and segment profit (loss) for the Company's reportable segments:

	Year Ended December 31,
(in millions)	Commercial	Government	Transportation	Total(1)
2025
Segment revenue	$1,511	$922	$609	$3,042

Expenses
Wages and benefits	$1,002	$383	$251	$1,636
Services and supplies	202	243	288	733
Rent lease and maintenance expense	149	69	48	266
Other operating expense	5	7	5	17
Depreciation and amortization expense	87	45	29	161
Segment expenses	$1,445	$747	$621	$2,813

Segment profit (loss)	$66	$175	$(12)	$229

2024
Segment Revenue	$1,606	$984	$586	$3,176

Expenses
Wages and benefits	$1,081	$420	$256	$1,757
Services and supplies	212	282	279	773
Rent lease and maintenance expense	145	66	46	257
Other operating expense	1	6	6	13
Depreciation and amortization expense	90	44	24	158
Segment expenses	$1,529	$818	$611	$2,958

Segment profit (loss)	$77	$166	$(25)	$218

2023
Segment Revenue	$1,668	$1,094	$558	$3,320

Expenses
Wages and benefits	$1,132	$411	$247	$1,790
Services and supplies	224	284	242	750
Rent lease and maintenance expense	140	65	43	248
Other operating expense	8	9	10	27
Depreciation and amortization expense	128	41	23	192
Segment expenses	$1,632	$810	$565	$3,007

Segment profit (loss)	$36	$284	$(7)	$313
__________
(1)    Total excludes Divestitures and Unallocated Costs.

CNDT 2025 Annual Report

Other operating expense shown above is primarily comprised of third-party legal fees and other miscellaneous expenses.
The following is a reconciliation of Segment profit (loss) to Income (loss) before income taxes:

	Year Ended December 31,
(in millions)	2025	2024	2023
Segment Profit (Loss)	$229	$218	$313

Reconciling items:
Divestitures profit(1)	—	35	103
Unallocated costs(2)	(285)	(287)	(304)
Amortization of acquired intangible assets	(2)	(5)	(7)
Restructuring and related costs	(35)	(46)	(62)
Interest expense	(48)	(75)	(111)
Loss on extinguishment of debt	(1)	(8)	—
Goodwill impairment	—	(28)	(287)
Gain (loss) on divestitures and transaction costs, net	(11)	696	(10)
Litigation (settlements) recoveries, net	1	(9)	30
Other income (expenses), net	(8)	13	3
Income (Loss) Before Income Taxes	$(160)	$504	$(332)
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
No sales to an individual customer accounted for more than 10% of revenue for the years ended December 31, 2025, 2024 or 2023. Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for each of the years ended December 31:

	Revenues			Long-Lived Assets (1)
(in millions)	2025	2024	2023	2025	2024
United States	$2,545	$2,887	$3,328	$351	$386
Europe	298	291	314	30	31
Other areas	199	178	80	92	98
Total Revenues and Long-Lived Assets	$3,042	$3,356	$3,722	$473	$515
__________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Internal use software, net, (iii) Product software, net and (iv) Operating lease right-of-use assets.

Note 4 – Divestitures
Divestiture of Casualty Claims Solutions Business
On September 1, 2024, the Company completed the sale of its Casualty Claims Solutions business (collectively referred to as the "Casualty Disposal Group") to MedRisk. The Company received $224 million of cash consideration for this divestiture. In 2024, the Company recorded a gain on the sale of $194 million, which is recorded in Gain (loss) on divestitures and transaction costs, net. Additionally, the Company recorded $33 million of income tax expense related to this divestiture. The revenue generated by the Casualty Disposal Group was $100 million and $146 million for the years ended December 31, 2024 and 2023, respectively.
Divestiture of Curbside Management and Public Safety Solutions Businesses
On April 30, 2024, Conduent completed the sale of its Curbside Management and Public Safety Solutions businesses (collectively referred to as the "Curbside Disposal Group") to Modaxo, a division of Constellation Software Inc. The Company received $181 million of cash consideration and a $50 million non-interest bearing note payable to the Company that was due and paid on April 30, 2025. Additionally, the Company received

CNDT 2025 Annual Report

reimbursement for payments made by the Company related to finance lease liabilities and related costs and the reimbursement for the purchase of certain equipment made by the Company on the buyer's behalf. In 2024, the Company recorded a gain on the sale of $103 million, which is recorded in Gain (loss) on divestitures and transaction costs, net. The Company recorded $28 million of income tax expense in connection with the divestiture. The revenue generated by the Curbside Disposal Group was $50 million and $137 million for the years ended December 31, 2024 and 2023, respectively.
Transfer of BenefitWallet Portfolio
In September 2023, the Company entered into a Custodial Transfer and Asset Purchase Agreement to transfer its BenefitWallet health savings account and medical savings account portfolio (collectively, the "BenefitWallet Portfolio") to HealthEquity, Inc. The transfer of the BenefitWallet Portfolio closed in multiple tranches from March to May 2024 and the Company received aggregate cash consideration of $425 million as the tranches closed. The Company recorded a gain on the transfer of $425 million, which is recorded in Gain (loss) on divestitures and transaction costs, net. The Company recorded $102 million of income tax expense in connection with the transfer of the BenefitWallet Portfolio. The revenue generated by the BenefitWallet Portfolio was $30 million and $118 million for the years ended December 31, 2024 and 2023, respectively.
Note 5 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net was as follows:

	Estimated Useful Lives	December 31,
(in millions except as noted)	(Years)	2025	2024
Land		$1	$1
Building and building equipment	25 to 50	5	6
Leasehold improvements	Varies	223	214
IT, other equipment and office furniture	3 to 15	907	831
Other	4 to 20	2	2
Construction in progress		13	12
Subtotal		1,151	1,066
Accumulated depreciation		(970)	(899)
Land, Buildings and Equipment, Net		$181	$167
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $73 million, $80 million and $102 million, respectively.

CNDT 2025 Annual Report

Internal Use and Product Software
Internal use and Product software are included in Other long-term assets on the Company's Consolidated Balance Sheets. Additions to Internal use and Product software as well as year-end balances for these assets were as follows:

(in millions)	Year Ended December 31,
Additions to:	2025	2024	2023
Internal use software	$22	$28	$42
Product software	23	14	21

	December 31,
(in millions)	2025	2024
Internal use software, at cost	$545	$528
Accumulated amortization	(453)	(421)
Internal use software, net	$92	$107

Product software, at cost	$243	$226
Accumulated amortization	(178)	(154)
Product software, net	$65	$72

The useful lives of the Company's Internal use software and enhancements range from one to five years. Product software is amortized over the shorter of: (i) four years; (ii) the expected economic life of the product; or (iii) the term of the associated customer contract. Amortization expense for Internal use and Product software for the years ended December 31, 2025, 2024 and 2023 was $67 million, $79 million and $114 million, respectively. The 2023 amount includes the write-off of capitalized software costs totaling $25 million, stemming from management’s decision to abandon an internal use software project and a decision by a customer to not implement a product software solution.
Note 6 - Leases
The Company has entered non-cancelable operating and finance leases primarily for office space and equipment with lease terms that range from less than one year to 11 years.
The components of lease costs were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Finance Lease Costs:
Amortization of right of use assets	$16	$12	$12
Interest on lease liabilities	4	3	2
Total Finance Lease Costs	$20	$15	$14
Operating lease costs:
Base rent	$58	$67	$75
Short-term lease costs	1	1	2
Variable lease costs(1)	19	21	23
Sublease income	(1)	(1)	—
Total Operating Lease Costs	$77	$88	$100
__________
(1)Primarily related to taxes, insurance and common area and other maintenance costs for real estate leases.

CNDT 2025 Annual Report

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69	$75	$83
Operating cash flows from finance leases	4	2	3
Total Cash Flow from Operating Activities	$73	$77	$86

Financing cash flow from finance leases	$13	$17	$16

Supplemental non-cash information on right of use assets obtained in exchange for new lease obligations:
Operating leases	$19	$41	$70
Finance leases	$35	$19	$21

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2025	2024
Operating lease assets:
Operating lease right-of-use assets	$136	$169
Operating lease liabilities:
Other current liabilities	52	52
Operating lease liabilities	102	138
Total Operating Lease Liabilities	$154	$190

Finance lease assets:
Land, buildings and equipment, net	$54	$37
Finance lease liabilities:
Current portion of long-term debt	13	8
Long-term debt	36	18
Total Finance Lease Liabilities	$49	$26
The weighted average discount rates and weighted average remaining lease terms for operating and finance leases as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average discount rates	8.6%	8.1%	8.4%	8.7%
Weighted average remaining lease term (in years)	4	4	4	4

CNDT 2025 Annual Report

Maturities of operating and finance lease liabilities as of December 31, 2025 were as follows:

	December 31, 2025
(in millions)	Operating Lease Payments	Finance Lease Payments
2026	$61	$16
2027	50	15
2028	28	15
2029	18	9
2030	11	2
Thereafter	14	—
Total undiscounted lease payments	182	57
Less imputed interest	28	8
Present value of lease liabilities	$154	$49

As of December 31, 2025, the Company entered into additional operating lease agreements for equipment for $6 million, real estate for $19 million and finance leases for equipment for $16 million which have not commenced and have not been recognized on the Company's Consolidated Balance Sheets. These leases are expected to commence in 2026 and 2027 with average lease terms of 4, 9 and 5 years, respectively.
Note 7 - Goodwill
Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

(in millions)	Commercial	Government	Transportation	Total
Balance at December 31, 2023	$—	$623	$28	$651
Foreign currency translation	—	(14)	—	(14)
Impairment	—	—	(28)	(28)
Balance at December 31, 2024	$—	$609	$—	$609
Foreign currency translation	—	8	—	8
Impairment	—	—	—	—
Balance at December 31, 2025	$—	$617	$—	$617

Gross goodwill	$2,198	$1,371	$608	$4,177
Accumulated impairment	(2,198)	(754)	(608)	(3,560)
Balance at December 31, 2025	$—	$617	$—	$617
2025 Impairment Testing
The Company performed its annual goodwill impairment test as of October 1, 2025 for the Government reporting unit. This testing did not identify any goodwill impairment for the Government reporting unit and, accordingly, no impairment charge was recorded.
2024 Impairment Testing and Impairment Charge
As part of its 2024 annual goodwill impairment testing, the Company identified a $28 million goodwill impairment for the Transportation reporting unit, which was primarily due to a reduction in projected cash flows from new customer contract signings and increased delivery costs. This represented a full impairment of goodwill for the Transportation reporting unit.
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

CNDT 2025 Annual Report

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
Note 8 – Restructuring Programs and Related Costs
The Company engages in a series of restructuring programs related to downsizing its employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce its cost structure and improve productivity. The implementation of the Company's operational efficiency improvement initiatives has reduced the Company's real estate footprint across all geographies and segments resulting in lease right-of-use asset impairments and other related costs. Although the current program is substantially complete, management continues to evaluate the Company's businesses, and in the future, there may be additional provisions for new plan initiatives and/or changes in previously recorded estimates as payments are made, or actions are completed. Costs associated with restructuring are generally recognized when it has been determined that a liability has been incurred, upon communication to the affected employees or exit from the leased facility.
A summary of the Company's restructuring program activity in the table below for years ended December 31, 2025 and 2024 includes:
•Severance and related costs - employee termination costs, which include severance, retraining and other related contractual benefits;
•Contract termination and other costs - incremental, non-recurring costs related to the consolidation of the Company's data centers, costs associated with bringing certain technology functions in-house, costs related to the discontinuation of software service contracts and non-lease costs associated with exited lease facilities; and
•Asset impairments - non-cash impairments of operating lease right-of-use ("ROU") assets and associated leasehold improvements related to the reduction of the Company's real estate footprint.

(in millions)	Severance and Related Costs	Contract Termination and Other Costs	Asset Impairments	Total
Balance at December 31, 2023	$9	$1	$—	$10
Provision	22	19	6	47
Changes in estimates	(1)	—	—	(1)
Total Net Current Period Charges(1)	21	19	6	46
Charges against reserve and currency	(17)	(18)	(6)	(41)
Balance at December 31, 2024	$13	$2	$—	$15
Provision	18	12	5	35
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	18	12	5	35
Charges against reserve and currency	(26)	(11)	(5)	(42)
Balance at December 31, 2025	$5	$3	$—	$8
__________
(1)Represents amounts recognized within the Consolidated Statements of Income (Loss) for the years shown
No restructuring and related costs are allocated to the segments.

CNDT 2025 Annual Report

Note 9 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

	December 31,
(in millions)	2025	2024
Other Current Assets
Prepaid expenses	$87	$77
Income taxes receivable	12	11
Value-added tax receivable	8	7
Restricted cash	10	11
Net receivables from buyers of divested businesses	1	52
Other	95	103
Total Other Current Assets	$213	$261
Other Current Liabilities
Accrued liabilities to vendors	$147	$156
Litigation related accruals	—	8
Current operating lease liabilities	52	52
Restructuring liabilities	8	15
Income tax payable	5	3
Other taxes payable	17	16
Accrued interest	5	5
Direct response costs - cyber event liabilities	8	—
Other	28	35
Total Other Current Liabilities	$270	$290
Other Long-term Assets
Internal use software, net	$92	$107
Intangible assets, net	12	14
Product software, net	65	72
Deferred tax assets	24	23
Other	73	60
Total Other Long-term Assets	$266	$276
Other Long-term Liabilities
Income tax liabilities	$14	$18
Contract liabilities	69	52
Other	20	23
Total Other Long-term Liabilities	$103	$93
Note 10 – Debt
The Company classifies its debt based on the contractual maturity dates of the underlying debt instruments. The Company defers costs associated with debt issuance over the applicable term. These costs are amortized as interest expense in the Consolidated Statements of Income (Loss).

CNDT 2025 Annual Report

Long-term debt was as follows:

		December 31,
(in millions)	Weighted Average Interest Rates at December 31, 2025(1)	2025	2024
Revolving credit facility	6.58%	$109	$—
Term loan A due 2026	n/a	—	88
Senior notes due 2029	6.20%	520	520
Finance lease obligations	8.13%	49	26
Other	5.45%	13	12
Principal Debt Balance		$691	$646
Debt issuance costs and unamortized discounts		(4)	(7)
Less: current maturities		(22)	(24)
Total Long-term Debt		$665	$615
 ____________
(1)Represents weighted average effective interest rate which includes the effect of discounts and debt issuance costs on issued debt.

At December 31, 2025, the Company was in compliance with all debt covenants related to the borrowings in the table above.
Scheduled principal payments due on long-term debt for the next five years (in millions) were as follows:

2026	2027	2028	2029	2030	Thereafter	Total
$22	$13	$124	$530	$2	$—	$691
2021 Credit Facilities
On October 15, 2021, the Company refinanced its previously outstanding credit facilities by entering into a new senior secured credit agreement among the Company, its subsidiaries Conduent Business Services, LLC ("CBS"), Conduent State & Local Solutions, Inc. ("CSLS") and Affiliated Computer Services International B.V., the lenders party thereto and Bank of America, N.A., as the administrative agent ("Credit Agreement"). The Credit Agreement contains senior secured credit facilities ("Senior Credit Facilities") consisting of:
(i)    Senior Secured Term Loan A ("Term Loan A") with an aggregate principal amount of $265 million, which was paid off in connection with the "2025 Credit Agreement" described below;
(ii)    Senior Secured Term Loan B ("Term Loan B") with an aggregate principal amount of $515 million, the previously outstanding balance of which was paid off in 2024; and
(iii)    Senior Revolving Credit Facility maturing in 2026, which was amended and replaced by the "2025 Credit Agreement" described below.
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
Interest is payable semi-annually. Prior to November 1, 2024, the Issuers could redeem the Senior Notes, in whole or in part, at a price equal to the principal amount of the Senior Notes, plus a make-whole premium plus accrued and unpaid interest. The Issuers can redeem the Senior Notes, in whole or in part, at any time on or after November 1, 2024, at the redemption prices specified in the Indenture governing the Senior Notes, plus accrued and unpaid interest, if any, up to but excluding the redemption date. In addition, the Company may be required to make an offer to purchase the notes upon the sale of certain assets and upon a change of control. No Senior Notes were redeemed in 2025 or 2024.
2025 Credit Agreement
On August 26, 2025, the Company (as the parent guarantor), the Borrowers, the other guarantors party thereto, the Administrative Agent and the lenders and letter of credit issuers party thereto, entered into an amendment to the 2021 Credit Agreement (“Amendment No. 3” and the 2021 Credit Agreement as amended by Amendment No. 3, the

CNDT 2025 Annual Report

“2025 Credit Agreement”) to amend the terms of the 2021 Credit Agreement, to, among other things, (i) prepay in full the Term Loan A outstanding under the 2021 Credit Agreement utilizing funds from the Revolving Credit Facility (as defined below), (ii) reduce the amount of the revolving credit facility to $357 million, of which $187 million will mature on August 26, 2028 and the remaining $170 million will continue to mature on October 15, 2026 (as amended, the “Revolving Credit Facility”), (iii) add a new performance letter of credit facility in the amount of approximately $93 million (the “Performance Letter of Credit Facility” and together with the Revolving Credit Facility, the “2025 Credit Facilities”), which will mature on August 26, 2028 and (iv) make certain other changes to the 2021 Credit Agreement as set forth in Amendment No. 3.
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
Issuances of letters of credit under the Performance Letter of Credit Facility bear interest at a rate per annum equal to an applicable margin. The applicable margin for the Performance Letter of Credit Facility ranges from 1.05% to 1.80% per annum, depending on certain leverage ratios.
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
The 2025 Credit Agreement contains certain customary affirmative and negative covenants, restrictions, prepayment terms and events of default. It requires the consolidated first lien net leverage ratio to not exceed 4.50 to 1.00 and a fixed charge coverage ratio of greater than or equal to 2.50 to 1.00. If an event of default occurs, the lenders under the 2025 Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the 2025 Credit Agreement and all actions permitted to be taken by secured creditors under applicable law.
As of December 31, 2025, the Company had $109 million outstanding borrowings under its Revolving Credit Facility. The Company utilized $25 million of the Revolving Credit Facility to issue letters of credit as of December 31, 2025. Additionally, the Company utilized $81 million of the Performance Letter of Credit Facility to issue performance letters of credit as of December 31, 2025. The remaining unused capacity, reflecting total borrowing facility size minus outstanding borrowings and letters of credit, under the Revolving Credit Facility and the Performance Letter of Credit Facility was $223 million and $12 million, respectively, as of December 31, 2025.
In connection with the voluntary repayment of the Term Loan A, the Company wrote-off related debt issuance costs of $1 million, which is included in Loss on extinguishment of debt in the Condensed Consolidated Statements of Income (Loss) for the year ended December 31, 2025. In connection with voluntary prepayments of the Term Loan B made in 2024, the Company wrote-off related debt issuance costs of $6 million, which is included in Loss on extinguishment of debt in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024.
Interest
Interest paid on short-term and long-term debt amounted to $46 million, $72 million and $106 million for the years ended December 31, 2025, 2024 and 2023, respectively.

CNDT 2025 Annual Report

Interest expense and interest income were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest expense	$48	$75	$111
Interest income(1)	7	23	18
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
Summary of Foreign Exchange Hedging Positions
At December 31, 2025 and 2024, the Company had outstanding forward exchange with gross notional values of $163 million and $203 million, respectively. At December 31, 2025, approximately 71% of these contracts mature within three months, 11% in three to six months, 14% in six to twelve months and 4% in greater than 12 months.
The following is a summary of the primary hedging positions and corresponding fair values:

	December 31, 2025		December 31, 2024
(in millions)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Currencies Hedged (Buy/Sell)
Philippine Peso/U.S. Dollar	$61	$(1)	$67	$(1)
Indian Rupee/U.S. Dollar	55	(1)	55	(1)
Euro/U.S. Dollar	—	—	57	—
Mexican Peso/U.S. Dollar	21	—	—	—
All Other	26	—	24	—
Total Foreign Exchange Hedging	$163	$(2)	$203	$(2)
____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheets.

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

CNDT 2025 Annual Report

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

(in millions)	December 31, 2025	December 31, 2024
Assets:
Foreign exchange contracts - forward	$—	$—
Total Assets	$—	$—
Liabilities:
Foreign exchange contracts - forward	$(2)	$(2)
Total Liabilities	$(2)	$(2)

Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$665	$592	$615	$588
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.
The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2 inputs).
Note 13 – Employee Benefit Plans
Defined Benefit Plans
The Company's remaining benefit obligations and plan assets at December 31, 2025 were $13 million and $0 million, respectively. The Company's benefit obligations and plan assets at December 31, 2024 were $13 million and $0 million, respectively.
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
The Company recorded expenses related to its defined contribution plans of $6 million in 2025, $5 million in 2024 and $11 million in 2023.

CNDT 2025 Annual Report

Note 14 - Income Taxes
Income (loss) before income taxes from continuing operations was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Domestic income (loss)	$(224)	$461	$(349)
Foreign income	64	43	17
Income (loss) before income taxes	$(160)	$504	$(332)
Provision (benefit) for income taxes were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Federal Income Taxes
Current	$3	$45	$6
Deferred	(22)	(5)	(41)
Foreign Income Taxes
Current	25	23	12
Deferred	—	(7)	(2)
State Income Taxes
Current	4	15	—
Deferred	—	7	(11)
Total Provision (Benefit)	$10	$78	$(36)

CNDT 2025 Annual Report

As allowed by the guidance, the Company has prospectively adopted the new accounting guidance on income taxes concerning effective tax rate reconciliations described in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for the year ended December 31, 2025. The reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate for the year ended December 31, 2025 was as follows:

	Year Ended December 31, 2025
($ in millions)	Amount	Percent
U.S. federal statutory income tax rate	$(34)	21.0%
State and local income taxes, net of federal benefit(1)	2	(1.5)%
Foreign tax effects
India
Statutory tax rate difference between India and U.S.	2	(1.4)%
US/India BAPA transfer pricing agreement	3	(2.0)%
Other	—	0.2%
France
Changes in valuation allowance	3	(1.7)%
Return to provision adjustments	(2)	1.3%
Other	1	(0.7)%
Germany
Changes in valuation allowance	2	(1.2)%
Other	—	0.4%
Other or not specified foreign jurisdictions	3	(2.0)%
Tax credits
Research and development tax credits	(6)	4.2%
Work opportunity tax credit	(3)	1.7%
Other	—	(0.1)%
Change in valuation allowance for deferred tax assets	36	(21.8)%
Nontaxable or nondeductible items	2	(1.5)%
Changes in unrecognized tax benefits	1	(0.9)%
Other(2)	—	(0.1)%
Total Provision and Effective Income Tax Rate	$10	(6.1)%
 _______________
(1)    State taxes in Texas and New York made up the majority (greater than 50%) of the tax effect in this category.
(2)    In 2025, the "Other" line includes immaterial reconciling items. As such, the Company believes it is appropriate for these items to remain in "Other".

CNDT 2025 Annual Report

The reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Nondeductible expenses	1.8%	(1.2)%
Change in valuation allowance for deferred tax assets	1.7%	0.8%
State taxes, net of federal benefit	3.6%	3.1%
Tax-exempt income, credits and incentives	(0.8)%	0.8%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	0.1%	(0.4)%
Divestitures	(1.7)%	—%
Internal reorganization	(13.4)%	—%
Impairments(2)	0.9%	(12.2)%
Unrecognized tax benefits	1.7%	0.4%
Audit and other tax adjustments	0.9%	(1.4)%
Other(3)	(0.3)%	(0.2)%
Effective Income Tax Rate	15.5%	10.7%
 _______________
(1)    The “Foreign rate differential adjusted for U.S. taxation of foreign profits” includes the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
(2)    Impairment represents adjustments for the non-deductible component of goodwill in 2024 and 2023.
(3)    In 2024 and 2023, the "Other" line includes immaterial reconciling items. As such, the Company believes it is appropriate for these items to remain in "Other".
The Company has prospectively adopted the new accounting guidance on income taxes concerning income taxes paid by jurisdiction described in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for the year ended December 31, 2025. The schedule of net cash paid (refunds received) for income tax by jurisdiction during the year ended December 31, 2025 was as follows:

(in millions)	Year Ended December 31, 2025
U.S. federal income tax	$1
US state and local income tax	5
Australia	4
India	8
Mexico	3
Peru	2
United Kingdom	2
Other foreign jurisdictions	5
Net cash paid (refunds received) for income tax	$30
On a consolidated basis, the Company paid $44 million and $18 million in combined income taxes to federal, foreign and state jurisdictions during the years ended December 31, 2024 and 2023, respectively.
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

CNDT 2025 Annual Report

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
As of December 31, 2025, the Company had $19 million of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. Of this amount, $17 million is related to the valuation of the Company's foreign operations used in the calculation of the loss on the internal reorganization mentioned above.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2025	2024	2023
Balance at January 1	$19	$10	$12
Additions related to current year	—	17	—
Additions related to prior years positions	1	2	—
Reductions related to prior years positions	(1)	(9)	(1)
Settlements with taxing authorities	—	(1)	(1)
Lapse of Statute of limitations	—	—	—
Balance at December 31	$19	$19	$10

The Company maintains offsetting benefits from other jurisdictions of $1 million, $2 million and $1 million, at December 31, 2025, 2024 and 2023, respectively. The Company recognized interest and penalties accrued on unrecognized tax benefits within income tax expense. The Company had $1 million, $1 million and $2 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2025, 2024 and 2023, respectively. We are subject to federal income tax examinations in the U.S. and to income tax examinations in various states and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations for years before 2022. With limited exceptions, as of December 31, 2025, we are no longer subject to state, local or foreign examinations by tax authorities for years before 2021.
Deferred Income Taxes
The Company is indefinitely reinvested in the undistributed earnings of its foreign subsidiaries with respect to the U.S. These foreign subsidiaries have aggregate cumulative undistributed earnings of $60 million as of December 31, 2025. For years after 2017, current tax law allows for certain earnings to be repatriated free from U.S. Federal taxes. However, the repatriation of earnings could give rise to additional tax liabilities. The Company has not provided for these liabilities. The Company has also not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries. A determination of the unrecognized deferred taxes related to these other components of the Company's outside basis differences is not practicable. The Company has provided for deferred taxes with respect to certain unremitted earnings of foreign subsidiaries that are not indefinitely reinvested between foreign subsidiaries outside of the U.S.

CNDT 2025 Annual Report

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(in millions)	2025	2024
Deferred Tax Assets
Net operating losses and capital loss carryforward	$171	$86
Operating reserves, accruals and deferrals	42	41
Deferred compensation	3	2
Interest expense capitalization	16	11
Settlement reserves	3	5
Operating lease liabilities	37	43
Tax credits	5	10
Capitalized research and experimentation costs	14	24
Compensation related accruals	17	18
Other	2	1
Subtotal	310	241
Valuation allowance	(151)	(95)
Total	$159	$146

Deferred Tax Liabilities
Intangibles and goodwill	$52	$32
Depreciation	47	48
Operating lease right-of-use assets	32	38
Other	23	29
Total	$154	$147

Total Deferred Tax Assets (Liabilities), Net	$5	$(1)
The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $56 million and a decrease of $5 million, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which the Company has concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
At December 31, 2025, the Company had tax credit carryforwards of $5 million available to offset future income taxes, which will expire between 2027 and 2043, if not utilized.
The following table presents the Company's worldwide net operating loss carryforwards ("NOLs") as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in millions)	Gross	Tax Effected	Gross	Tax Effected
U.S Federal NOLs	$310	$65	$2	$—
U.S. State NOLs	509	26	255	13
Foreign NOLs	337	77	303	71
Total	$1,156	$168	$560	$84

CNDT 2025 Annual Report

The Company has $1,156 million of gross net operating loss carryforwards for income tax purposes including $640 million that will expire between 2026 and 2045, if not utilized, and $516 million available to offset future taxable income indefinitely. The Company had $8 million of foreign capital losses available to offset future capital gains income indefinitely. The Company does not expect to receive a tax benefit for the majority of the NOLs presented above, as valuation allowances have been recorded against most of the state and foreign NOLs and capital losses.
Note 15 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of December 31, 2025. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's Consolidated Financial position or liquidity. As of December 31, 2025, the Company had accrued its estimate of liability incurred under its indemnification arrangements and guarantees.
Litigation Against the Company
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs Skyview Capital LLC and Continuum Global Solutions LLC (collectively "Skyview") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Conduent Business Services, LLC ("CBS"), a wholly-owned subsidiary of the Company. The lawsuit relates to the sale of a portion of CBS's select standalone customer care call center business to plaintiffs, which sale closed in February 2019. Under the terms of the sale agreement, CBS received approximately $23 million of promissory notes from plaintiffs (the "Notes"). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breaches of representations and warranties; indemnification for breaches of covenants; and fraud. Plaintiffs alleged that their obligation to mitigate damages and their contractual right of set-off permitted them to withhold and deduct from any amounts that are owed to CBS under the Notes, and plaintiffs sought a judgment that they had no obligation to pay the Notes. On August 20, 2020, CBS filed counterclaims against Skyview seeking the outstanding balance on the Notes, the amounts owed for operating certain Jamaica-based call centers on plaintiffs' behalf pending closing (the "Jamaica Deferred Closing"), other obligations under a transition services agreement and its amendments (the "TSAs"), and late rent payment obligations. CBS also moved to dismiss Skyview’s claims in 2020. In May 2021, the court denied the motion to dismiss and allowed Skyview's claims to proceed. Fact and expert discovery concluded and the parties filed summary judgment motions in July 2023. On December 8, 2023, the court rendered its decision on the parties’ cross-motions for summary judgment, finding there were certain material issues of fact that required trial on Skyview's fraud claim, and also entering partial summary judgment for each side. On January 5, 2024, CBS filed a notice of appeal with the New York Supreme Court, Appellate Division, First Department ("Appellate

CNDT 2025 Annual Report

Division") with respect to the portion of the ruling that did not grant CBS's summary judgment motion in its entirety and that granted certain limited relief in favor of Skyview. On January 23, 2024, Skyview filed its own notice of appeal, challenging the decision granting summary judgment on certain of CBS’s counterclaims.
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
In May 2025, the Appellate Division heard arguments on the parties’ 2024 cross-appeals and issued a ruling in June 2025, finding predominantly in CBS’s favor. Specifically, the Appellate Division reversed the trial court’s denial of summary judgment as to Skyview’s fraud claim and dismissed such claim in its entirety (along with Skyview’s request for punitive damages). In addition, the Appellate Division reversed the grant of summary judgment to Skyview on its breach of contract claim, finding there to be issues of fact for trial. No trial date has yet been set. With respect to CBS’s counterclaims, the Appellate Division (i) affirmed the grant of summary judgment on the counterclaims concerning the TSAs and late rent payment amounts and (ii) instructed the trial court to adjudicate the final amount owed by Skyview to CBS on the Jamaica Deferred Closing counterclaim. The Appellate Division further found that the maximum amount that Skyview would have been entitled to set off against its liability on the Notes was $5 million (the contractual indemnification limit set forth in the sale agreement).
The trial court accordingly entered judgment on the TSA and late rent payment counterclaims on June 23, 2025, with final entry by the County Clerk on August 20, 2025.
On July 3, 2025, Skyview filed a motion to reargue the Appellate Division’s decision and, alternatively, for leave to appeal to the New York Court of Appeals. This motion was denied on September 4, 2025. Conduent is in the process of seeking to collect on the outstanding judgment and will continue to pursue the amount owed by Skyview to CBS on the Jamaica Deferred Closing counterclaim. No trial date has yet been set.
CBS continues to deny all of plaintiffs' allegations, believes that it has strong defenses to all plaintiffs’ claims, and will continue to defend the litigation vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimates of the possible outcome or loss, if any, in excess of currently recorded reserves.
In re: Conduent Business Services Data Breach Litigation
The Company and CBS (collectively, “Conduent”) are parties to several lawsuits in the U.S. asserted by or on behalf of individuals who allegedly received a notification letter that their personal information may have been affected by the January 2025 Cyber Event. Most of these lawsuits have been consolidated into one single action in the U.S. District Court, District of New Jersey. Conduent continues to work on consolidating these lawsuits and responding accordingly. Conduent denies plaintiffs' allegations, believes that it has strong defenses to plaintiffs’ claims, and will continue to defend the litigations vigorously. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimates of the possible outcome or loss, if any.
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

CNDT 2025 Annual Report

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
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of December 31, 2025, the Company had $555 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $130 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for

CNDT 2025 Annual Report

these guarantees in the event of default in the Company's performance of its obligations under each contract. The Company believes it has sufficient capacity in the surety markets and liquidity from its cash flow and its various credit arrangements to allow it to respond to future requests for proposals that require such credit support.
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
Note 17 – Shareholders’ Equity
Preferred Stock
As of December 31, 2025, the Company had one class of preferred stock outstanding. Refer to Note 16 – Preferred Stock for further information. The Company is authorized to issue approximately 100 million shares of convertible preferred stock at $0.01 par value per share.
Common Stock
The Company has 1 billion authorized shares of common stock at $0.01 par value per share. At December 31, 2025, 19.5 million shares were reserved for issuance under the Company's incentive compensation plans and 5.4 million shares were reserved for conversion of the Series A convertible preferred stock.
Stock Compensation Plans
Certain of the Company's employees participate in a long-term incentive plan. The Company's long-term incentive plan authorizes the issuance of restricted stock units / shares and performance stock units / share to employees. Stock-based compensation expense includes expense based on the awards and terms previously granted to the employees.
Stock-based compensation expense was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Stock-based compensation expense, pre-tax	$19	$19	$19
Income tax benefit recognized in earnings	3	4	4

Restricted Stock Units / Shares ("RSUs"): Compensation expense is based upon the grant date market price. The compensation expense is recorded over the vesting period based on management's estimate of the number of shares expected to vest. The Company’s RSU awards typically vest in three separate and equal tranches over a 2.75 year period. Each tranche vests annually, at December 31, following the date of grant.

CNDT 2025 Annual Report

In 2025, the Company issued 287,000 Deferred Stock Units ("DSU") to non-employee members of the Board of Directors. DSU awards typically vest in accordance with certain service conditions.
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
•PSUs that vest contingent upon the increase of Conduent’s stock price to certain levels over a 2.75 years period from the date of grant. The number of shares eligible to vest may be adjusted upward or downward by 50% based on total shareholder return, which measures the Company’s stock performance relative to the stock performance of the Company’s proxy peers over the measurement period. These PSUs also have a service requirement that must be met for them to vest. The fair value of these PSUs is based upon a Monte Carlo simulation, which uses assumptions about the risk free rate and volatility of the Company's stock price at the date of grant. Compensation expense is recognized over the vesting period based on management's estimate of the number of shares expected to vest. The PSUs granted in 2022 were canceled at December 31, 2024 as the performance measures were not met.
•In 2025, for certain senior executives, the Company changed its Annual Performance Incentive Plan (“APIP”) cash incentive by awarding a portion of the incentive in PSUs. These shares vest contingent upon: (i) the achievement of the specified 2025 APIP financial performance criteria, and (ii) the meeting of service criteria. The plan participants cannot earn additional shares if APIP performance achievement exceeds 100% of the stated targets. Rather, any overachievement is paid in cash. The fair value of these PSUs is based upon the market price of Conduent’s common stock on the date of the grant, June 1, 2025. Compensation expense is recognized over the vesting period, which is 22 months from the date of grant, based on management’s estimate of the number of shares expected to vest.
Summary of Stock-based Compensation Activity

	2025		2024		2023
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units / Shares
Outstanding at January 1	4,387	$3.67	5,031	$4.02	3,165	$5.39
Granted	4,334	2.77	3,912	3.36	5,418	3.51
Vested	(3,347)	3.22	(3,498)	3.87	(3,103)	4.49
Canceled	(1,077)	3.03	(1,058)	3.53	(449)	4.26
Outstanding at December 31	4,297	3.27	4,387	3.67	5,031	4.02

Performance Stock Units / Shares
Outstanding at January 1	5,947	$3.28	5,013	$3.97	3,097	$5.16
Granted	7,503	2.37	3,848	3.29	3,052	3.27
Vested	—	—	—	—	(49)	1.39
Canceled	(1,528)	2.81	(2,914)	4.47	(1,087)	5.52
Outstanding at December 31	11,922	2.77	5,947	3.28	5,013	3.97

CNDT 2025 Annual Report

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2025 was as follows (in millions):

Awards	Unrecognized Compensation	Remaining Weighted-Average Expense Period (Years)
Restricted Stock Units / Shares	$7	1.7
Performance Stock Units / Shares	8	1.4
Total	$15
The aggregate intrinsic value of outstanding RSUs and PSUs awards were as follows (in millions):

Awards	December 31, 2025
Restricted Stock Units / Shares	$8
Performance Stock Units / Shares	23
The total intrinsic value and actual tax benefit realized for vested stock-based awards were as follows:

(in millions)	December 31, 2025			December 31, 2024			December 31, 2023
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units / Shares	$7	$—	$1	$14	$—	$1	$11	$—	$2
Performance Stock Units / Shares	—	—	—	—	—	—	—	—	—
Note 18 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2025		2024		2023
(in millions)	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Currency Translation
Currency translation adjustments, net	$34	$34	$(37)	$(37)	$31	$31
Translation adjustments gains (losses)	$34	$34	$(37)	$(37)	$31	$31
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	$(1)	$(1)	$(1)	$(1)	$1	$1
Net Unrealized Gains (Losses)	$(1)	$(1)	$(1)	$(1)	$1	$1

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	$2	$2	$1	$1	$(1)	(1)
Changes in Defined Benefit Plans Gains (Losses)	$2	$2	$1	$1	$(1)	$(1)

Other Comprehensive Income (Loss)	$35	$35	$(37)	$(37)	$31	$31
Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

CNDT 2025 Annual Report

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2022	$(472)	$1	$5	$(466)
Other comprehensive income (loss) before reclassifications	31	1	(1)	31
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	31	1	(1)	31
Balance at December 31, 2023	$(441)	$2	$4	$(435)
Other comprehensive income (loss) before reclassifications	(37)	(1)	1	(37)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	(37)	(1)	1	(37)
Balance at December 31, 2024	$(478)	$1	$5	$(472)
Other comprehensive income (loss) before reclassifications	34	(1)	2	35
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	34	(1)	2	35
Balance at December 31, 2025	$(444)	$—	$7	$(437)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 19 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted loss per share of common stock:

	Year Ended December 31,
(in millions, except per share data. Shares in thousands)	2025	2024	2023
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(170)	$426	$(296)
Dividend - Preferred Stock	(10)	(10)	(10)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(180)	$416	$(306)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(170)	$426	$(296)
Dividend - Preferred Stock	(10)	—	(10)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(180)	$426	$(306)

Weighted Average Common Shares Outstanding - Basic	158,422	182,513	216,779
Common Shares Issuable with Respect to:
Restricted Stock and Performance Units / Shares	—	3,224	—
8% Convertible Preferred Stock	—	5,393	—
Weighted Average Common Shares Outstanding - Diluted	158,422	191,130	216,779

Net Earnings (Loss) per Share:
Basic	$(1.14)	$2.28	$(1.41)
Diluted	$(1.14)	$2.23	$(1.41)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	16,916	7,731	8,652
8% Convertible preferred stock	5,393	—	5,393
Total Anti-Dilutive and Contingently Issuable Securities	22,309	7,731	14,045

CNDT 2025 Annual Report

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
Transactions with related parties were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue from related parties	$—	$—	$6
Purchases from related parties	$—	$—	$18
The Company had no receivable or payable balances with related party entities as of December 31, 2025 and 2024.

CNDT 2025 Annual Report

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
Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Conduent Incorporated, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.

CNDT 2025 Annual Report

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
10b5-1 Plans
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business–Information About Our Executive Officers." The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"). The 2026 Proxy Statement is expected to be filed within 120 days after the end of our fiscal year ended December 31, 2025.
If applicable, the information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Reports" of our 2026 Proxy Statement.
The information required by this Item regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Board of Directors and Board Committees” in our 2026 Proxy Statement.
The information required by this Item regarding our insider trading policy is incorporated by reference herein from the subsection entitled "Trading, Hedging and Pledging" in our 2026 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer (the "Finance Code of Conduct"). The Finance Code of Conduct can be found on our website at: https://www.conduent.com/corporate-governance/ethics-and-compliance/. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2026 Proxy Statement and is incorporated here by reference. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report.

CNDT 2025 Annual Report

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item included under the following captions in our 2026 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis” (including the “Summary Compensation Table”, “Grants of Plan-Based Awards in 2025”, “Outstanding Equity Awards at 2025 Fiscal Year-End”, “Option Exercises and Stock Vested in 2025”, “Potential Payments upon Termination or Change in Control”, and “Compensation Committee Report” subsections), “Annual Director Compensation” and “Compensation Committee Interlocks and Insider Participation”. The information included under the heading “Compensation Committee Report” in our 2026 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the subsections entitled "Securities Ownership," and “Equity Compensation Plan Information” in our 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” in our 2026 Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.Index to Financial Statements filed as part of this report:

•Report of Independent Registered Public Accounting Firm (PCAOB ID: 238);
▪Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2025;
▪Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2025;
▪Consolidated Balance Sheets as of December 31, 2025 and 2024;
▪Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2025;
▪Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2025;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

2.Financial Statement Schedules:

▪Schedule II–Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2025.

CNDT 2025 Annual Report

3.The exhibits filed herewith are set forth in the exhibit Index included herein.

(b)    Management contracts or compensatory plans or arrangements listed that are applicable to the executive officers named in the Summary Compensation Table which appears in the Registrant's 2026 Proxy Statement or to our directors are preceded by an asterisk (*).

SCHEDULE II

Valuation and Qualifying Accounts

No allowances or recoveries for credit losses were recorded for the three years ended December 31, 2025. Activity in tax valuation allowances for the three years ended December 31, 2025 is shown below:

(in millions)		Balance at beginning of period	Additions charged to expense	Amounts (credited) charged to other income statement accounts	Deductions and other, net of recoveries	Balance at end of period
Tax Valuation Allowance(1):
2025	Tax Valuation	95	59	—	(3)	151
2024	Tax Valuation	100	14	—	(19)	95
2023	Tax Valuation	102	9	—	(11)	100
 __________
(1)Tax valuation allowances are primarily related to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
ITEM 16. FORM 10-K SUMMARY

None.

CNDT 2025 Annual Report

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
10.1(a)
Credit Agreement, dated as of October 15, 2021, among Conduent Incorporated, Conduent Business Services, LLC, Conduent State & Local Solutions, Inc., Affiliated Computer Services International B.V., the Guarantors party thereto from time to time, the Lenders and L/C Issuers party thereto from time to time and Bank of America, N.A., as Administrative Agent.
			10-Q	10.6(f)	11/14/2021
10.1(b)	Amendment No. 3 to the Credit Agreement, dated as of August 26, 2025, by and among Conduent Business Services, LLC, Conduent State & Local Solutions, Inc., Affiliated Computer Services International B.V., Conduent Incorporated, the other guarantors party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders party thereto.		8-K	10.1	8/27/2025
10.2(a)	Joinder Agreement to Agreement, dated December 31, 2016, among Conduent Incorporated, Xerox Corporation, Icahn Partners Master Fund LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Jonathan Christodoro and Carl C. Icahn.		8-K	10.6	1/3/2017
10.2(b)	Agreement, dated January 28, 2016, among Xerox Corporation, Icahn Partners Master Fund LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Jonathan Christodoro and Carl C. Icahn.		Amend- ment 1 to Form 10	10.6	8/15/2016
10.3(a)	Exchange Agreement dated October 27, 2016 by and among Darwin A. Deason, Conduent Incorporated and Xerox Corporation.		Amend- ment 5 to Form 10	10.14	10/28/2016
10.3(b)	Shareholders Agreement dated December 18, 2018 by and between Darwin Deason and Conduent Incorporated.		8-K	10.1	12/18/2018
*10.4(a)(i)	Form of Restricted Stock Unit Award Agreement 2020 under the PIP.		10-Q	10.6(a)(vi)	5/8/2020
*10.4(a)(ii)	Form of Performance Restricted Stock Unit Award Agreement 2020 under the PIP.		10-Q	10.6(a)(vii)	5/8/2020

CNDT 2025 Annual Report

*10.4(a)(iii)	Registrant’s 2021 Performance Incentive Plan (“2021 PIP”).	DEF 14A	Annex A	4/9/2021
*10.4(a)(iv)	Form of Restricted Stock Unit Award Agreement 2021 under the 2021 PIP.	10-Q	10.6(a)(x)	8/5/2021
*10.4(a)(v)	Form of Performance Stock Unit Award Agreement 2021 ("Revenue Metric") under the 2021 PIP.	10-Q	10.6(a)(xi)	8/5/2021
*10.4(a)(vi)	Form of Performance Stock Unit Award Agreement 2021 ("Share Hurdle Metric") under the 2021 PIP.	10-Q	10.6(a)(xii)	8/5/2021
*10.4(a)(vii)	Form of Restricted Stock Unit Award Agreement 2022 under the 2021 PIP	10-Q	10.6(a)(ix)	5/3/2022
*10.4(a)(viii)	Form of Performance Restricted Stock Unit Award Agreement 2022 under the 2021 PIP	10-Q	10.6(a)(x)	5/3/2022
*10.4(a)(ix)	Form of Agreement for Non-Employee Directors under 2021 PIP.	10-Q	10.6(a)(xiii)	8/5/2021
*10.4(a)(x)	Registrant’s Equity Compensation Plan for Non-Employee Directors dated as of December 15, 2016 (“ECPNED”).	Registration Statement on Form S-8 (No. 333-215361)	4.4	12/29/2016
*10.4(a)(xi)	Form of Restricted Stock Unit Award Agreement 2023 under the 2021 PIP.	10-Q	10.6(a)(i)	5/3/2023
*10.4(a)(xii)	Form of Performance Stock Unit Award Agreement 2023 (Revenue Growth) under the 2021 PIP.	10-Q	10.6(a)(ii)	5/3/2023
*10.4(a)(xiii)	Form of Performance Stock Unit Award Agreement 2023 (rTSR) under the 2021 PIP.	10-Q	10.6(a)(iii)	5/3/2023
*10.4(a)(xiv)	Form of Restricted Stock Unit Award Agreement 2024 under the 2021 PIP	10-Q	10.6(a)(i)	5/2/2024
*10.4(a)(xv)	Form of Performance Stock Unit Award Agreement 2024 (Adjusted Revenue Growth) under the 2021 PIP.	10-Q	10.6(a)(ii)	5/2/2024
*10.4(a)(xvi)	Form of Performance Stock Unit Award Agreement 2024 (rTSR) under the 2021 PIP.	10-Q	10.6(a)(iii)	5/2/2024
*10.4(a)(xvii)	Form of Restricted Stock Unit Award Agreement 2025 under the 2021 PIP.	10-Q	10.6(a)(i)	5/7/2025
*10.4(a)(xviii)	Form of Performance Stock Unit Award Agreement 2025 (Adjusted Revenue Growth) under the 2021 PIP.	10-Q	10.6(a)(ii)	5/7/2025
*10.4(a)(xix)	Form of Performance Stock Unit Award Agreement 2025 for CEO and CFO (Adjusted Revenue Growth CEO and CFO) under the 2021 PIP.	10-Q	10.6(a)(iii)	5/7/2025
*10.4(a)(xx)	Form of Performance Stock Unit Award Agreement 2025 (rTSR) under the 2021 PIP.	10-Q	10.6(a)(iv)	5/7/2025
*10.4(a)(xxi)	Form of APIP Share Award Agreement 2025 under the 2021 PIP.	10-Q	10.6(a)(i)	8/6/2025
*10.4(a)(xxii)	Form of APIP Share Award Agreement 2025 for CEO and CFO under the 2021 PIP.	10-Q	10.6(a)(ii)	8/6/2025
*10.4(b)	Registrant's Amended and Restated Executive Change in Control Severance Plan.	10-K	10.4(b)	2/19/2025
*10.4(c)(i)	Letter Agreement dated May 21, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.	8-K	10.6(h)	5/28/2019
10.4(c)(ii)	Letter Agreement dated August 6, 2019 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.	8-K	10.6(j)	8/7/2019
*10.4(c)(iii)	Letter Agreement dated February 25, 2020 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.	10-K	10.6(e)(ii)	2/26/2020
*10.4(c)(iv)	Letter Agreement dated February 23, 2021 between Conduent Incorporated and Clifford Skelton regarding compensation arrangements.	10-K	10.6(d)(iii)	2/24/2021

CNDT 2025 Annual Report

*10.4(d)	Letter Agreement dated May 5, 2021 between Conduent Incorporated and Stephen Wood regarding compensation arrangements.		8-K	10.1	5/5/2021
*10.4(e)	Letter Agreement dated November 5, 2019 between Conduent Incorporated and Michael Krawitz.		10-K	10.6(i)	2/26/2020
*10.4(f)	U.S. Executive Severance Policy, as amended		10-K	10.4(f)	2/19/2025
*10.4(g)	Form of Director and Officer Indemnification Agreement		10-Q	10.1	11/1/2023
*10.4(h)	Offer Letter Agreement between Harsha V. Agadi and Conduent Incorporated, dated January 16, 2026.		8-K	10.1	1/23/2026
*10.4(i)	Restricted Stock Unit Award Agreement between Harsha V. Agadi and Conduent Incorporated, dated January 16, 2026.		8-K	10.2	1/23/2026
*10.4(j)	Performance Restricted Stock Unit Award Agreement, between Harsha V. Agadi and Conduent Incorporated dated January 16, 2026.		8-K	10.3	1/23/2026
10.5	Purchase Agreement dated June 8, 2024, among the Company and the Icahn Parties.		8-K	10.1	6/10/2024
19	Insider Trading Policy		10-K	19	2/21/2024
21	List of subsidiaries of Registrant.	X
23	Consent of PricewaterhouseCoopers LLP.	X
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32**	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	X
97	Conduent Incorporated Compensation Recoupment Policy, effective as of October 31, 2023		10-K	97	2/21/2024
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

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

CNDT 2025 Annual Report

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUENT INCORPORATED

/s/ HARSHA V. AGADI
Harsha V. Agadi Chief Executive Officer

February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 19, 2026

Signature	Title
Principal Executive Officer:
/s/ HARSHA V. AGADI	President, Chief Executive Officer and Director
Harsha V. Agadi
Principal Financial Officer:
/s/ GILES GOODBURN	Executive Vice President and Chief Financial Officer
Giles Goodburn
Principal Accounting Officer:
/s/ GEORGE ABATE	Vice President and Chief Accounting Officer
George Abate

/s/ MICHAEL FUCCI	Director
Michael Fucci
/s/ KATHY HIGGINS VICTOR	Director
Kathy Higgins Victor
/s/ SCOTT LETIER	Director
Scott Letier
/s/ MARGARITA PALÁU-HERNÁNDEZ	Director and Chair of the Board
Margarita Paláu-Hernández

CNDT 2025 Annual Report