Form 10-Q
period 2026-03-31
CONDUENT Inc
filed 2026-05-11
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at May 7, 2026
Common Stock,	$0.01 par value	155,096,814

CNDT Q1 2026 Form 10-Q

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: government appropriations and termination rights contained in our government contracts; the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; the impact of geopolitical events and geopolitical tensions (such as the war in Ukraine and conflict in the Middle East), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in continued interest in outsourced business process services; the adverse effect of claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; the effects related to our use of artificial intelligence ("AI") on our business; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; risks related to hacking or other cybersecurity threats to our data systems, information systems and network infrastructure and other service interruptions, including relating to the previously disclosed cyber event that took place in January 2025 (the "January 2025 Cyber Event"), including our investigation of such incident and mitigation and remediation efforts, the nature and extent of such incident, the potential disruption to our business or operations, the potential impact on our reputation, and our assessments of the likely financial and operational impacts of such incident; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; risks related to divestiture transactions, including but not limited to our ability to realize the benefits anticipated from such transactions, and unexpected costs or liabilities in connection with such transactions; the impact of potential goodwill and other asset impairments on our results of operations; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2025 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K filed (or furnished) with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q1 2026 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

March 31, 2026

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q1 2026 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Revenue	$723	$751

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	587	618
Selling, general and administrative (excluding depreciation and amortization)	91	120
Research and development (excluding depreciation and amortization)	1	1
Depreciation and amortization	47	48
Restructuring and related costs	8	4
Interest expense	12	12
(Gain) loss on divestitures and transaction costs, net	3	3
Litigation settlements (recoveries), net	—	2
Other (income) expenses, net	1	(1)
Total Operating Costs and Expenses	750	807

Income (Loss) Before Income Taxes	(27)	(56)

Income tax expense (benefit)	6	(5)
Net Income (Loss)	$(33)	$(51)

Net Income (Loss) per Share:
Basic	$(0.23)	$(0.33)
Diluted	$(0.23)	$(0.33)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Net Income (Loss)	$(33)	$(51)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(7)	9
Unrecognized gains (losses), net	(2)	2
Other Comprehensive Income (Loss), Net	(9)	11

Comprehensive Income (Loss), Net	$(42)	$(40)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$228	$233
Accounts receivable, net	499	500
Contract assets	119	123
Other current assets	242	213
Total current assets	1,088	1,069
Land, buildings and equipment, net	173	181
Operating lease right-of-use assets	141	136
Deferred contract costs, net	123	128
Goodwill	614	617
Other long-term assets	254	266
Total Assets	$2,393	$2,397
Liabilities and Equity
Current portion of long-term debt	$23	$22
Accounts payable	133	142
Accrued compensation and benefits costs	178	173
Contract liabilities	74	74
Other current liabilities	277	270
Total current liabilities	685	681
Long-term debt	698	665
Deferred taxes	18	19
Operating lease liabilities	108	102
Other long-term liabilities	101	103
Total Liabilities	1,610	1,570

Contingencies (See Note 11)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(235)	(235)
Additional paid-in capital	3,968	3,968
Retained earnings (deficit)	(2,648)	(2,613)
Accumulated other comprehensive loss	(446)	(437)
Total Equity	641	685
Total Liabilities and Equity	$2,393	$2,397

Shares of common stock issued and outstanding	155,097	154,709
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	70,097	70,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(33)	$(51)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	47	48
Contract inducement amortization	1	—
Deferred income taxes	(2)	(8)
Stock-based compensation	—	3
Changes in operating assets and liabilities:
Accounts receivable	(1)	16
Other current and long-term assets	(26)	(45)
Accounts payable and accrued compensation and benefits costs	(1)	(6)
Other current and long-term liabilities	2	(13)
Net change in income tax assets and liabilities	5	(2)
Net cash provided by (used in) operating activities	(8)	(58)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(9)	(14)
Cost of additions to internal use software	(5)	(4)
Proceeds from divestitures	—	1
Net cash provided by (used in) investing activities	(14)	(17)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	60	50
Payments of revolving credit facility	(25)	(50)
Payments of debt	(5)	(8)
Dividends paid on preferred stock	—	(2)
Net cash provided by (used in) financing activities	30	(10)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1
Increase (decrease) in cash, cash equivalents and restricted cash	8	(84)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	243	377
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$251	$293
 ___________
(1)Includes $23 million and $16 million of restricted cash as of March 31, 2026 and 2025, respectively, that were included in Other current assets on the respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2026
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2025	$2	$(235)	$3,968	$(2,613)	$(437)	$—	$685
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	—
Buyback of noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(33)	—	—	(33)
Other comprehensive income (loss), net	—	—	—	—	(9)	—	(9)
Total Comprehensive Income (Loss), Net	—	—	—	(33)	(9)	—	(42)
Balance at March 31, 2026	$2	$(235)	$3,968	$(2,648)	$(446)	$—	$641

	Three Months Ended March 31, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2024	$2	$(210)	$3,952	$(2,433)	$(472)	$4	$843
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	3	—	—	—	3
Treasury stock purchases	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(51)	—	—	(51)
Other comprehensive income (loss), net	—	—	—	—	11	—	11
Total Comprehensive Income (Loss), Net	—	—	—	(51)	11	—	(40)
Balance at March 31, 2025	$2	$(210)	$3,955	$(2,486)	$(461)	$4	$804
___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 10 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q1 2026 Form 10-Q

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. Conduent delivers digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for its clients and the millions of people who count on them. The Company leverages cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 48,000 associates, process expertise and advanced technologies, Conduent's solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. The December 31, 2025 Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Certain reclassifications have been made to prior year's amounts to conform to the current year presentation. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows have been made. These adjustments consist of normal recurring items. The interim results of operations are not necessarily indicative of the results of the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
During 2026, there have been no changes to the Company's significant accounting policies as described therein.
Note 2 – Recent Accounting Pronouncements
New Accounting Standards Adopted
The Company has not adopted any new accounting standards in 2026.

CNDT Q1 2026 Form 10-Q

New Accounting Standards To Be Adopted
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

	Three Months Ended March 31,
(in millions)	2026	2025
Commercial:
Customer Experience Management	$119	$144
BPaaS	115	117
Integrated Digital Solutions	127	141
Total Commercial	361	402
Government:
Government Healthcare Solutions	137	126
Government Services Solutions	89	90
Total Government	226	216
Transportation:
Road Usage Charging & Management Solutions	53	65
Transit Solutions	83	68
Total Transportation	136	133
Total Consolidated Revenue	$723	$751

Timing of Revenue Recognition:
Point in time	$26	$23
Over time	697	728
Total Revenue	$723	$751

CNDT Q1 2026 Form 10-Q

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
The following table provides information about significant movements in contract assets (current and long-term) for the three months ended March 31, 2026 and 2025:

(in millions)	2026	2025
Beginning balance	$128	$135
Additional contract assets recognized	36	24
Billed and transferred to Accounts receivable and other	(38)	(22)
Ending balance(1)	$126	$137
___
(1) Of which $7 million and $6 million are included in Other long-term assets as of March 31, 2026 and 2025, respectively.
The following table provides information about significant movements in contract liabilities balances (current and long-term) for the three months ended March 31, 2026 and 2025:

(in millions)	2026	2025
Beginning balance	$143	$155
Deferral of income	41	39
Revenue recognized related to deferral of income(1)	(43)	(63)
Ending balance(2)	$141	$131
___
(1) Of which $37 million and $52 million were recognized during the three months ended March 31, 2026 and 2025, respectively, that related to the Company's contract liabilities as of December 31, 2025 and 2024, respectively.
(2) Of which $68 million and $49 million are included in Other long-term liabilities as of March 31, 2026 and 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2026 was approximately $1.2 billion. The Company expects to recognize approximately 75% of this revenue over the next two years and the remainder thereafter.
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
A description of the Company's reportable segments is as follows:

CNDT Q1 2026 Form 10-Q

•Commercial: The Commercial segment provides business process services that span its clients' businesses end-to-end from the front-office to the back-office for a variety of commercial industries. These solutions are both cross-industry and industry-specific in nature. Across the Commercial segment, the Company operates on its clients’ behalf to deliver mission-critical solutions and services to reduce costs, improve efficiencies and enable revenue growth for the Company's clients and deliver better experiences for their consumers and employees.
•Government: The Government segment provides government-centric services and solutions to U.S. federal, state, local and foreign governments for public assistance, healthcare programs administration, transaction processing, eligibility and enrollment processing, payment services and case management. In this segment, the Company helps governments respond to changing rules for eligibility and keep pace with increasing citizen expectations, modernize legacy technology systems, combat benefits fraud and adapt to an evolving regulatory environment.
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
Selected financial information for the Company's segments is as follows:

	Three Months Ended March 31,
(in millions)	Commercial	Government	Transportation	Total(1)
2026
Segment revenue	$361	$226	$136	$723

Expenses
Wages and benefits	$236	$87	$63	$386
Services and supplies	48	63	63	174
Rent lease and maintenance expense	34	15	12	61
Other operating expense	1	2	2	5
Depreciation and amortization expense	20	12	7	39
Segment expenses	$339	$179	$147	$665

Segment profit (loss)	$22	$47	$(11)	$58

2025
Segment revenue	$402	$216	$133	$751

Expenses(2)
Wages and benefits	$270	$95	$60	$425
Services and supplies	54	66	52	172
Rent lease and maintenance expense	38	16	13	67
Other operating expense	—	1	2	3
Depreciation and amortization expense	24	10	8	42
Segment expenses	$386	$188	$135	$709

Segment profit (loss)	$16	$28	$(2)	$42
__________
(1)    Total excludes Unallocated Costs.
(2)    In the first quarter of 2026, the Company revised its methodology for allocating certain technology costs to the expense categories within its reportable segments. The prior year's expenses have been reclassified to conform to the current year's methodology. This update had no impact on total segment expenses by reportable segment or on total expenses by expense category.

Other operating expense shown above is primarily comprised of third-party legal fees and other miscellaneous expenses.

CNDT Q1 2026 Form 10-Q

The following is a reconciliation of Segment profit (loss) to Income (loss) before income taxes:

	Three Months Ended March 31,
(in millions)	2026	2025
Segment Profit (Loss)	$58	$42
Reconciling items:
Unallocated costs(1)	(60)	(78)
Amortization of acquired intangible assets	(1)	—
Restructuring and related costs	(8)	(4)
Interest expense	(12)	(12)
Gain (loss) on divestitures and transaction costs, net	(3)	(3)
Litigation (settlements) recoveries, net	—	(2)
Other income (expenses), net	(1)	1
Income (Loss) Before Income Taxes	$(27)	$(56)
(1)    Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments. Included in the three months ended March 31, 2026 period are $4 million of former CEO separation costs and a benefit related to a stock compensation plan change as described in Note 12 – Preferred Stock and Common Stock. Included in the three months ended March 31, 2025 period are $25 million of Direct response costs related to the January 2025 Cyber Event as well as a $9 million insurance recovery related to the 2019 Texas Matter.
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
A summary of the Company's restructuring program activity in the table below for the three months ended March 31, 2026 and 2025 includes:
•Severance and related costs - employee termination costs, which include severance, retraining and other related contractual benefits;
•Contract termination and other costs - incremental, non-recurring costs related to professional support services associated with the implementation of certain cost reductions and strategic transformation programs and non-lease costs associated with exited lease facilities; and
•Asset impairments - non-cash impairments of operating lease right-of-use ("ROU") assets and associated leasehold improvements related to the reduction of the Company's real estate footprint.

(in millions)	Severance and Related Costs	Contract Termination and Other	Asset Impairments	Total
Accrued Balance at December 31, 2025	$5	$3	$—	$8
Provision	6	2	—	8
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	6	2	—	8
Charges against reserve and currency	(5)	(3)	—	(8)
Accrued Balance at March 31, 2026	$6	$2	$—	$8

CNDT Q1 2026 Form 10-Q

(in millions)	Severance and Related Costs	Contract Termination and Other	Asset Impairments	Total
Accrued Balance at December 31, 2024	$13	$2	$—	$15
Provision	1	1	2	4
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	1	1	2	4
Charges against reserve and currency	(8)	(1)	(2)	(11)
Accrued Balance at March 31, 2025	$6	$2	$—	$8
__________
(1)Represents amounts recognized within the Condensed Consolidated Statements of Income (Loss) for the periods shown.
No restructuring and related costs are allocated to the segments.
Note 6 – Debt
Long-term debt was as follows:

(in millions)	March 31, 2026	December 31, 2025
Revolving credit facility	$144	$109
Senior notes due 2029	520	520
Finance lease obligations	46	49
Other	15	13
Principal debt balance	725	691
Debt issuance costs and unamortized discounts	(4)	(4)
Less: current maturities	(23)	(22)
Total Long-term Debt	$698	$665
As of March 31, 2026, the Company had $144 million outstanding borrowings under its Revolving Credit Facility. The Company utilized $23 million of the Revolving Credit Facility to issue letters of credit as of March 31, 2026. Additionally, the Company utilized $76 million of the Performance Letter of Credit Facility to issue performance letters of credit as of March 31, 2026. The remaining unused capacity, reflecting total borrowing facility size minus outstanding borrowings and letters of credit, under the Revolving Credit Facility and the Performance Letter of Credit Facility was $190 million and $17 million, respectively, as of March 31, 2026.
At March 31, 2026, the Company was in compliance with all debt covenants related to the borrowings in the table above.
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
At March 31, 2026 and December 31, 2025, the Company had outstanding forward exchange contracts with gross notional values of $178 million and $163 million, respectively. At March 31, 2026, approximately 75% of these contracts mature within three months, 10% in three to six months, 12% in six to twelve months and 3% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's condensed consolidated balance sheet, income statement or cash flows for the periods presented.
Refer to Note 8 – Fair Value of Financial Assets and Liabilities for additional information regarding the fair value of the Company's foreign exchange forward contracts.

CNDT Q1 2026 Form 10-Q

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

(in millions)	March 31, 2026	December 31, 2025
Assets:
Foreign exchange contracts - forward	$—	$—
Total Assets	$—	$—
Liabilities:
Foreign exchange contracts - forward	$(4)	$(2)
Total Liabilities	$(4)	$(2)
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$698	$523	$665	$592
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
The Company recognized an expense related to its defined contribution plans of $2 million and $2 million for the three months ended March 31, 2026 and 2025, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

CNDT Q1 2026 Form 10-Q

Note 10 – Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2025	$(444)	$—	$7	$(437)
Other comprehensive income (loss)	(7)	(2)	—	(9)
Balance at March 31, 2026	$(451)	$(2)	$7	$(446)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2024	$(478)	$1	$5	$(472)
Other comprehensive income (loss)	9	2	—	11
Balance at March 31, 2025	$(469)	$3	$5	$(461)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 11 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of March 31, 2026. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
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

CNDT Q1 2026 Form 10-Q

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
The trial court accordingly entered judgment of approximately $24 million on the TSA and late rent payment counterclaims on June 23, 2025, with final entry by the County Clerk on August 20, 2025.
On July 3, 2025, Skyview filed a motion to reargue the Appellate Division’s decision and, alternatively, for leave to appeal to the New York Court of Appeals. This motion was denied on September 4, 2025. Conduent is in the process of seeking to collect on the outstanding judgment and is continuing to pursue the amount owed by Skyview to CBS on the Jamaica Deferred Closing counterclaim. No trial date has yet been set.
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

CNDT Q1 2026 Form 10-Q

January 2025 Cyber Event
The Company and CBS (collectively, “Conduent”) are parties to several lawsuits in the U.S. asserted by or on behalf of individuals who allegedly received a notification letter that their personal information may have been affected by the January 2025 Cyber Event. Most of these lawsuits have been consolidated into one single action in the U.S. District Court, District of New Jersey (In re: Conduent Business Services Data Breach Litigation). Conduent continues to work on consolidating these lawsuits and responding accordingly. The consolidated complaint was filed by plaintiffs on March 18, 2026, with a response from defendants due in the second or third quarter of 2026. Conduent denies plaintiffs' allegations, believes that it has strong defenses to plaintiffs’ claims, and will continue to defend the litigations vigorously. The Company has also been responding to several subpoenas, information requests, and investigations from certain governmental agencies and other stakeholders. The Company is not able to determine or predict the ultimate outcome or duration of these proceedings or reasonably provide an estimate or range of estimates of the possible outcome or loss, if any.
Other Contingencies
Certain contracts, primarily in the Company's Government and Transportation segments, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2026, the Company had $578 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $123 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract.
Note 12 – Preferred Stock and Common Stock
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
Common Stock - Stock Compensation Plan Change
In 2025, for certain senior executives, the Company changed its Annual Performance Incentive Plan (“APIP”) cash incentive by awarding a portion of the incentive in Performance Stock Units (“PSUs”). In March 2026, the Compensation Committee of the Board of Directors used its discretion under the APIP plan documents to reduce the aggregate 2025 APIP pool and cancel the issuance of these PSUs. The impact of this change reduced compensation expense in the first quarter of 2026 by approximately $3 million and reduced PSUs outstanding by approximately 3.3 million.

CNDT Q1 2026 Form 10-Q

Note 13 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended March 31,
(in millions, except per share data in whole dollars and shares in thousands)	2026	2025
Basic Net Earnings (Loss) per Share:
Net Income (Loss)	$(33)	$(51)
Dividend - Preferred Stock	(2)	(2)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(35)	$(53)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss)	$(33)	$(51)
Dividend - Preferred Stock	(2)	(2)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(35)	$(53)

Weighted Average Common Shares Outstanding - Basic	154,903	161,830
Common Shares Issuable With Respect To:
Restricted Stock and Performance Units / Shares	—	—
8% Convertible Preferred Stock	—	—
Weighted Average Common Shares Outstanding - Diluted	154,903	161,830

Net Earnings (Loss) per Share:
Basic	$(0.23)	$(0.33)
Diluted	$(0.23)	$(0.33)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	13,224	7,782
Convertible preferred stock	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	18,617	13,175

CNDT Q1 2026 Form 10-Q

Note 14 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	March 31, 2026	December 31, 2025
Other Current Assets
Prepaid expenses	$103	$87
Income taxes receivable	12	12
Value-added tax receivable	8	8
Restricted cash	23	10
Net receivables from buyers of divested businesses	1	1
Other	95	95
Total Other Current Assets	$242	$213
Other Current Liabilities
Accrued liabilities to vendors	$141	$147
Current operating lease liabilities	50	52
Restructuring liabilities	8	8
Income tax payable	7	5
Other taxes payable	13	17
Accrued interest	13	5
Direct response costs - cyber event liabilities	—	8
Due to factoring counterparty	22	9
Other	23	19
Total Other Current Liabilities	$277	$270
Other Long-term Assets
Internal use software, net	$89	$92
Intangible assets, net	11	12
Product software, net	57	65
Deferred tax assets	25	24
Other	72	73
Total Other Long-term Assets	$254	$266
Other Long-term Liabilities
Income tax liabilities	14	14
Contract liabilities	68	69
Other	19	20
Total Other Long-term Liabilities	$101	$103

CNDT Q1 2026 Form 10-Q

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
Overview
We deliver digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 48,000 associates, process expertise and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Headquartered in Florham Park, New Jersey, we have operations in 24 countries as of March 31, 2026.
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
•Government – Our Government segment provides government-centric services and solutions to U.S. federal, state, local and foreign governments for public assistance, healthcare programs administration, transaction processing, eligibility and enrollment processing, payment services and case management. In this segment, we help governments respond to changing rules for eligibility and keep pace with increasing citizen expectations, modernize legacy technology systems, combat benefits fraud and adapt to an evolving regulatory environment.
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

CNDT Q1 2026 Form 10-Q

Executive Summary
Our emphasis on growth, quality, and efficiency, launched in 2020 and reinforced in our 2023 investor briefing, continued into the first quarter of 2026 as we build on the progress achieved at the conclusion of our three-year plan. During the quarter, we remained focused on targeted-growth areas within each business, continued advancing our portfolio rationalization strategy, and invested in our solutions to improve operational efficiency and execution. We believe these actions continue to position Conduent as a more agile company with the potential for improved margins, stronger free cash flow, and a more resilient capital structure over time.
During the first quarter of 2026 we achieved the following:
•Successfully completed our first Conduent Medicaid Suite implementation for a large Government client, replacing a 24‑year old legacy system with a fully integrated, modern Medicaid platform supporting nearly one million members. This milestone strengthens our Government segment market position and demonstrates our ability to deliver large‑scale, mission‑critical Medicaid system modernizations at scale.
•Successfully implemented an intelligent automation solution for a marquee Commercial client, modernizing Explanation of Benefits processing and improving operational efficiency and scalability.
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
As part of its investigation, the Company determined that the threat actor exfiltrated a set of files associated with a limited number of the Company’s clients. Due to the complexity of the files, the Company engaged cybersecurity data mining experts to conduct a detailed analysis of the affected files to identify the personal information contained therein. This detailed analysis confirmed that the data sets contained a significant number of individuals’ personal information associated with our clients’ end-users. Upon completion of this time intensive data analysis, the Company notified impacted clients concerning their affected end-users. The Company worked with affected clients to determine next steps as required by federal and state law, including individual and regulatory notifications that began in October 2025 and have been substantially concluded. To the Company’s knowledge, the exfiltrated data has not been released on the dark web or otherwise publicly. The Company has also notified federal law enforcement authorities of the incident.
While the Company did not experience material impacts to its operating environment or costs from the event itself, the Company incurred and accrued $25 million of non-recurring expenses in the first quarter of 2025 related to the event based on the notification requirements described above. We have made cash disbursements of $25 million through March 31, 2026 related to this matter. Any expense in excess of these amounts up to the coverage limit are anticipated to be covered by the cyber insurance policy that the Company maintains.
It is possible that future risks and uncertainties resulting from the January 2025 Cyber Event, including those related to impacted data, litigation, reputational harm, and regulatory actions, could adversely affect the Company’s financial condition or results of operations. See also Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (Risk Factors).

CNDT Q1 2026 Form 10-Q

Financial Information and Analysis of Results of Operations

	Three Months Ended March 31,		2026 vs. 2025
(in millions)	2026	2025	$ Change	% Change
Revenue	$723	$751	$(28)	(4)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	587	618	(31)	(5)%
Selling, general and administrative (excluding depreciation and amortization)	91	120	(29)	(24)%
Research and development (excluding depreciation and amortization)	1	1	—	—%
Depreciation and amortization	47	48	(1)	(2)%
Restructuring and related costs	8	4	4	100%
Interest expense	12	12	—	—%
(Gain) loss on divestitures and transaction costs, net	3	3	—	—%
Litigation settlements (recoveries), net	—	2	(2)	n/m
Other (income) expenses, net	1	(1)	2	n/m
Total Operating Costs and Expenses	750	807	(57)

Income (Loss) Before Income Taxes	(27)	(56)	29
Income tax expense (benefit)	6	(5)	11
Net Income (Loss)	$(33)	$(51)	$18

Revenue
Revenue for the three months ended March 31, 2026 decreased compared to the prior year period, primarily driven by lost business and lower volumes in our Commercial segment, partially offset by new business ramp, particularly in our Government and Transportation segments.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three months ended March 31, 2026 decreased compared to the prior year period, primarily driven by lower expenses associated with reduced revenues and cost optimization initiatives.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended March 31, 2026 decreased year over year, primarily driven by non-recurring items in the first quarter of 2025. These items included the $25 million of direct response costs related to the January 2025 Cyber Event and the $9 million benefit from the recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019. In addition, cost efficiencies in our corporate functions in the current year and lower healthcare costs due to lower U.S. headcount contributed to the decrease. The current year period SG&A included two offsetting items. Separation costs of approximately $4 million related to the departure of our former Chief Executive Officer were offset by an approximate $3 million net benefit related to our 2025 Annual Performance Incentive Plan ("APIP") as described in Note 12 – Preferred Stock and Common Stock.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2026 was substantially unchanged compared to the prior year period.

CNDT Q1 2026 Form 10-Q

Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended March 31,
(in millions)	2026	2025
Severance and related costs	$6	$1
Contract termination and other costs	2	1
Asset impairments	—	2
Restructuring and related costs	$8	$4
Refer to Note 5 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three months ended March 31, 2026 was unchanged, compared to the prior year period due to comparable average debt balances and interest rates.
(Gain) Loss on Divestitures and Transaction Costs
(Gain) loss on divestitures and transaction costs include professional fees and other costs related to consummated and certain other non-consummated transactions considered by the Company related to its portfolio rationalization activities. The amount of these costs for the three months ended March 31, 2026 was unchanged, compared to the prior year period.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the three months ended March 31, 2026 and 2025 were not material.
Other (Income) Expenses, Net
Other (income) expenses, net for the three months ended March 31, 2026 and 2025 primarily include interest income on cash investments, accounts receivable factoring fees and foreign currency transaction losses (gains).
Income Taxes
The effective tax rate for the three months ended March 31, 2026 was (21.5)%, compared to 9.0% for the three months ended March 31, 2025. The March 31, 2026 rate was lower than the U.S. statutory rate of 21%, primarily due to geographic mix of income, valuation allowances recorded on net deferred tax assets and discrete tax items. The effective tax rate for the three months ended March 31, 2025 was lower than the U.S. statutory rate of 21%, primarily due to incremental tax from geographic mix, valuation allowances recorded on net deferred tax assets and discrete tax items.
Excluding the impact of restructuring, former CEO separation costs, divestiture-related transaction costs, other expenses, amortization, valuation allowances and discrete tax items, the normalized effective tax rate for the three months ended March 31, 2026 was 25.7%. The normalized effective tax rate for the three months ended March 31, 2025 was largely consistent at 23.9%, primarily due to excluding the impact of amortization, restructuring, divestitures, reserves for the Direct response costs - cyber event, valuation allowances and discrete tax items.
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

CNDT Q1 2026 Form 10-Q

Operations Review of Segment Revenue and Profit
Our financial performance is based on Segment Profit (Loss) for the following three segments:
•Commercial;
•Government; and
•Transportation.
Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to our reportable segments.
We also present Segment Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") and Adjusted EBITDA Margin for the reasons described in Non-GAAP Financial Measures section of the MD&A below.
Results of our financial performance were:

	Three Months Ended March 31,
	Commercial	Government	Transportation	Unallocated Costs	Total
(in millions)	Reportable Segments
2026
Segment revenue	$361	$226	$136	$—	$723
Segment profit (loss)	$22	$47	$(11)	$(60)	$(2)
Segment depreciation and amortization	$21	$12	$7	$7	$47
Other adjustments(1)	$—	$—	$—	$4	$4
Adjusted EBITDA	$43	$59	$(4)	$(49)	$49

% of Total Revenue	49.9%	31.3%	18.8%	—%	100.0%
Adjusted EBITDA Margin	11.9%	26.1%	(2.9)%	—%	6.8%

2025
Segment Revenue	$402	$216	$133	$—	$751
Segment profit (loss)	$16	$28	$(2)	$(78)	$(36)
Segment depreciation and amortization	$24	$10	$8	$6	$48
Direct response costs - cyber event	$—	$—	$—	$25	$25
Adjusted EBITDA	$40	$38	$6	$(47)	$37

% of Total Revenue	53.5%	28.8%	17.7%	—%	100.0%
Adjusted EBITDA Margin	10.0%	17.6%	4.5%	—%	4.9%
_____
(1) Other adjustments in 2026 consist of former CEO separation costs.

CNDT Q1 2026 Form 10-Q

(in millions)	Three Months Ended March 31,
Adjusted EBITDA and Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes	2026	2025
Adjusted EBITDA	$49	$37
Reconciling items:
Segment depreciation and amortization	(47)	(48)
Direct response costs - cyber event	—	(25)
Other adjustments(1)	(4)	—
Segment Profit (Loss)	$(2)	$(36)
Reconciling items:
Amortization of acquired intangible assets	(1)	—
Restructuring and related costs	(8)	(4)
Interest expense	(12)	(12)
Gain (loss) on divestitures and transaction costs, net	(3)	(3)
Litigation (settlements) recoveries, net	—	(2)
Other income (expenses), net	(1)	1
Income (Loss) Before Income Taxes	$(27)	$(56)
_____
(1) Other adjustments in 2026 consist of former CEO separation costs.
Commercial Segment
Revenue
Commercial revenue for the three months ended March 31, 2026 decreased by 10% compared to the prior year period, primarily driven by contract losses and lower volumes, partially offset by new business ramp.
Segment Profit and Adjusted EBITDA
Commercial segment profit and adjusted EBITDA for the three months ended March 31, 2026 increased, compared to the prior year period, primarily driven by cost efficiencies implemented in the second half of the prior year, including lower fixed technology overhead, partially offset by the revenue drivers noted above.
Government Segment
Revenue
Government revenue for the three months ended March 31, 2026 increased, compared to the prior year period, primarily driven by the ramp of new business, price increases, and a discrete benefit recognized during the quarter. The prior year also reflected discrete negative impacts from the establishment of reserves for service level disputes in the first quarter of 2025. These favorable items were partially offset by lost business.
Segment Profit and Adjusted EBITDA
Government segment profit and adjusted EBITDA for the three months ended March 31, 2026 increased, compared to the prior year period, primarily due to the revenue drivers noted above, as well as cost efficiencies and continued lower expenses in our Government Services business.
Transportation Segment
Revenue
Transportation revenue for the three months ended March 31, 2026 increased modestly compared to the prior year period, primarily driven by increased volumes, favorable exchange rate movements and new business ramp. These increases were partially offset by lost business and the absence of discrete incremental revenue recognized in the prior year period related to the go-live of our congestion charging back-office solution under a Road Usage Charging contract.

CNDT Q1 2026 Form 10-Q

Segment Profit and Adjusted EBITDA
Transportation segment profit and adjusted EBITDA for the three months ended March 31, 2026 decreased compared to the prior year period, primarily driven by the absence of the discrete revenue recognized in the prior year period noted above, which had no significant associated costs, as well as higher expenses associated with this contract in the current period, partially offset by the revenue drivers noted above.
Unallocated Costs
Unallocated Costs for the three months ended March 31, 2026 were favorable, compared to the prior year period, primarily driven by the absence of non-recurring items recognized in the prior year, including direct response costs related to the January 2025 Cyber Event and the recovery of legal costs from an insurance carrier related to the previously disclosed State of Texas matter, as well as cost efficiencies in our corporate functions.
Metrics
Metrics
We use metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We disclose these metrics to provide transparency in our performance trends. We present certain key metrics, including Signings and ACV Activity as defined below.
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
Signing information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,		2026 vs. 2025
($ in millions)	2026	2025	$ Change	% Change
New business ACV	$114	$109	$5	5%

New business TCV	$206	$280	$(74)	(26)%
Renewals TCV	287	243	44	18%
Total Signings	$493	$523	$(30)	(6)%

Annual recurring revenue signings(1)	$41	$53	$(12)	(23)%
Non-recurring revenue signings(2)	$100	$59	$41	69%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

CNDT Q1 2026 Form 10-Q

The total new business pipeline as of March 31, 2026 and 2025 was $3.5 billion and $3.2 billion, respectively. Total new business pipeline is defined as total new business ACV pipeline of deals at or beyond the qualified prospect stage. This extends past the next twelve-month period to include total pipeline.
ACV Activity
ACV Activity reflects the Company’s trailing twelve-month (“TTM”) ACV sales activity and is used to evaluate trends in overall contract value generation across periods. Beginning in the current period, the Company replaced Net ARR Activity with ACV Activity to better reflect total annual contract value-based sales activity rather than projected recurring revenue impacts. The metric represents total ACV generated over the trailing twelve months, with the timing of revenue varying based on contract start dates and implementation timelines. ACV Activity during the period reflects positive fluctuations in the Company's sales activity, including the conversion of pipeline opportunities, large contract awards, renewals and extensions of existing client relationships, and expansion within key accounts across its segments.
The ACV Activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	ACV Activity metric
March 31, 2026	$522
December 31, 2025	517
September 30, 2025	502
June 30, 2025	502
March 31, 2025	498
Capital Resources and Liquidity
As of March 31, 2026 and December 31, 2025, total cash and cash equivalents were $228 million and $233 million, respectively. We also have a $357 million Revolving Credit Facility (the "Facility") (reducing to $187 million in October 2026 and maturing in August 2028) for our various cash needs. As of March 31, 2026 we had $144 million outstanding borrowings under the Facility and an additional $23 million was used for letters of credit. The net amount available under the Facility as of March 31, 2026, was $190 million and the amount of borrowings at each quarter-end may be limited by our leverage covenant.
As of March 31, 2026, our total principal debt outstanding was $725 million, of which $23 million was due within one year. We have the intent and ability to refinance the amount outstanding under the Facility on a long-term basis; therefore all amounts outstanding as of March 31, 2026 are classified as long-term on our Condensed Consolidated Balance Sheets. Refer to Note 6 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
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

CNDT Q1 2026 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2026	2025	Better (Worse)
Net cash provided by (used in) operating activities	$(8)	$(58)	$50
Net cash provided by (used in) investing activities	$(14)	$(17)	3
Net cash provided by (used in) financing activities	$30	$(10)	40
Operating activities
The net improvement in cash used in operating activities of $50 million, compared to the prior year period, was primarily due to improved Adjusted EBITDA and favorable working capital results, which included, among other things, net timing differences in payment of variable compensation of $14 million, which benefited the first quarter of 2026. These were partially offset by January 2025 Cyber Event related payments.
Investing activities
Investing cash flow decreased slightly from the prior year due to planned reductions in capital expenditures.
Financing activities
The increase in cash provided by financing activities was due to a net $35 million usage of the Facility for various cash needs.
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
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the three months ended March 31, 2026 and 2025 was $(8) million and $3 million, respectively.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $228 million as of March 31, 2026, along with cash generated by operations and amounts available for borrowing under our revolving credit facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At March 31, 2026, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our material cash requirements.
Critical Accounting Estimates and Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on amounts reported in the accompanying Condensed Consolidated Financial Statements and notes thereto.

CNDT Q1 2026 Form 10-Q

There have been no significant changes during the three months ended March 31, 2026 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We use adjusted EBITDA and adjusted EBITDA Margin as an additional way of assessing certain aspects of our operations that, when viewed with the U.S. GAAP results and the accompanying reconciliations to corresponding U.S. GAAP financial measures, provide a more complete understanding of our on-going business. Adjusted EBITDA Margin is adjusted EBITDA divided by revenue. Adjusted EBITDA represents income (loss) before interest, income taxes, depreciation and amortization and contract inducement amortization adjusted for the following items, if applicable:
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
•Other charges (credits). This includes Other (income) expenses, net on the Condensed Consolidated Statements of Income (Loss) and other adjustments, including former CEO separation costs.

CNDT Q1 2026 Form 10-Q

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
During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 11 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

CNDT Q1 2026 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended March 31, 2026
During the quarter ended March 31, 2026, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no share repurchases during the three months ended March 31, 2026.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
10b5-1 Plans
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CNDT Q1 2026 Form 10-Q

ITEM 6 — EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.1	Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of September 18, 2023.		8-K	2.1	9/19/2023
2.2	First Amendment to Custodial Transfer and Purchase Agreement, between Conduent Business Services, LLC and HealthEquity, Inc., dated as of March 7, 2024.		10-Q	2.2	8/7/2024
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
10.1*	Offer Letter Agreement between Harsha V. Agadi and Conduent Incorporated, dated January 16, 2026.		8-K	10.1	1/23/2026
10.2*	Restricted Stock Unit Award Agreement between Harsha V. Agadi and Conduent Incorporated, dated January 16, 2026.		8-K	10.2	1/23/2026
10.3*	Performance Restricted Stock Unit Award Agreement between Harsha V. Agadi and Conduent Incorporated, dated January 16, 2026.		8-K	10.3	1/23/2026
10.6(a)(i)*	Form of Performance Restricted Unit Award Agreement 2026 (Margin) under the 2021 PIP	X
10.6(a)(ii)*	Form of Performance Restricted Unit Award Agreement 2026 (Share Price) under the 2021 PIP	X
10.6(a)(iii)*	Form of Restricted Unit Award Agreement 2026 under the 2021 PIP	X
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
————————
*    Indicates management contract or compensatory plan or amendment.
**    Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

CNDT Q1 2026 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2026

CONDUENT INCORPORATED (Registrant)

By:	/s/ GEORGE ABATE
George Abate Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

CNDT Q1 2026 Form 10-Q