Form 10-Q
period 2026-06-30
CONDUENT Inc
filed 2026-08-10
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at July 31, 2026
Common Stock,	$0.01 par value	155,520,800

Conduent Q2 2026 Form 10-Q

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: risks related to recently announced divestitures including the sale of the Company’s (i) Public Transit business and (ii) Tolling business, including but not limited to our ability to realize the benefits anticipated from such transactions, as well as unexpected costs, liabilities or delays associated with such transactions; competitive restrictions applicable to the Company and its affiliates under the definitive transaction agreements; risks related to the equity interest in Quarterhill Inc. to be received as partial consideration in the Tolling transaction, including fluctuations in the value of such interest; government appropriations and termination rights contained in our government contracts; the impact of changes in government spending levels, budget priorities or efficiency initiatives, including federal cost-reduction programs, on demand for our government solutions and services; the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; the impact of geopolitical events and geopolitical tensions (such as the war in Ukraine and conflict in the Middle East), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; the impact of changes in trade policies, tariffs or export controls on our cost structure, supply chain and business operations; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in continued interest in outsourced business process services; the adverse effect of claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; the effects related to our use of artificial intelligence ("AI") on our business; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; risks related to hacking or other cybersecurity threats to our data systems, information systems and network infrastructure and other service interruptions, including relating to the previously disclosed cyber event that took place in January 2025 (the "January 2025 Cyber Event"), including our investigation of such incident and mitigation and remediation efforts, the nature and extent of such incident, the potential disruption to our business or operations, the potential impact on our reputation, and our assessments of the likely financial and operational impacts of such incident; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings; the impact of potential goodwill and other asset impairments on our results of operations; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2025 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K filed (or furnished) with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q2 2026 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

June 30, 2026

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q2 2026 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue	$531	$603	$1,118	$1,221

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	435	489	897	995
Selling, general and administrative (excluding depreciation and amortization)	80	90	158	201
Research and development (excluding depreciation and amortization)	—	1	1	2
Depreciation and amortization	37	41	78	82
Restructuring and related costs	20	8	28	12
Interest expense	13	12	25	24
(Gain) loss on divestitures and transaction costs, net	2	4	3	6
Litigation settlements (recoveries), net	1	—	1	2
Other (income) expenses, net	—	1	3	2
Total Operating Costs and Expenses	588	646	1,194	1,326
Income (Loss) Before Income Taxes from Continuing Operations	(57)	(43)	(76)	(105)
Income tax expense (benefit) from continuing operations	12	(1)	15	(7)
Net Income (Loss) from Continuing Operations	(69)	(42)	(91)	(98)
Income (Loss) from Discontinued Operations, Net of Tax	(47)	2	(58)	7
Net Income (Loss)	$(116)	$(40)	$(149)	$(91)

Net Income (Loss) per Share:
Basic:
Continuing operations	$(0.46)	$(0.27)	$(0.62)	$(0.63)
Discontinued operations	(0.30)	0.01	(0.37)	0.04
Basic net income (loss) per share	$(0.76)	$(0.26)	$(0.99)	$(0.59)

Diluted:
Continuing operations	$(0.46)	$(0.27)	$(0.62)	$(0.63)
Discontinued operations	(0.30)	0.01	(0.37)	0.04
Diluted net income (loss) per share	$(0.76)	$(0.26)	$(0.99)	$(0.59)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net Income (Loss)	$(116)	$(40)	$(149)	$(91)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	2	24	(5)	33
Unrecognized gains (losses), net	1	—	(1)	2
Other Comprehensive Income (Loss), Net	3	24	(6)	35

Comprehensive Income (Loss), Net	$(113)	$(16)	$(155)	$(56)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$228	$233
Accounts receivable, net	337	341
Contract assets	10	53
Other current assets	136	125
Assets of discontinued operations held for sale	386	452
Total current assets	1,097	1,204
Land, buildings and equipment, net	152	167
Operating lease right-of-use assets	110	112
Deferred contract costs, net	72	74
Goodwill	614	617
Other long-term assets	200	223
Total Assets	$2,245	$2,397
Liabilities and Equity
Current portion of long-term debt	$21	$22
Accounts payable	95	108
Accrued compensation and benefits costs	127	136
Contract liabilities	46	44
Other current liabilities	212	201
Liabilities of discontinued operations held for sale	206	217
Total current liabilities	707	728
Long-term debt	697	665
Deferred taxes	16	19
Operating lease liabilities	83	83
Other long-term liabilities	74	75
Total Liabilities	1,577	1,570

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(235)	(235)
Additional paid-in capital	3,969	3,968
Retained earnings (deficit)	(2,767)	(2,613)
Accumulated other comprehensive loss	(443)	(437)
Total Equity	526	685
Total Liabilities and Equity	$2,245	$2,397

Shares of common stock issued and outstanding	155,521	154,709
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	70,097	70,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(149)	$(91)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	90	96
Contract inducement amortization	1	1
Deferred income taxes	—	(7)
Amortization of debt financing costs	1	1
(Gain) loss on divestitures and sales of fixed assets, net	30	2
Stock-based compensation	2	8
Changes in operating assets and liabilities:
Accounts receivable	26	44
Other current and long-term assets	19	(69)
Accounts payable and accrued compensation and benefits costs	(24)	(37)
Other current and long-term liabilities	1	(9)
Net change in income tax assets and liabilities	2	(12)
Net cash provided by (used in) operating activities	(1)	(73)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(18)	(29)
Cost of additions to internal use software	(11)	(9)
Proceeds from divestitures	3	53
Net cash provided by (used in) investing activities	(26)	15
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	60	125
Proceeds from the issuance of debt	—	4
Payments of revolving credit facility	(25)	(125)
Payments of debt	(10)	(15)
Treasury stock purchases	—	(7)
Excise tax payment on treasury stock purchases	—	(2)
Dividends paid on preferred stock	(2)	(5)
(Repurchase of) contribution from noncontrolling interest	—	(5)
Net cash provided by (used in) financing activities	23	(30)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	5
Increase (decrease) in cash, cash equivalents and restricted cash	(3)	(83)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	243	377
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$240	$294
 ___________
(1)Includes $12 million and $19 million of restricted cash as of June 30, 2026 and 2025, respectively, that were included in Other current assets on the respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30, 2026
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at March 31, 2026	$2	$(235)	$3,968	$(2,648)	$(446)	$—	$641
Dividends - preferred stock, $20/share	—	—	—	(3)	—	—	(3)
Stock incentive plans, net	—	—	1	—	—	—	1
Treasury stock purchases	—	—	—		—	—	—
Buyback of noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(116)	—	—	(116)
Other comprehensive income (loss), net	—	—	—	—	3	—	3
Total Comprehensive Income (Loss), Net	—	—	—	(116)	3	—	(113)
Balance at June 30, 2026	$2	$(235)	$3,969	$(2,767)	$(443)	$—	$526

	Three Months Ended June 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at March 31, 2025	$2	$(210)	$3,955	$(2,486)	$(461)	$4	$804
Dividends - preferred stock, $20/share	—	—	—	(3)	—	—	(3)
Stock incentive plans, net	—	—	5	—	—	—	5
Treasury stock purchases	—	(8)	—	—	—	—	(8)
Buyback of noncontrolling interest	—	—	(1)	—	—	(4)	(5)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(40)	—	—	(40)
Other comprehensive income (loss), net	—	—	—	—	24	—	24
Total Comprehensive Income (Loss), Net	—	—	—	(40)	24	—	(16)
Balance at June 30, 2025	$2	$(218)	$3,959	$(2,529)	$(437)	$—	$777

	Six Months Ended June 30, 2026
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2025	$2	$(235)	$3,968	$(2,613)	$(437)	$—	$685
Dividends - preferred stock, $40/share	—	—	—	(5)	—	—	(5)
Stock incentive plans, net	—	—	1	—	—	—	1
Treasury stock purchases	—	—	—	—	—	—	—
Buyback of noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(149)	—	—	(149)
Other comprehensive income (loss), net	—	—	—	—	(6)	—	(6)
Total Comprehensive Income (Loss), Net	—	—	—	(149)	(6)	—	(155)
Balance at June 30, 2026	$2	$(235)	$3,969	$(2,767)	$(443)	$—	$526

	Six Months Ended June 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2024	$2	$(210)	$3,952	$(2,433)	$(472)	$4	$843
Dividends - preferred stock, $40/share	—	—	—	(5)	—	—	(5)
Stock incentive plans, net	—	—	8	—	—	—	8
Treasury stock purchases	—	(8)	—	—	—	—	(8)
Contribution from noncontrolling interest	—	—	(1)	—	—	(4)	(5)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(91)	—	—	(91)
Other comprehensive income (loss), net	—	—	—	—	35	—	35
Total Comprehensive Income (Loss), Net	—	—	—	(91)	35	—	(56)
Balance at June 30, 2025	$2	$(218)	$3,959	$(2,529)	$(437)	$—	$777
___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q2 2026 Form 10-Q

CONDUENT INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. Conduent delivers digital business solutions and services spanning the commercial, government and transportation spectrum – creating valuable outcomes for its clients and the millions of people who count on them. The Company leverages cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 46,000 associates, process expertise and advanced technologies, Conduent's solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
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
Discontinued Operations
On May 21, 2026, the Company entered into a definitive agreement to sell its Public Transit business, an operating unit of its Transportation segment to Modaxo USA Holdings, Inc. and certain affiliates (collectively, "Modaxo"). On June 29, 2026, the Company entered into a definitive agreement to sell its Tolling business, the other operating unit of its Transportation segment to Quarterhill Inc.
These two pending transactions collectively represent an exit from the Transportation business, a strategic shift that will have a major effect on the Company’s operations and financial results. As such, these transactions qualify under applicable accounting guidance for reporting as discontinued operations and the Company reported these businesses as discontinued operations and reclassified their results from its former Transportation segment to Discontinued Operations and no longer reports results for a Transportation segment. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the Company's condensed consolidated balance sheet for the periods presented. Refer to Note 5 – Divestitures and Discontinued Operations to the Condensed Consolidated Financial Statements for additional information, including selected cash flow information.
Unless otherwise indicated, the financial disclosures and related information provided herein relate to the Company's continuing operations, which exclude the Transportation segment, and all prior periods have been recast to reflect discontinued operations.

CNDT Q2 2026 Form 10-Q

Use of Estimates
Preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to fair values of financial instruments, goodwill and intangible assets, income taxes and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In connection with the Company’s periodic review of the estimated useful lives of its buildings and equipment, the Company extended the estimated useful lives of its desktop and laptop computers from three years to four years effective April 1, 2026. The change in estimated useful lives was due to actual and expected longer refresh cycles for these assets. Based on the carrying value of the assets as of March 31, 2026 and those placed in service during the three months ended June 30, 2026, the effects of this change in estimate were decreases in Loss Before Income Taxes from Continuing Operations and Net Loss from Continuing Operations of $1 million and $1 million, respectively, for the three and six months ended June 30, 2026.
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
Internal-use Software: In September 2025, the FASB issued final guidance designed to modernize the accounting for software costs that are accounted for as "internal-use software." This new guidance removes all previous references to project stages. It requires capitalization of software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that this new standard will have on its Condensed Consolidated Financial Statements.

CNDT Q2 2026 Form 10-Q

Note 3 – Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue by major service offering and reportable segment and the timing of revenue recognition. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Commercial:
Customer Experience Management	$91	$122	$210	$266
BPaaS	114	115	229	232
Integrated Digital Solutions	111	128	238	269
Total Commercial	316	365	677	767
Government:
Government Healthcare Solutions	117	137	254	263
Government Services Solutions	98	101	187	191
Total Government	215	238	441	454
Total Consolidated Revenue	$531	$603	$1,118	$1,221

Timing of Revenue Recognition:
Point in time	$17	$18	$36	$37
Over time	514	585	1,082	1,184
Total Revenue	$531	$603	$1,118	$1,221

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
The following table provides information about significant movements in contract assets (current and long-term) for the six months ended June 30, 2026 and 2025:

(in millions)	2026	2025
Beginning balance	$57	$61
Additional contract assets recognized	21	30
Billed and transferred to Accounts receivable and other	(65)	(22)
Ending balance(1)	$13	$69
___
(1) Of which $3 million and $1 million are included in Other long-term assets as of June 30, 2026 and 2025, respectively.

CNDT Q2 2026 Form 10-Q

The following table provides information about significant movements in contract liabilities balances (current and long-term) for the six months ended June 30, 2026 and 2025:

(in millions)	2026	2025
Beginning balance	$86	$96
Deferral of income	49	63
Revenue recognized related to deferral of income(1)	(46)	(67)
Ending balance(2)	$89	$92
___
(1) Of which $30 million and $41 million were recognized during the six months ended June 30, 2026 and 2025, respectively, that related to the Company's contract liabilities as of December 31, 2025 and 2024, respectively.
(2) Of which $43 million and $42 million are included in Other long-term liabilities as of June 30, 2026 and 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2026 was approximately $500 million. The Company expects to recognize approximately 93% of this revenue over the next two years and the remainder thereafter.
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
The Company's CODM evaluates the Company's financial performance based on Segment profit (loss) for its two reportable segments - Commercial and Government. The Company's CODM uses Segment profit (loss) information to monitor budget versus actual results and then uses this information to help make informed decisions about future resource investment, potential restructuring of segments to enhance overall company performance, and future divestitures and acquisitions.
As discussed in Note 5 – Divestitures and Discontinued Operations, the Company has entered into definitive agreements to sell its Transit and Tolling businesses to Modaxo and Quarterhill Inc., respectively. These sales are expected to close before the end of 2026. As a result of the pending sales and having met applicable accounting requirements, the Company reported these businesses as discontinued operations and reclassified their results from the former Transportation segment to Discontinued Operations and no longer reports results for a Transportation segment. All prior periods have been reclassified to conform to this presentation.
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

CNDT Q2 2026 Form 10-Q

Selected financial information for the Company's segments is as follows:

	Three Months Ended June 30,
(in millions)	Commercial	Government	Total(1)
2026
Segment revenue	$316	$215	$531

Expenses
Wages and benefits	$214	$90	$304
Services and supplies	42	57	99
Rent lease and maintenance expense	35	15	50
Other operating expense	1	2	3
Depreciation and amortization expense	17	12	29
Segment expenses	$309	$176	$485

Segment profit (loss)	$7	$39	$46

2025
Segment revenue	$365	$238	$603

Expenses(2)
Wages and benefits	$253	$91	$344
Services and supplies	47	68	115
Rent lease and maintenance expense	36	16	52
Other operating expense	2	3	5
Depreciation and amortization expense	20	11	31
Segment expenses	$358	$189	$547

Segment profit (loss)	$7	$49	$56
__________
(1)    Total excludes Discontinued Operations and Unallocated Costs.
(2)    In the first quarter of 2026, the Company revised its methodology for allocating certain technology costs to the expense categories within its reportable segments. The prior year's expenses have been reclassified to conform to the current year's methodology. This update had no impact on total segment expenses by reportable segment or on total expenses by expense category.

CNDT Q2 2026 Form 10-Q

	Six Months Ended June 30,
(in millions)	Commercial	Government	Total(1)
2026
Segment revenue	$677	$441	$1,118

Expenses
Wages and benefits	$449	$177	$626
Services and supplies	90	120	210
Rent lease and maintenance expense	69	30	99
Other operating expense	2	4	6
Depreciation and amortization expense	38	24	62
Segment expenses	$648	$355	$1,003

Segment profit (loss)	$29	$86	$115

2025
Segment revenue	$767	$454	$1,221

Expenses(2)
Wages and benefits	$523	$185	$708
Services and supplies	101	135	236
Rent lease and maintenance expense	74	32	106
Other operating expense	2	4	6
Depreciation and amortization expense	44	21	65
Segment expenses	$744	$377	$1,121

Segment profit (loss)	$23	$77	$100
__________
(1)    Total excludes Discontinued Operations and Unallocated Costs.
(2)    In the first quarter of 2026, the Company revised its methodology for allocating certain technology costs to the expense categories within its reportable segments. The prior year's expenses have been reclassified to conform to the current year's methodology. This update had no impact on total segment expenses by reportable segment or on total expenses by expense category.

Other operating expense shown above is primarily comprised of third-party legal fees and other miscellaneous expenses.

CNDT Q2 2026 Form 10-Q

The following is a reconciliation of Segment profit (loss) to Income (loss) before income taxes from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Segment Profit (Loss)	$46	$56	$115	$100
Reconciling items:
Unallocated costs(1)	(66)	(73)	(130)	(158)
Amortization of acquired intangible assets	(1)	(1)	(1)	(1)
Restructuring and related costs	(20)	(8)	(28)	(12)
Interest expense	(13)	(12)	(25)	(24)
Gain (loss) on divestitures and transaction costs, net	(2)	(4)	(3)	(6)
Litigation (settlements) recoveries, net	(1)	—	(1)	(2)
Other income (expenses), net	—	(1)	(3)	(2)
Income (Loss) Before Income Taxes From Continuing Operations	$(57)	$(43)	$(76)	$(105)
(1)    Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments. Included in the six months ended June 30, 2026 period are $4 million of former CEO separation costs and a benefit related to a stock compensation plan change as described in Note 13 – Preferred Stock and Common Stock. Included in the six months ended June 30, 2025 period are $25 million of Direct response costs related to the January 2025 Cyber Event as well as a $9 million insurance recovery related to the 2019 Texas Matter. Additionally, Unallocated Costs includes certain indirect costs that are no longer allocated to the former Transportation segment, which is now classified as Discontinued Operations.
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.
Note 5 – Divestitures and Discontinued Operations
Public Transit Divestiture
On May 21, 2026, the Company, by and through its wholly owned subsidiary Conduent Business Services, LLC (“CBS”), entered into an Equity Interest Purchase Agreement (the “Transit Purchase Agreement”) with Modaxo USA Holdings, Inc. and Modaxo France Holdings SAS (collectively, “Transit Buyer”), and Modaxo Group Inc. Under the Transit Purchase Agreement, CBS agreed to sell all of the issued and outstanding equity interests of Conduent Transport Solutions, Inc. and certain non‑U.S. subsidiaries that comprise the Company’s public transit and fare collection business (the “Transit Business”) on the terms and subject to the conditions set forth therein.
The purchase price is $164 million in cash, subject to customary purchase price adjustments. At closing, Transit Buyer will retain (i) a $10 million purchase price holdback for one year to secure net tangible asset related adjustments and certain indemnification claims, if any, (ii) a $12 million special holdback, the release of which is dependent on certain target completion dates for a customer, and (iii) a $0.4 million holdback for one-year to secure the Company’s portion of the retention amount under Transit Buyer’s representation and warranty policy in the event of breaches of certain representations and warranties, in each case, as further described in the Transit Purchase Agreement. Finally, the Transit Purchase Agreement requires $15 million in cash to be transferred with the Transit Business on the day of closing.
The Transit Purchase Agreement contains customary representations and warranties and pre‑closing covenants for a transaction of this type. The transaction is expected to close before the end of 2026, subject to customary conditions and regulatory approvals.
Tolling Divestiture
On June 29, 2026, the Company by and through its wholly owned subsidiary, CBS, entered into an Asset Purchase Agreement (the “Tolling Purchase Agreement”) with Quarterhill Inc., a Canada Business Corporations Act corporation (“Tolling Buyer”). Under the Tolling Purchase Agreement, the Company, by and through certain of its subsidiaries, will sell and assign, and Tolling Buyer will purchase and assume from the Company, certain assets and liabilities of the Company’s tolling solutions business (the “Tolling Business”), on the terms and subject to the conditions set forth therein.

CNDT Q2 2026 Form 10-Q

The purchase price consists of $70 million in cash, subject to customary purchase price adjustments, and a number of common shares of Tolling Buyer equal to 7% of the issued and outstanding shares of Tolling Buyer, calculated as of immediately prior to the closing. The estimated market value of these shares, based on the publicly traded market price of Quarterhill Inc. as of June 30, 2026 was $14 million.
The Tolling Purchase Agreement contains customary representations and warranties and pre‑closing covenants for a transaction of this type. The transaction is expected to close before the end of 2026, subject to customary conditions and regulatory approvals.
Discontinued Operations
Collectively, these two pending transactions represent an exit from the Transportation business, a strategic shift that will have a major effect on the Company’s operations and financial results, and as such, qualify for reporting as discontinued operations. Beginning in the second quarter of 2026, the Company reported the results of the Transportation segment, for the periods presented, in the Company's Condensed Consolidated Statements of Income (Loss) as discontinued operations and reported the assets and liabilities of the Transportation segment on the Condensed Consolidated Balance Sheets as held for sale. All prior periods have been reclassified to conform with this presentation. Additionally, the Company has classified the assets and liabilities held for sale as current assets and liabilities as it expects the two transactions will close within one year. The net assets of discontinued operations are recorded at the lower of their carrying amount or estimated fair value less costs to sell.
In the second quarter of 2026, the Company recorded a net pre-tax loss of $31 million related to the pending Tolling divestiture reflecting the write-down of the carrying value of the Tolling Business to its estimated fair value less costs to sell (the "impairment loss"). Any differences due to changes in fair values less costs to sell or carrying values for the Tolling business will be recognized as a gain or loss in future financial statements. There was no tax benefit recorded related to this loss. This loss is included on the Condensed Consolidated Statements of Income (Loss) in Income (loss) from discontinued operations, net of tax and is included in the Condensed Consolidated Statements of Cash Flows as an adjustment in (Gain) loss on divestitures and sales of fixed assets, net.
Summarized financial information for the Company's Discontinued Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$133	$151	$269	$285
Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	123	128	249	240
Selling, general and administrative (excluding depreciation and amortization)	12	10	25	20
Depreciation and amortization	6	6	12	14
Other (income) expenses, net	37	1	37	(1)
Total Operating Costs and Expenses	178	145	323	273
Income (Loss) Before Income Taxes	(45)	6	(54)	12
Income tax expense (benefit)	2	4	4	5
Net Income (Loss) from Discontinued Operations	$(47)	$2	$(58)	$7
Other (income) expenses, net shown for the three and six months ended June 30, 2026 in the table above include the $31 million impairment loss noted above. This amount includes approximately $2 million of transaction-related costs that have been accrued within Other current liabilities.

CNDT Q2 2026 Form 10-Q

The following is a summary of the major categories of assets and liabilities that have been reclassified as held for sale in connection with the pending Public Transit and Tolling divestitures described above:

(in millions)	June 30, 2026	December 31, 2025
Accounts Receivable, net	$137	$159
Other current assets	95	87
Contract assets	55	70
Land, building and equipment, net	17	14
Operating lease right-of-use assets	20	23
Deferred contract costs, net	49	54
Other long-term assets	42	45
Write-down to fair value	(29)	—
Assets of discontinued operations held for sale	$386	$452
Accounts payable	$29	$34
Accrued compensation and benefits costs	36	37
Contract liabilities	34	30
Other current liabilities	67	70
Operating lease liabilities	15	18
Other long-term liabilities	25	28
Liabilities of discontinued operations held for sale	$206	$217
The following is a summary of selected financial information of the discontinued operations:

	Six Months Ended June 30,
(in millions)	2026	2025
Non-cash expenses
Depreciation of buildings and equipment	$2	$2
Amortization of product software	6	6
Amortization of deferred customer contract costs	4	6
Write-down of assets to estimated fair value less costs to sell	31	—

Capital and other expenditures
Cost of additions to land, buildings and equipment	3	2
Cost of additions to product software	4	1
Costs to obtain and fulfill a contract	—	6
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
In 2026, the Company initiated a transformation project to accelerate growth, improve delivery, modernize technology and optimize support functions (the "2026 Restructuring Program"). Management has estimated that the restructuring and related costs of this project will be in the range of $30 million to $50 million. The estimated completion date of this project is the end of the first half of 2027.
In the future, there may be additional provisions or changes in estimates for the 2026 Restructuring Program or other previously disclosed restructuring programs as payments are made, or actions are completed. Costs associated with restructuring are generally recognized when it has been determined that a liability has been incurred, upon communication to the affected employees or exit from the leased facility.

CNDT Q2 2026 Form 10-Q

A summary of the Company's restructuring program activity in the table below for the six months ended June 30, 2026 and 2025 includes:
•Severance and related costs - employee termination costs, which include severance, retraining and other related contractual benefits;
•Contract termination and other related costs - incremental, non-recurring costs related to professional support services associated with the implementation of certain cost reductions and strategic transformation programs in 2026 and non-lease costs associated with exited lease facilities in both years; and
•Asset impairments - non-cash impairments of operating lease right-of-use assets and associated leasehold improvements related to the reduction of the Company's real estate footprint.

(in millions)	Severance and Related Costs	Contract Termination and Other Related Costs	Asset Impairments	Total
Accrued Balance at December 31, 2025	$5	$3	$—	$8
Provision	19	8	1	28
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	19	8	1	28
Charges against reserve and currency	(12)	(7)	(1)	(20)
Accrued Balance at June 30, 2026	$12	$4	$—	$16

(in millions)	Severance and Related Costs	Contract Termination and Other Related Costs	Asset Impairments	Total
Accrued Balance at December 31, 2024	$13	$2	$—	$15
Provision	7	4	1	12
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	7	4	1	12
Charges against reserve and currency	(12)	(4)	(1)	(17)
Accrued Balance at June 30, 2025	$8	$2	$—	$10
__________
(1)Represents amounts recognized within the Condensed Consolidated Statements of Income (Loss) for the periods shown.
No restructuring and related costs are allocated to the segments.
Note 7 – Debt
Long-term debt was as follows:

(in millions)	June 30, 2026	December 31, 2025
Revolving credit facility	$144	$109
Senior notes due 2029	520	520
Finance lease obligations	46	49
Other	12	13
Principal debt balance	722	691
Debt issuance costs and unamortized discounts	(4)	(4)
Less: current maturities	(21)	(22)
Total Long-term Debt	$697	$665
As of June 30, 2026, the Company had $144 million outstanding borrowings under its Revolving Credit Facility. The Company utilized $23 million of the Revolving Credit Facility to issue letters of credit as of June 30, 2026. Additionally, the Company utilized $76 million of the Performance Letter of Credit Facility to issue performance letters of credit as of June 30, 2026. The remaining unused capacity, reflecting total borrowing facility size minus outstanding borrowings and letters of credit, under the Revolving Credit Facility and the Performance Letter of Credit Facility was $190 million and $17 million, respectively, as of June 30, 2026.
At June 30, 2026, the Company was in compliance with all debt covenants related to the borrowings in the table above.

CNDT Q2 2026 Form 10-Q

Subsequent to the balance sheet date, in July 2026, the Company borrowed $183 million under its Revolving Credit Facility and there are no plans to utilize the funds at this time.
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
At June 30, 2026 and December 31, 2025, the Company had outstanding forward exchange contracts with gross notional values of $199 million and $163 million, respectively. At June 30, 2026, approximately 81% of these contracts mature within three months, 8% in three to six months, 9% in six to twelve months and 2% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's condensed consolidated balance sheet, income statement or cash flows for the periods presented.
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

(in millions)	June 30, 2026	December 31, 2025
Assets:
Foreign exchange contracts - forward	$—	$—
Total Assets	$—	$—
Liabilities:
Foreign exchange contracts - forward	$(4)	$(2)
Total Liabilities	$(4)	$(2)
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$697	$603	$665	$592
The fair value amounts for Cash and cash equivalents, Restricted cash, Accounts receivable, net and Short-term debt approximate carrying amounts due to the short-term maturities of these instruments.

CNDT Q2 2026 Form 10-Q

The fair value of Long-term debt was estimated using quoted market prices for identical or similar instruments (Level 2).
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
The Company recognized an expense related to its defined contribution plans of $2 million and $2 million for the three months ended June 30, 2026 and 2025, respectively, and $3 million and $4 million for the six months ended June 30, 2026 and 2025, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

Note 11 – Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2025	$(444)	$—	$7	$(437)
Other comprehensive income (loss)	(5)	(1)	—	(6)
Balance at June 30, 2026	$(449)	$(1)	$7	$(443)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2024	$(478)	$1	$5	$(472)
Other comprehensive income (loss)	33	2	—	35
Balance at June 30, 2025	$(445)	$3	$5	$(437)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of June 30, 2026. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.

CNDT Q2 2026 Form 10-Q

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's financial position or liquidity.
Litigation Against the Company
Skyview Capital LLC and Continuum Global Solutions, LLC v. Conduent Business Services, LLC: On February 3, 2020, plaintiffs Skyview Capital LLC and Continuum Global Solutions LLC (collectively "Skyview") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Conduent Business Services, LLC ("CBS"), a wholly-owned subsidiary of the Company. The lawsuit relates to the February 2019 sale of a portion of CBS's select standalone customer care call center business to plaintiffs. Under the terms of the sale agreement, CBS received approximately $23 million of promissory notes from plaintiffs (the "Notes"). The lawsuit alleges various causes of action in connection with the acquisition, including: indemnification for breaches of representations and warranties; indemnification for breaches of covenants; and fraud. Skyview sought to avoid its obligations under the Notes, as well as damages against CBS for the alleged breaches of representations and warranties and fraud. On August 20, 2020, CBS filed counterclaims against Skyview seeking the outstanding balance on the Notes, the amounts owed for operating certain Jamaica-based call centers on Skyview’s behalf pending closing (the "Jamaica Deferred Closing"), other obligations under a transition services agreement and its amendments (the "TSAs"), and late rent payment obligations.
In May 2021, the court denied CBS’s motion to dismiss and allowed Skyview’s claims to proceed. Following completion of fact and expert discovery, the parties filed summary judgment motions in July 2023. On December 8, 2023, the court granted the parties’ motions in part and denied them in part. In January 2024, the parties filed cross-notices of appeal with the New York Supreme Court, Appellate Division, First Department ("Appellate Division").
In July 2024, Skyview informed CBS of its intention to sell a portion of its call center business. Skyview and CBS reached an agreement on August 8, 2024, under which, contemporaneously with the closing of such a transaction, Skyview would pay the outstanding principal plus interest due on the outstanding Notes, fully discharging Skyview's obligations under the Notes, and would pay certain of CBS's litigation costs. The transaction closed in December 2024, at which point Skyview paid CBS approximately $33 million, representing all outstanding principal and interest due on the Notes and reimbursement of certain litigation costs. As a result, CBS dismissed its two counterclaims related to the Notes.
In June 2025, the Appellate Division issued a ruling on the parties’ cross-appeals, finding predominantly in CBS’s favor. Specifically, the Appellate Division dismissed Skyview’s fraud claim in its entirety (along with Skyview’s request for punitive damages). In addition, the Appellate Division found there to be issues of fact for trial on Skyview’s breach of contract claim. With respect to CBS’s counterclaims, the Appellate Division (i) affirmed summary judgment for CBS on its counterclaims concerning the TSAs and late rent payment amounts and (ii) affirmed summary judgment for CBS on its Jamaica Deferred Closing counterclaim and instructed the trial court to adjudicate the final amount owed by Skyview to CBS on that counterclaim. The Appellate Division further found that the maximum amount that Skyview would have been entitled to set off against its liability on the Notes was $5 million (the contractual indemnification limit set forth in the sale agreement).
The trial court accordingly entered judgment for CBS of approximately $24 million on the TSA and late rent payment counterclaims on June 23, 2025, with final entry by the County Clerk on August 20, 2025. On July 3, 2025, Skyview filed a motion to reargue the Appellate Division’s decision and, alternatively, for leave to appeal to the New York Court of Appeals. This motion was denied on September 4, 2025.
No trial date has yet been set. Settlement discussions among the parties are ongoing and the court extended the pending pretrial deadlines to September 18, 2026 to allow those efforts to continue.

CNDT Q2 2026 Form 10-Q

CBS continues to deny all of plaintiffs' allegations, believes that it has strong defenses to all plaintiffs’ claims, and will continue to defend the litigation vigorously, if necessary. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of estimates of the possible outcome or loss, if any, in excess of currently recorded reserves.
January 2025 Cyber Event
The Company and CBS (collectively, “Conduent”) are parties to several lawsuits in the U.S. asserted by or on behalf of individuals who allegedly received a notification letter that their personal information may have been affected by the January 2025 Cyber Event. Most of these lawsuits have been consolidated into one single action in the U.S. District Court, District of New Jersey (In re: Conduent Business Services Data Breach Litigation). The initial consolidated complaint was filed by plaintiffs on March 18, 2026, with an amended complaint filed on June 12, 2026. The consolidated litigation has been stayed through September 7, 2026, while the parties explore potential resolution. Conduent denies plaintiffs' allegations, believes that it has strong defenses to plaintiffs’ claims, and will continue to defend the litigations vigorously. The Company has also been responding to several subpoenas, information requests, and investigations from certain governmental agencies and other stakeholders. The Company is not able to determine or predict the ultimate outcome or duration of these proceedings or reasonably provide an estimate or range of estimates of the possible outcome or loss, if any.
Other Contingencies
Certain contracts, primarily in the Company's Government segment and former Transportation segment, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2026, the Company had $570 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $123 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract.
Note 13 – Preferred Stock and Common Stock
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

CNDT Q2 2026 Form 10-Q

Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data in whole dollars and shares in thousands)	2026	2025	2026	2025
Basic Net Earnings (Loss) per Share:
Net Income (Loss) from Continuing Operations	$(69)	$(42)	$(91)	$(98)
Net Income (Loss) from Discontinued Operations	(47)	2	(58)	7
Net Income (Loss)	(116)	(40)	(149)	(91)
Dividend - Preferred Stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(119)	$(43)	$(154)	$(96)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss) from Continuing Operations	$(69)	$(42)	$(91)	$(98)
Net Income (Loss) from Discontinued Operations	(47)	2	(58)	7
Net Income (Loss)	(116)	(40)	(149)	(91)
Dividend - Preferred Stock	(3)	(3)	(5)	(5)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(119)	$(43)	$(154)	$(96)

Weighted Average Common Shares Outstanding - Basic	155,288	161,162	155,095	161,448
Common Shares Issuable With Respect To:
Restricted Stock and Performance Units / Shares	—	—	—	—
8% Convertible Preferred Stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	155,288	161,162	155,095	161,448

Net Earnings (Loss) per Share:
Basic:
Continuing operations	$(0.46)	$(0.27)	$(0.62)	$(0.63)
Discontinued operations	(0.30)	0.01	(0.37)	0.04
Basic net income (loss) per share	$(0.76)	$(0.26)	$(0.99)	$(0.59)

Diluted:
Continuing operations	$(0.46)	$(0.27)	$(0.62)	$(0.63)
Discontinued operations	(0.30)	0.01	(0.37)	0.04
Diluted net income (loss) per share	$(0.76)	$(0.26)	$(0.99)	$(0.59)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	12,307	19,849	12,891	17,615
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	17,700	25,242	18,284	23,008

CNDT Q2 2026 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	June 30, 2026	December 31, 2025
Other Current Assets
Prepaid expenses	$82	$73
Income taxes receivable	14	9
Value-added tax receivable	4	4
Restricted cash	12	10
Net receivables from buyers of divested businesses	1	1
Other	23	28
Total Other Current Assets	$136	$125
Other Current Liabilities
Accrued liabilities to vendors	$93	$95
Current operating lease liabilities	39	44
Restructuring liabilities	16	8
Income tax payable	9	1
Other taxes payable	11	12
Accrued interest	5	5
Direct response costs - cyber event liabilities	—	8
Due to factoring counterparty	11	9
Other	28	19
Total Other Current Liabilities	$212	$201
Other Long-term Assets
Internal use software, net	$85	$90
Intangible assets, net	10	12
Product software, net	29	38
Deferred tax assets	13	14
Other	63	69
Total Other Long-term Assets	$200	$223
Other Long-term Liabilities
Income tax liabilities	15	14
Contract liabilities	43	43
Other	16	18
Total Other Long-term Liabilities	$74	$75

CNDT Q2 2026 Form 10-Q

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless otherwise noted, the discussion of our results is on a continuing operations basis and does not include discontinued operations. Transactions and other factors significantly impacting our financial condition, results of operations and liquidity are generally discussed in order of magnitude. Our MD&A is presented in seven sections:
•Overview;
•Financial Information and Analysis of Results of Operations;
•Metrics;
•Capital Resources and Liquidity;
•Critical Accounting Estimates and Policies;
•Recent Accounting Changes; and
•Non-GAAP Financial Measures.
The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes.
Overview
We deliver digital business solutions and services spanning the commercial and government spectrum – creating valuable outcomes for our clients and the millions of people who count on them. We leverage cloud computing, artificial intelligence ("AI"), machine learning, automation and advanced analytics to deliver mission-critical solutions. Through a dedicated global team of approximately 46,000 associates, process expertise and advanced technologies, our solutions and services digitally transform our clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
Headquartered in Florham Park, New Jersey, we have operations in 24 countries as of June 30, 2026.
Our reportable segments correspond to how we organize and manage the business and are aligned to the industries in which our clients operate. These two segments are:
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
Executive Summary
Our transformation at Conduent continued during the second quarter of 2026 as we built upon the strategic priorities established earlier in the year. Throughout the quarter, we remained focused on driving growth in targeted markets, advancing portfolio optimization initiatives, strengthening operational execution, and improving the efficiency of our cost structure. These actions contributed to continued progress in our efforts to position the Company for sustainable long-term growth and profitability. Our priorities remain unchanged: accelerating execution, enforcing financial discipline, reducing costs, optimizing the portfolio, converting pipeline into growth, and simplifying the organization. During the second quarter, we made further progress against these objectives and believe we are building momentum as we move through the remainder of 2026.
During the second quarter of 2026 we achieved the following:

CNDT Q2 2026 Form 10-Q

•Entered into agreements to sell the Transit and Tolling businesses, which together comprise our Transportation segment, for aggregate consideration of $248 million less $15 million in cash to be transferred with the Transit Business on the day of closing. The transactions are expected to close in the second half of 2026. Collectively, these two transactions represent an exit from the Transportation business, a strategic shift that will have a major effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. See Note 5 – Divestitures and Discontinued Operations for additional information. As of June 30, 2026, the Company had total outstanding surety bonds of $570 million and performance and other letters of credit of $123 million. In connection with the divestitures, $473 million of these bonds and $89 million of the letters of credit are expected to be transferred to the respective buyers.
•Launched the 2026 Restructuring Program, a company-wide transformation initiative focused on improving growth, margins, operational execution, and efficiency across our global organization. This initiative is designed to accelerate growth, improve delivery, modernize technology and optimize support functions and is expected to deliver at least $100 million in annual savings.
•Secured a significant expansion with an existing Commercial client, adding approximately 1,000 associates to support customer experience operations. This engagement represents one of the largest growth opportunities within our healthcare portfolio and demonstrates our ability to scale delivery capabilities while maintaining operational excellence.
•Appointed a Head of Global Shared Services to further strengthen accountability, enhance operational consistency, and improve execution across our global organization. The leadership appointment supports the continued alignment of key global functions and enables our client delivery teams to remain focused on serving clients.
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
While the Company did not experience material impacts to its operating environment or costs from the event itself, the Company incurred and accrued $25 million of non-recurring expenses in the first quarter of 2025 related to the event based on the notification requirements described above. We have made cash disbursements of $25 million through June 30, 2026 related to this matter. Any expense in excess of this amount up to the coverage limit have been and are anticipated to be covered by the cyber insurance policy that the Company maintains.
It is possible that future risks and uncertainties resulting from the January 2025 Cyber Event, including those related to impacted data, litigation, reputational harm, and regulatory actions, could adversely affect the Company’s financial condition or results of operations. See also Note 12 – Contingencies and Litigation contained herein and Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (Risk Factors).

CNDT Q2 2026 Form 10-Q

Financial Information and Analysis of Results of Operations

	Three Months Ended June 30,		2026 vs. 2025
(in millions)	2026	2025	$ Change	% Change
Revenue	$531	$603	$(72)	(12)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	435	489	(54)	(11)%
Selling, general and administrative (excluding depreciation and amortization)	80	90	(10)	(11)%
Research and development (excluding depreciation and amortization)	—	1	(1)	(100)%
Depreciation and amortization	37	41	(4)	(10)%
Restructuring and related costs	20	8	12	150%
Interest expense	13	12	1	8%
(Gain) loss on divestitures and transaction costs, net	2	4	(2)	(50)%
Litigation settlements (recoveries), net	1	—	1	n/m
Other (income) expenses, net	—	1	(1)	—%
Total Operating Costs and Expenses	588	646	(58)

Income (Loss) Before Income Taxes from Continuing Operations	(57)	(43)	(14)
Income tax expense (benefit) from continuing operations	12	(1)	13
Net Income (Loss) from Continuing Operations	$(69)	$(42)	$(27)
Income (Loss) from Discontinued Operations, Net of Tax	(47)	2	(49)
Net Income (Loss)	$(116)	$(40)	$(76)

	Six Months Ended June 30,		2026 vs. 2025
(in millions)	2026	2025	$ Change	% Change
Revenue	$1,118	$1,221	$(103)	(8)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	897	995	(98)	(10)%
Selling, general and administrative (excluding depreciation and amortization)	158	201	(43)	(21)%
Research and development (excluding depreciation and amortization)	1	2	(1)	(50)%
Depreciation and amortization	78	82	(4)	(5)%
Restructuring and related costs	28	12	16	133%
Interest expense	25	24	1	4%
(Gain) loss on divestitures and transaction costs, net	3	6	(3)	(50)%
Litigation settlements (recoveries), net	1	2	(1)	(50)%
Other (income) expenses, net	3	2	1	50%
Total Operating Costs and Expenses	1,194	1,326	(132)

Income (Loss) Before Income Taxes from Continuing Operations	(76)	(105)	29
Income tax expense (benefit) from continuing operations	15	(7)	22
Net Income (Loss) from Continuing Operations	$(91)	$(98)	$7
Income (Loss) from Discontinued Operations, Net of Tax	(58)	7	(65)
Net Income (Loss)	$(149)	$(91)	$(58)

CNDT Q2 2026 Form 10-Q

Revenue
Revenue for the three and six months ended June 30, 2026 decreased compared to the prior year period, primarily driven by contract losses, including the loss of the largest Commercial segment customer, and lower volumes, partially offset by new business ramp.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three and six months ended June 30, 2026 decreased compared to the prior year periods, primarily driven by lower expenses associated with reduced revenues and cost optimization initiatives.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended June 30, 2026 decreased compared the prior year period, primarily driven by cost efficiencies in our corporate functions and lower healthcare costs resulting from reduced U.S. headcount.
SG&A for the six months ended June 30, 2026 decreased compared to the prior year period, primarily driven by non-recurring items in the first quarter of 2025. These items included the $25 million of direct response costs related to the January 2025 Cyber Event and the $9 million benefit from the recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019. In addition, cost efficiencies in our corporate functions and lower healthcare costs resulting from reduced U.S. headcount contributed to the decrease. The current year period SG&A also included two offsetting items. Separation costs of approximately $4 million related to the departure of our former Chief Executive Officer were offset by an approximate $3 million net benefit related to our 2025 Annual Performance Incentive Plan as described in Note 13 – Preferred Stock and Common Stock.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2026 decreased compared to the prior year periods due to lower capital investments.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Severance and related costs	$13	$6	$19	$7
Contract termination and other related costs	6	3	8	4
Asset impairments	1	(1)	1	1
Restructuring and related costs	$20	$8	$28	$12
Restructuring and related costs for the three and six months ended June 30, 2026 increased compared to the prior year periods due to the 2026 Restructuring Program noted above. Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three and six months ended June 30, 2026 increased slightly, compared to the prior year periods due to higher average outstanding debt balances under our Credit Facility.

CNDT Q2 2026 Form 10-Q

(Gain) Loss on Divestitures and Transaction Costs
(Gain) loss on divestitures and transaction costs include professional fees and other costs related to consummated and certain other non-consummated transactions considered by the Company related to its portfolio rationalization activities. These costs exclude costs directly related to the pending divestitures of our Transit and Tolling businesses, which have been reclassified to Income (loss) from discontinued operations, net of tax. The remaining amount of these costs for the three and six months ended June 30, 2026 declined, compared to the prior year periods, due to reduced portfolio rationalization activities.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the six months ended June 30, 2026 and 2025 were not material.
Other (Income) Expenses, Net
Other (income) expenses, net for the six months ended June 30, 2026 and 2025 primarily include interest income on cash investments, accounts receivable factoring fees and foreign currency transaction losses (gains).
Income Taxes from Continuing Operations
The effective continuing operations tax rate for the three months ended June 30, 2026 was (20.8)%, compared to 2.7% for the three months ended June 30, 2025. The June 30, 2026 rate was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances, geographic mix of income and discrete taxes. The effective tax rate for the three months ended June 30, 2025 was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances and geographic mix of income.
Excluding the impact of restructuring, divestiture-related transaction costs, other expenses, amortization, valuation allowances and discrete tax items, the normalized effective tax rate for the three months ended June 30, 2026 was 20.5%. The normalized effective tax rate for the three months ended June 30, 2025 was 21.9%, primarily due to excluding the impact of amortization, restructuring, divestitures, valuation allowances and discrete tax items.
The effective continuing operations tax rate for the six months ended June 30, 2026 was (20.2)%, compared to 6.8% for the six months ended June 30, 2025. The June 30, 2026 rate was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances, geographic mix of income and discrete taxes. The effective tax rate for the six months ended June 30, 2025 was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances and geographic mix of income.
Excluding the impact of restructuring, former CEO departure costs, divestiture-related transaction costs, other expenses, amortization, valuation allowances and discrete tax items, the normalized effective tax rate for the six months ended June 30, 2026 was 24.0%. The normalized effective tax rate for the six months ended June 30, 2025 was 24.9%, primarily due to excluding the impact of amortization, restructuring, divestitures, reserves for the Direct response costs - cyber event, valuation allowances and discrete tax items.
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
Net Loss from Discontinued Operations, Net of Tax
Net loss from discontinued operations, net of tax for all periods presented relates to the reclassification of our former Transportation segment to discontinued operations. The three and six months ended June 30, 2026 amounts include the impairment loss of $31 million related to our Tolling business. See Note 5 – Divestitures and Discontinued Operations for additional information.

CNDT Q2 2026 Form 10-Q

Operations Review of Segment Revenue and Profit
Our financial performance is based on Segment Profit (Loss) for the following two segments:
•Commercial; and
•Government.
The information below has been revised to exclude the results of our former Transportation segment, which, as described in Note 5 – Divestitures and Discontinued Operations, has been reclassified to Discontinued Operations following the announcement of the planned divestitures of the Transit business and Tolling business.
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
Results of our financial performance were:

	Three Months Ended June 30,
	Commercial	Government	Unallocated Costs(2)	Total
(in millions)	Reportable Segments
2026
Segment revenue	$316	$215	$—	$531
Segment profit (loss)	$7	$39	$(66)	$(20)
Segment depreciation and amortization	$17	$12	$7	$36
Other adjustments(1)	$—	$—	$—	$—
Direct response costs - cyber event	$—	$—	$—	$—
Adjusted EBITDA	$24	$51	$(59)	$16

% of Total Revenue	59.5%	40.5%	—%	100.0%
Adjusted EBITDA Margin	7.6%	23.7%	—%	3.0%

2025
Segment Revenue	$365	$238	$—	$603
Segment profit (loss)	$7	$49	$(73)	$(17)
Segment depreciation and amortization	$20	$11	$9	$40
Other adjustments	$—	$—	$—	$—
Direct response costs - cyber event	$—	$—	$—	$—
Adjusted EBITDA	$27	$60	$(64)	$23

% of Total Revenue	60.5%	39.5%	—%	100.0%
Adjusted EBITDA Margin	7.4%	25.2%	—%	3.8%

CNDT Q2 2026 Form 10-Q

	Six Months Ended June 30,
	Commercial	Government	Unallocated Costs(2)	Total
(in millions)	Reportable Segments
2026
Segment revenue	$677	$441	$—	$1,118
Segment profit (loss)	$29	$86	$(130)	$(15)
Segment depreciation and amortization	$38	$24	$15	$77
Other adjustments(1)	$—	$—	$4	$4
Adjusted EBITDA	$67	$110	$(111)	$66

% of Total Revenue	60.6%	39.4%	—%	100.0%
Adjusted EBITDA Margin	9.9%	24.9%	—%	5.9%

2025
Segment Revenue	$767	$454	$—	$1,221
Segment profit (loss)	$23	$77	$(158)	$(58)
Segment depreciation and amortization	$44	$21	$16	$81
Direct response costs - cyber event	$—	$—	$25	$25
Adjusted EBITDA	$67	$98	$(117)	$48

% of Total Revenue	62.8%	37.2%	—%	100.0%
Adjusted EBITDA Margin	8.7%	21.6%	—%	3.9%
_____
(1) Other adjustments in 2026 consist of former CEO separation costs.
(2) Unallocated Costs in Segment profit (loss) includes certain indirect costs that are no longer allocated to the former Transportation segment, which is now classified as Discontinued Operations. These costs were $4 million and $6 million for the three months ended June 30, 2026 and 2025, respectively. These costs were $8 million and $13 million for the six months ended June 30, 2026 and 2025, respectively.

CNDT Q2 2026 Form 10-Q

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA and Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes From Continuing Operations	2026	2025	2026	2025
Adjusted EBITDA	$16	$23	$66	$48
Reconciling items:
Segment depreciation and amortization	(36)	(40)	(77)	(81)
Direct response costs - cyber event	—	—	—	(25)
Other adjustments(1)	—	—	(4)	—
Segment Profit (Loss)	$(20)	$(17)	$(15)	$(58)
Reconciling items:
Amortization of acquired intangible assets	(1)	(1)	(1)	(1)
Restructuring and related costs	(20)	(8)	(28)	(12)
Interest expense	(13)	(12)	(25)	(24)
Gain (loss) on divestitures and transaction costs, net	(2)	(4)	(3)	(6)
Litigation (settlements) recoveries, net	(1)	—	(1)	(2)
Other income (expenses), net	—	(1)	(3)	(2)
Income (Loss) Before Income Taxes From Continuing Operations	$(57)	$(43)	$(76)	$(105)
_____
(1) Other adjustments in 2026 consist of former CEO separation costs.
Commercial Segment
Revenue
Commercial revenue for the three and six months ended June 30, 2026 decreased, compared to the prior year periods, primarily driven by contract losses, including our largest customer, and lower volumes, partially offset by new business ramp.
Segment Profit and Adjusted EBITDA
Commercial segment profit and Adjusted EBITDA for the three months ended June 30, 2026 decreased, compared to the prior year period, primarily due to the revenue drivers noted above, as well as negative discrete impacts from penalties and unfavorable price adjustments.
Commercial segment profit for the six months ended June 30, 2026 increased, compared to the prior year period, while Adjusted EBITDA remained relatively flat. The increase in segment profit was primarily driven by cost efficiencies implemented in the second half of the prior year, including lower fixed technology overhead, partially offset by the revenue drivers and discrete negative impacts from penalties and unfavorable price adjustments noted above.
Government Segment
Revenue
Government revenue for the three and six months ended June 30, 2026 decreased, compared to the prior year periods, primarily due to contract losses and lower volumes. These declines were partially offset by the ramp of new business.
Segment Profit and Adjusted EBITDA
Government segment profit and Adjusted EBITDA for the three months ended June 30, 2026 decreased, compared to the prior year period, primarily due to the revenue drivers noted above. Government Adjusted EBITDA Margin for the three months ended June 30, 2026 decreased compared to the prior year period, primarily due to reserves recorded in the current year and a favorable reserve reversal recognized in the second quarter of 2025.
Government segment profit and Adjusted EBITDA for the six months ended June 30, 2026 increased, compared to the prior year period, primarily due to cost efficiencies and continued lower expenses in our Government Services business, partially offset by the revenue drivers noted above.

CNDT Q2 2026 Form 10-Q

Unallocated Costs
Unallocated Costs for the three and six months ended June 30, 2026 were favorable, compared to the prior year period, primarily driven by the absence of non-recurring items recognized in the prior year, including direct response costs related to the January 2025 Cyber Event and the recovery of legal costs from an insurance carrier related to the previously disclosed State of Texas matter, as well as cost efficiencies in our corporate functions.
Metrics
Metrics
We use metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We disclose these metrics to provide transparency in our performance trends. We present certain key metrics, including Signings and ACV Activity as defined below. All amounts exclude our Discontinued Operations.
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
Signings information for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		2026 vs. 2025
($ in millions)	2026	2025	$ Change	% Change
New business ACV	$99	$111	$(12)	(11)%

New business TCV	$194	$216	$(22)	(10)%
Renewals TCV	617	466	151	32%
Total Signings	$811	$682	$129	19%

Annual recurring revenue signings(1)	$73	$60	$13	22%
Non-recurring revenue signings(2)	$27	$55	$(28)	(51)%

	Six Months Ended June 30,		2026 vs. 2025
($ in millions)	2026	2025	$ Change	% Change
New business ACV	$188	$188	$—	—%

New business TCV	$356	$376	$(20)	(5)%
Renewals TCV	903	704	199	28%
Total Signings	$1,259	$1,080	$179	17%

Annual recurring revenue signings(1)	$112	$100	$12	12%
Non-recurring revenue signings(2)	$101	$94	$7	7%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

CNDT Q2 2026 Form 10-Q

The total new business pipeline as of June 30, 2026 and 2025 was $3.0 billion and $2.7 billion, respectively. Total new business pipeline is defined as total new business ACV pipeline of deals at or beyond the qualified prospect stage. This extends past the next twelve-month period to include total pipeline.
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
The ACV Activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	ACV Activity metric
June 30, 2026	$364
March 31, 2026	376
December 31, 2025	364
September 30, 2025	348
June 30, 2025	361
Capital Resources and Liquidity
As of June 30, 2026 and December 31, 2025, total cash and cash equivalents were $228 million and $233 million, respectively. We also have a $357 million Revolving Credit Facility (the "Facility") (reducing to $187 million in October 2026 and maturing in August 2028) for our various cash needs. As of June 30, 2026 we had $144 million outstanding borrowings under the Facility and an additional $23 million was used for letters of credit. The net amount available under the Facility as of June 30, 2026, was $190 million and the amount of borrowings at each quarter-end may be limited by our leverage covenant. Subsequent to the balance sheet date, in July 2026, the Company borrowed $183 million under its Revolving Credit Facility and there are no plans to utilize the funds at this time.
As of June 30, 2026, our total principal debt outstanding was $722 million, of which $21 million was due within one year. We have the intent and ability to refinance the amount outstanding under the Facility on a long-term basis; therefore, all amounts outstanding as of June 30, 2026 are classified as long-term on our Condensed Consolidated Balance Sheets. Refer to Note 7 – Debt in the Condensed Consolidated Financial Statements for additional debt information.
To provide financial flexibility and finance certain investments and projects, we may continue to utilize external financing arrangements. However, we believe that our cash on hand, projected cash flow from operations (considering the impacts of the sale of our Transportation businesses), sound balance sheet and our revolving line of credit will continue to provide sufficient financial resources to meet our expected business obligations for at least the next twelve months.

CNDT Q2 2026 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2026	2025	Better (Worse)
Net cash provided by (used in) operating activities	$(1)	$(73)	$72
Net cash provided by (used in) investing activities	$(26)	$15	(41)
Net cash provided by (used in) financing activities	$23	$(30)	53
Operating activities
The net improvement in cash used in operating activities of $72 million, compared to the prior year period, was primarily due to favorable working capital results, which included, among other things, the effects of the natural evolution of some of our long-term projects in the Government and former Transportation segments whereby milestones have been achieved and contractual amounts billed and collected. This was partially offset by lower Adjusted EBITDA and higher January 2025 Cyber Event-related payments.
Investing activities
Investing cash usage increased from the prior year due to the absence of the $50 million cash received in the prior year related to the non-interest bearing note from the Curbside Management and Public Safety Solutions divestiture. This was partially offset by planned reductions in capital expenditures.
Financing activities
The increase in cash provided by financing activities was due to a net $35 million draw-down of the Facility for various cash needs in the current year as well as the absence of Treasury stock purchases and the repurchase of the noncontrolling interest in an Australian entity, both of which were made in the prior year.
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
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the six months ended June 30, 2026 and 2025 was $(1) million and $(11) million, respectively.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $228 million as of June 30, 2026, along with cash generated by operations and amounts available for borrowing under our revolving credit facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At June 30, 2026, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our material cash requirements.

CNDT Q2 2026 Form 10-Q

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
There have been no significant changes during the six months ended June 30, 2026 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Changes
See Note 2 – Recent Accounting Pronouncements for information on accounting standards adopted during the current year, as well as recently issued accounting standards not yet required to be adopted and the expected impact of the adoption of these accounting standards.
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. GAAP. In addition, within this Form 10-Q Part I Item 2 we have discussed our financial results using non-GAAP measures for our Continuing Operations only, unless otherwise noted.
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

CNDT Q2 2026 Form 10-Q

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

CNDT Q2 2026 Form 10-Q

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 12 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.
We will hold a minority equity interest in Quarterhill Inc. as partial consideration from the sale of our Tolling business, which subjects us to risks relating to the value and liquidity of such interest, foreign currency exposure, and the performance of a business over which we have no control.
In connection with the sale of our Tolling business to Quarterhill Inc. ("Quarterhill"), we will receive, in addition to $70 million in cash, a number of common shares of Quarterhill equal to seven percent (7%) of the issued and outstanding shares of Quarterhill, calculated as of immediately prior to the closing, along with registration rights and board observer rights. Quarterhill's common shares are listed on the Toronto Stock Exchange (the "TSX") under the symbol "QTRH" and on the OTCQX Best Market under the symbol "QTRHF." The market price of Quarterhill's common shares may be volatile and could decline significantly after the closing due to factors unrelated to Quarterhill's operating performance, including general economic and market conditions, industry trends, analyst coverage, investor sentiment, and trading volumes, which would reduce the value of the consideration we ultimately realize from the transaction and could result in significant fair value losses that increase the volatility of our reported earnings. Our ability to monetize the equity interest may be limited by the trading volume in Quarterhill's common shares, contractual lock-up or standstill restrictions, applicable U.S. and Canadian securities laws, and volume limitations under available resale exemptions, and sales of a significant number of shares, or the perception that such sales could occur, could itself depress the prevailing market price. Because Quarterhill's shares trade on the TSX in Canadian dollars, the U.S. dollar value of our equity interest will also be subject to fluctuations in exchange rates, which we may not hedge. Our equity interest represents a minority position that does not provide us with the ability to direct or control Quarterhill's business strategy, operations, capital allocation, or governance, including with respect to the integration and operation of our former Tolling business. There can be no assurance that Quarterhill will successfully integrate the Tolling business, achieve expected synergies, maintain key customer relationships, or generate the financial performance necessary to support or increase the value of its common shares, and a deterioration in Quarterhill's business, competitive position, or financial condition could materially reduce the value of our equity interest or render it worthless.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended June 30, 2026
During the quarter ended June 30, 2026, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no share repurchases during the three months ended June 30, 2026.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

CNDT Q2 2026 Form 10-Q

ITEM 5 — OTHER INFORMATION
10b5-1 Plans
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CNDT Q2 2026 Form 10-Q

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
2.3
Equity Interest Purchase Agreement dated as of May 21, 2026 among Conduent Business Services, LLC, Modaxo USA Holdings, Inc., Modaxo France Holdings SAS, and solely for purposes of Section 11.18 hereto, Modaxo Group, Inc.
		X
2.4
Asset Purchase Agreement dated as of June 29, 2026, among Conduent Business Services, LLC, Conduent State & Local Solutions, Inc. Conduent Public Sector UK Limited, Quarterhill Inc. and Red Fox I.D. Limited
		X
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
10.1(a)(i)*	Form of Performance Restricted Unit Award Agreement 2026 (Margin) under the 2021 PIP.		10-Q	10.6(a)(i)	5/11/2026
10.1(a)(ii)*	Form of Performance Restricted Unit Award Agreement 2026 (Share Price) under the 2021 PIP.		10-Q	10.6(a)(ii)	5/11/2026
10.1(a)(iii)*	Form of Restricted Unit Award Agreement 2026 under the 2021 PIP.		10-Q	10.6(a)(iii)	5/11/2026
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

CNDT Q2 2026 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 2026

CONDUENT INCORPORATED (Registrant)

By:	/s/ GEORGE ABATE
George Abate Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

CNDT Q2 2026 Form 10-Q