Form 10-Q
period 2026-09-30
CONDUENT Inc
filed 2026-11-05
CIK 1677703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class		Outstanding at October 31, 2026
Common Stock,	$0.01 par value	155,681,722

Conduent Q3 2026 Form 10-Q

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
Important factors and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements include, but are not limited to: risks related to recently announced divestitures including the sale of the Company’s (i) Transit Business and (ii) Tolling Business, including but not limited to our ability to realize the benefits anticipated from such transactions, unexpected costs, liabilities or delays associated with such transactions, the risk of litigation or regulatory actions and our inability to retain and hire key personnel; with respect to the sale of the Transit Business, risks that we do not receive some or all of the holdback amounts, including as a result of post-closing purchase price adjustments, indemnification claims or the failure to satisfy the conditions to release; the risk that transaction costs, taxes or other amounts payable in connection with the sale of the Transit Business exceed our current expectations; with respect to the pending sale of our Tolling Business, risks related to the equity interest in Quarterhill Inc. to be received as partial consideration in the Tolling transaction, including fluctuations in the value of such interest, the risk that required regulatory approvals, third-party consents or other closing conditions are not satisfied such that the closing is delayed or does not occur; government appropriations and termination rights contained in our government contracts; the impact of changes in government spending levels, budget priorities or efficiency initiatives, including federal cost-reduction programs, on demand for our government solutions and services; the competitiveness of the markets in which we operate and our ability to renew commercial and government contracts, including contracts awarded through competitive bidding processes; our ability to recover capital and other investments in connection with our contracts; the impact of geopolitical events and geopolitical tensions (such as the war in Ukraine and conflict in the Middle East), macroeconomic conditions, natural disasters and other factors in a particular country or region on our workforce, customers and vendors; the impact of changes in trade policies, tariffs or export controls on our cost structure, supply chain and business operations; our reliance on third-party providers; our ability to deliver on our contractual obligations properly and on time; changes in continued interest in outsourced business process services; the adverse effect of claims of infringement of third-party intellectual property rights; our ability to estimate the scope of work or the costs of performance in our contracts; the loss of key senior management and our ability to attract and retain necessary technical personnel and qualified subcontractors; our failure to develop new service offerings and protect our intellectual property rights; our ability to modernize our information technology infrastructure and consolidate data centers; expectations relating to environmental, social and governance considerations; utilization of our stock repurchase program; the effects related to our use of artificial intelligence ("AI") on our business; the failure to comply with laws relating to individually identifiable information and personal health information; the failure to comply with laws relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions; breaches of our information systems or security systems or any service interruptions; risks related to hacking or other cybersecurity threats to our data systems, information systems and network infrastructure and other service interruptions, including relating to the previously disclosed cyber event that took place in January 2025 (the "January 2025 Cyber Event"), including our investigation of such incident and mitigation and remediation efforts, the nature and extent of such incident, the potential disruption to our business or operations, the potential impact on our reputation, and our assessments of the likely financial and operational impacts of such incident; our ability to comply with data security standards; developments in various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings, including with respect to the class action settlement related to the January 2025 Cyber Event, and the possibility that the court may materially alter or fail to approve the settlement agreement, uncertainties regarding the outcome of other legal proceedings or government investigations related to the January 2025 Cyber Event, unexpected costs or liabilities in connection with the settlement agreement and January 2025 Cyber Event, the risk of litigation or regulatory actions related to the January 2025 Cyber Event, and the availability and timing of cyber insurance recovery; the impact of potential goodwill and other asset impairments on our results of operations; our significant indebtedness and the terms of such indebtedness; our failure to obtain or maintain a satisfactory credit rating and financial performance; our ability to obtain adequate pricing for our services and to improve our cost structure; our ability to collect our receivables, including those for unbilled services; a decline in revenues from, or a loss of, or a reduction in business from or failure of significant clients; fluctuations in our non-recurring revenue; increases in the cost of voice and data services or significant interruptions in such services; our ability to receive dividends and other payments from our subsidiaries; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-Q as well as in our 2025 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q and Current Report on Form 8-K filed (or furnished) with the Securities and Exchange Commission (the "SEC"). Any

CNDT Q3 2026 Form 10-Q

forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether because of new information, subsequent events or otherwise, except as required by law.

CNDT Q3 2026 Form 10-Q

CONDUENT INCORPORATED

FORM 10-Q

September 30, 2026

For additional information about Conduent Incorporated and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at https://investor.conduent.com/. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

CNDT Q3 2026 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue	$534	$605	$1,652	$1,826

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	425	490	1,322	1,485
Selling, general and administrative (excluding depreciation and amortization)	72	83	230	284
Research and development (excluding depreciation and amortization)	1	1	2	3
Depreciation and amortization	36	42	114	124
Restructuring and related costs	22	12	50	24
Interest expense	15	12	40	36
(Gain) loss on divestitures and transaction costs, net	1	—	4	6
Litigation settlements (recoveries), net	—	—	1	2
Loss on extinguishment of debt	—	1	—	1
Other (income) expenses, net	(3)	2	—	4
Total Operating Costs and Expenses	569	643	1,763	1,969
Income (Loss) Before Income Taxes from Continuing Operations	(35)	(38)	(111)	(143)
Income tax expense (benefit) from continuing operations	5	4	20	(3)
Net Income (Loss) from Continuing Operations	(40)	(42)	(131)	(140)
Income (Loss) from Discontinued Operations, Net of Tax	(9)	(4)	(67)	3
Net Income (Loss)	$(49)	$(46)	$(198)	$(137)

Net Income (Loss) per Share:
Basic:
Continuing operations	$(0.27)	$(0.27)	$(0.89)	$(0.92)
Discontinued operations	(0.06)	(0.03)	(0.43)	0.02
Basic net income (loss) per share	$(0.33)	$(0.30)	$(1.32)	$(0.90)

Diluted:
Continuing operations	$(0.27)	$(0.27)	$(0.89)	$(0.92)
Discontinued operations	(0.06)	(0.03)	(0.43)	0.02
Diluted net income (loss) per share	$(0.33)	$(0.30)	$(1.32)	$(0.90)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net Income (Loss)	$(49)	$(46)	$(198)	$(137)
Other Comprehensive Income (Loss), Net(1)
Currency translation adjustments, net	(4)	(2)	(9)	31
Unrecognized gains (losses), net	1	(2)	—	—
Changes in benefit plans, net	(1)	—	(1)	—
Other Comprehensive Income (Loss), Net	(4)	(4)	(10)	31

Comprehensive Income (Loss), Net	$(53)	$(50)	$(208)	$(106)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$292	$233
Accounts receivable, net	400	341
Contract assets	13	53
Other current assets	198	125
Assets of discontinued operations held for sale	404	452
Total current assets	1,307	1,204
Land, buildings and equipment, net	142	167
Operating lease right-of-use assets	116	112
Deferred contract costs, net	74	74
Goodwill	613	617
Other long-term assets	198	223
Total Assets	$2,450	$2,397
Liabilities and Equity
Current portion of long-term debt	$191	$22
Accounts payable	71	108
Accrued compensation and benefits costs	118	136
Contract liabilities	55	44
Other current liabilities	287	201
Liabilities of discontinued operations held for sale	204	217
Total current liabilities	926	728
Long-term debt	709	665
Deferred taxes	19	19
Operating lease liabilities	90	83
Other long-term liabilities	93	75
Total Liabilities	1,837	1,570

Contingencies (See Note 12)
Series A convertible preferred stock	142	142

Common stock	2	2
Treasury stock, at cost	(235)	(235)
Additional paid-in capital	3,969	3,968
Retained earnings (deficit)	(2,818)	(2,613)
Accumulated other comprehensive loss	(447)	(437)
Total Equity	471	685
Total Liabilities and Equity	$2,450	$2,397

Shares of common stock issued and outstanding	155,682	154,709
Shares of series A convertible preferred stock issued and outstanding	120	120
Shares of common stock held in treasury	70,097	70,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(198)	$(137)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	128	144
Contract inducement amortization	2	2
Deferred income taxes	(1)	(3)
Amortization of debt financing costs	1	1
Loss on extinguishment of debt	—	1
(Gain) loss on divestitures and sales of fixed assets, net	10	2
Stock-based compensation	2	13
Changes in operating assets and liabilities:
Accounts receivable	(41)	14
Other current and long-term assets	3	(101)
Accounts payable and accrued compensation and benefits costs	(61)	(17)
Other current and long-term liabilities	45	(17)
Net change in income tax assets and liabilities	2	(14)
Net cash provided by (used in) operating activities	(108)	(112)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(23)	(44)
Proceeds from sale of land, buildings and equipment	1	—
Cost of additions to internal use software	(16)	(15)
Proceeds from divestitures	3	53
Net cash provided by (used in) investing activities	(35)	(6)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	243	259
Proceeds from the issuance of debt	—	4
Payments of debt issuance costs	(1)	(3)
Payments of revolving credit facility	(25)	(125)
Payments of debt	(14)	(101)
Treasury stock purchases	—	(20)
Excise tax payment on treasury stock purchases	—	(2)
Taxes paid for settlement of stock-based compensation	(1)	—
Dividends paid on preferred stock	(7)	(7)
(Repurchase of) contribution from noncontrolling interest	—	(5)
Net cash provided by (used in) financing activities	195	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	5
Increase (decrease) in cash, cash equivalents and restricted cash	52	(113)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	243	377
Cash, Cash Equivalents and Restricted Cash at End of period(1)	$295	$264
 ___________
(1)Includes $3 million and $16 million of restricted cash as of September 30, 2026 and 2025, respectively, that were included in Other current assets on the respective Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2026 Form 10-Q

CONDUENT INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30, 2026
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at June 30, 2026	$2	$(235)	$3,969	$(2,767)	$(443)	$—	$526
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—		—	—	—
Buyback of noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(49)	—	—	(49)
Other comprehensive income (loss), net	—	—	—	—	(4)	—	(4)
Total Comprehensive Income (Loss), Net	—	—	—	(49)	(4)	—	(53)
Balance at September 30, 2026	$2	$(235)	$3,969	$(2,818)	$(447)	$—	$471

	Three Months Ended September 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at June 30, 2025	$2	$(218)	$3,959	$(2,529)	$(437)	$—	$777
Dividends - preferred stock, $20/share	—	—	—	(2)	—	—	(2)
Stock incentive plans, net	—	—	5	—	—	—	5
Treasury stock purchases	—	(13)	—	—	—	—	(13)
Buyback of noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(46)	—	—	(46)
Other comprehensive income (loss), net	—	—	—	—	(4)	—	(4)
Total Comprehensive Income (Loss), Net	—	—	—	(46)	(4)	—	(50)
Balance at September 30, 2025	$2	$(231)	$3,964	$(2,577)	$(441)	$—	$717

	Nine Months Ended September 30, 2026
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2025	$2	$(235)	$3,968	$(2,613)	$(437)	$—	$685
Dividends - preferred stock, $60/share	—	—	—	(7)	—	—	(7)
Stock incentive plans, net	—	—	1	—	—	—	1
Treasury stock purchases	—	—	—	—	—	—	—
Buyback of noncontrolling interest	—	—	—	—	—	—	—
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(198)	—	—	(198)
Other comprehensive income (loss), net	—	—	—	—	(10)	—	(10)
Total Comprehensive Income (Loss), Net	—	—	—	(198)	(10)	—	(208)
Balance at September 30, 2026	$2	$(235)	$3,969	$(2,818)	$(447)	$—	$471

	Nine Months Ended September 30, 2025
(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL(1)	Non-controlling Interest	Shareholders' Equity
Balance at December 31, 2024	$2	$(210)	$3,952	$(2,433)	$(472)	$4	$843
Dividends - preferred stock, $60/share	—	—	—	(7)	—	—	(7)
Stock incentive plans, net	—	—	13	—	—	—	13
Treasury stock purchases	—	(21)	—	—	—	—	(21)
Contribution from noncontrolling interest	—	—	(1)	—	—	(4)	(5)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	(137)	—	—	(137)
Other comprehensive income (loss), net	—	—	—	—	31	—	31
Total Comprehensive Income (Loss), Net	—	—	—	(137)	31	—	(106)
Balance at September 30, 2025	$2	$(231)	$3,964	$(2,577)	$(441)	$—	$717
___________
(1)AOCL - Accumulated other comprehensive loss. Refer to Note 11 – Accumulated Other Comprehensive Loss for the components of AOCL.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CNDT Q3 2026 Form 10-Q

CONDUENT INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Conduent” refer to Conduent Incorporated and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Conduent Incorporated is a New York corporation, organized in 2016. Conduent is a global technology-enabled operating partner that helps businesses and governments simplify complexity, modernize mission-critical operations and deliver measurable outcomes through AI, automation, data and human expertise. Through a dedicated global team of approximately 46,000 associates, process expertise and advanced technologies, Conduent's solutions and services digitally transform its clients’ operations to enhance customer experiences, improve performance, increase efficiencies and reduce costs.
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
Discontinued Operations
On May 21, 2026, the Company entered into a definitive agreement to sell its Public Transit business, an operating unit of its Transportation segment to Modaxo USA Holdings, Inc. and certain affiliates (collectively, "Modaxo"). On June 29, 2026, the Company entered into a definitive agreement to sell its Tolling business, the other operating unit of its Transportation segment, to Quarterhill Inc. The sale of the Public Transit business closed on October 1, 2026 and the sale of the Tolling business is expected to close before the end of 2026.
These two transactions collectively represent an exit from the Transportation business, a strategic shift that will have a major effect on the Company’s operations and financial results. As such, these transactions qualify under applicable accounting guidance for reporting as discontinued operations and the Company reported these businesses as discontinued operations and reclassified their results from its former Transportation segment to Discontinued Operations and no longer reports results for a Transportation segment. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the Company's condensed consolidated balance sheet for the periods presented. Refer to Note 5 – Divestitures and Discontinued Operations to the Condensed Consolidated Financial Statements for additional information, including selected cash flow information.
Unless otherwise indicated, the financial disclosures and related information provided herein relate to the Company's continuing operations, which exclude the Transportation segment, and all prior periods have been recast to reflect discontinued operations.

CNDT Q3 2026 Form 10-Q

Use of Estimates
Preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to fair values of financial instruments, goodwill and intangible assets, income taxes and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In connection with the Company’s periodic review of the estimated useful lives of its buildings and equipment, the Company extended the estimated useful lives of its desktop and laptop computers from three years to four years effective April 1, 2026. The change in estimated useful lives was due to actual and expected longer refresh cycles for these assets. Based on the carrying value of the assets as of March 31, 2026, and those since placed in service, the effects of this change in estimate were decreases in Loss Before Income Taxes from Continuing Operations and Net Loss from Continuing Operations of $1 million and $2 million, respectively, for the three and nine months ended September 30, 2026. The expected impact of the change in estimate for the year ending December 31, 2026 is a decrease of approximately $3 million in Loss Before Income Taxes from Continuing Operations and Net Loss from Continuing Operations.
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

CNDT Q3 2026 Form 10-Q

Note 3 – Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue by major service offering and reportable segment and the timing of revenue recognition. Refer to Note 4 – Segment Reporting for additional information on the Company's reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Commercial:
Customer Experience Management	$81	$122	$291	$388
BPaaS	112	117	341	349
Integrated Digital Solutions	115	128	353	397
Total Commercial	308	367	985	1,134
Government:
Government Healthcare Solutions	123	132	377	395
Government Services Solutions	103	106	290	297
Total Government	226	238	667	692
Total Consolidated Revenue	$534	$605	$1,652	$1,826

Timing of Revenue Recognition:
Point in time	$16	$25	$52	$62
Over time	518	580	1,600	1,764
Total Revenue	$534	$605	$1,652	$1,826

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
The following table provides information about significant movements in contract assets (current and long-term) for the nine months ended September 30, 2026 and 2025:

(in millions)	2026	2025
Beginning balance	$57	$61
Additional contract assets recognized	31	48
Billed and transferred to Accounts receivable	(73)	(33)
Ending balance(1)	$15	$76
___
(1) Of which $2 million and $5 million are included in Other long-term assets as of September 30, 2026 and 2025, respectively.

CNDT Q3 2026 Form 10-Q

The following table provides information about significant movements in contract liabilities balances (current and long-term) for the nine months ended September 30, 2026 and 2025:

(in millions)	2026	2025
Beginning balance	$86	$96
Deferral of income	102	98
Revenue recognized related to deferral of income(1)	(73)	(99)
Ending balance(2)	$115	$95
___
(1) Of which $39 million and $48 million were recognized during the nine months ended September 30, 2026 and 2025, respectively, that related to the Company's contract liabilities as of December 31, 2025 and 2024, respectively.
(2) Of which $60 million and $43 million are included in Other long-term liabilities as of September 30, 2026 and 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2026 was approximately $500 million. The Company expects to recognize approximately 93% of this revenue over the next two years and the remainder thereafter.
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
As discussed in Note 5 – Divestitures and Discontinued Operations, the Company has entered into definitive agreements to sell its Transit and Tolling businesses to Modaxo and Quarterhill Inc., respectively. The sale of Transit closed on October 1, 2026 and the sale of the Tolling business is expected to close before the end of 2026. As a result of such sales, and having met applicable accounting requirements, the Company reported these businesses as discontinued operations and reclassified their results from the former Transportation segment to Discontinued Operations and no longer reports results for a Transportation segment. All prior periods have been reclassified to conform to this presentation.
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

CNDT Q3 2026 Form 10-Q

Selected financial information for the Company's segments is as follows:

	Three Months Ended September 30,
(in millions)	Commercial	Government	Total(1)
2026
Segment revenue	$308	$226	$534

Expenses
Wages and benefits	$202	$90	$292
Services and supplies	42	57	99
Rent lease and maintenance expense	33	14	47
Other operating expense	2	2	4
Depreciation and amortization expense	17	12	29
Segment expenses	$296	$175	$471

Segment profit (loss)	$12	$51	$63

2025
Segment revenue	$367	$238	$605

Expenses(2)
Wages and benefits	$250	$91	$341
Services and supplies	44	69	113
Rent lease and maintenance expense	36	17	53
Other operating expense	—	—	—
Depreciation and amortization expense	20	13	33
Segment expenses	$350	$190	$540

Segment profit (loss)	$17	$48	$65
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

CNDT Q3 2026 Form 10-Q

	Nine Months Ended September 30,
(in millions)	Commercial	Government	Total(1)
2026
Segment revenue	$985	$667	$1,652

Expenses
Wages and benefits	$651	$267	$918
Services and supplies	132	177	309
Rent lease and maintenance expense	102	44	146
Other operating expense	4	6	10
Depreciation and amortization expense	55	36	91
Segment expenses	$944	$530	$1,474

Segment profit (loss)	$41	$137	$178

2025
Segment revenue	$1,134	$692	$1,826

Expenses(2)
Wages and benefits	$773	$276	$1,049
Services and supplies	145	204	349
Rent lease and maintenance expense	110	49	159
Other operating expense	2	4	6
Depreciation and amortization expense	64	34	98
Segment expenses	$1,094	$567	$1,661

Segment profit (loss)	$40	$125	$165
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

Other operating expense shown above is primarily comprised of third-party legal fees and other miscellaneous expenses.

CNDT Q3 2026 Form 10-Q

The following is a reconciliation of Segment profit (loss) to Income (loss) before income taxes from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Segment Profit (Loss)	$63	$65	$178	$165
Reconciling items:
Unallocated costs(1)	(62)	(75)	(192)	(233)
Amortization of acquired intangible assets	(1)	(1)	(2)	(2)
Restructuring and related costs	(22)	(12)	(50)	(24)
Interest expense	(15)	(12)	(40)	(36)
Loss on extinguishment of debt	—	(1)	—	(1)
Gain (loss) on divestitures and transaction costs, net	(1)	—	(4)	(6)
Litigation (settlements) recoveries, net	—	—	(1)	(2)
Other income (expenses), net	3	(2)	—	(4)
Income (Loss) Before Income Taxes From Continuing Operations	$(35)	$(38)	$(111)	$(143)
(1)    Unallocated Costs includes IT infrastructure costs that are shared by multiple reportable segments, enterprise application costs and certain corporate overhead expenses not directly attributable or allocated to the reportable segments. Included in the nine months ended September 30, 2026 period are $4 million of former CEO separation costs and a benefit related to a stock compensation plan change as described in Note 13 – Preferred Stock and Common Stock. Included in the nine months ended September 30, 2025 period are $25 million of Direct response costs related to the January 2025 Cyber Event as well as a $9 million insurance recovery related to the 2019 Texas Matter. Additionally, Unallocated Costs includes certain indirect costs that are no longer allocated to the former Transportation segment, which is now classified as Discontinued Operations.
Refer to Note 3 – Revenue for additional information on disaggregated revenues of the reportable segments.
Note 5 – Divestitures and Discontinued Operations
Public Transit Divestiture
On May 21, 2026, the Company, by and through its wholly owned subsidiary Conduent Business Services, LLC (“CBS”), entered into an Equity Interest Purchase Agreement (the “Transit Purchase Agreement”) with Modaxo USA Holdings, Inc. ("US Buyer") and Modaxo France Holdings SAS ("French Buyer" and together with US Buyer, “Transit Buyer”), and Modaxo Group Inc. Under the Transit Purchase Agreement, CBS agreed to sell all of the issued and outstanding equity interests of Conduent Transport Solutions, Inc. and certain non‑U.S. subsidiaries that comprise the Company’s public transit and fare collection business (the “Transit Business”) on the terms and subject to the conditions set forth therein.
The purchase price is $164 million in cash, subject to customary purchase price adjustments, and the Transit Purchase Agreement requires at least $15 million in cash to be transferred with the Transit Business on the day of closing.
The Transit Purchase Agreement contains customary representations and warranties and pre‑closing covenants for a transaction of this type.
On September 30, 2026, CBS, Transit Buyer and Modaxo Group, Inc. entered into the First Amendment to the Transit Purchase Agreement (the “Amendment”) to amend the Transit Purchase Agreement to, among other things, remove the US Buyer as a party to the Transit Purchase Agreement such that the French Buyer is the sole Buyer under the Transit Purchase Agreement and waive certain closing conditions related to certain governmental filings.
On October 1, 2026, Conduent completed the sale of the Transit Business. The Company received $140 million from the Transit Buyer in the form of cash consideration. At closing the Transit Buyer retained (i) a $10 million purchase price holdback for a maximum of one year to secure net tangible asset related adjustments, and (ii) a $12 million special holdback, the release of which is dependent upon certain target completion dates for a former customer. In addition, there were certain other closing adjustments of $2 million. In the fourth quarter of 2026, the Company expects to record a pre-tax gain (after expected transaction costs) of $2 million and income tax expense of approximately $7 million. In addition, $18 million in cash was transferred to the Transit Buyer at closing.

CNDT Q3 2026 Form 10-Q

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
The purchase price consists of $70 million in cash, subject to customary purchase price adjustments, and a number of common shares of Tolling Buyer equal to 7% of the issued and outstanding shares of Tolling Buyer, calculated as of immediately prior to the closing. The estimated market value of these shares, based on the publicly traded market price of Quarterhill Inc. as of September 30, 2026 was $20 million.
The Tolling Purchase Agreement contains customary representations and warranties and pre‑closing covenants for a transaction of this type. The transaction is expected to close before the end of 2026, subject to customary conditions and regulatory approvals.
Discontinued Operations
Collectively, these two divestitures represent an exit from the Transportation business, a strategic shift that will have a major effect on the Company’s operations and financial results, and as such, qualify for reporting as discontinued operations. Beginning in the second quarter of 2026, the Company reported the results of the Transportation segment, for the periods presented, in the Company's Condensed Consolidated Statements of Income (Loss) as discontinued operations and reported the assets and liabilities of the Transportation segment on the Condensed Consolidated Balance Sheets as held for sale. All prior periods have been reclassified to conform with this presentation. Additionally, the Company has classified the assets and liabilities held for sale as current assets and liabilities as it expects the two transactions will close within one year. The net assets of discontinued operations are recorded at the lower of their carrying amount or estimated fair value less costs to sell.
In the second quarter of 2026, the Company recorded a net pre-tax loss of $31 million related to the pending Tolling divestiture to reduce the carrying amount of the Tolling business to its estimated fair value less costs to sell (the "impairment loss"). During the third quarter of 2026, the Company reassessed the estimated fair value less costs to sell of the Tolling business and reduced the previously recognized loss by $21 million. As a result, the cumulative pre-tax loss was $10 million as of September 30, 2026. There was no tax benefit recorded related to this loss. This loss is included on the Condensed Consolidated Statements of Income (Loss) in Income (loss) from discontinued operations, net of tax and is included in the Condensed Consolidated Statements of Cash Flows as an adjustment in (Gain) loss on divestitures and sales of fixed assets, net. Any differences due to changes in fair values less costs to sell or carrying values for the Tolling business will be recognized as a gain or loss in future financial statements.
Summarized financial information for the Company's Discontinued Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue(1)	$122	$161	$391	$446
Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	132	143	381	383
Selling, general and administrative (excluding depreciation and amortization)	11	11	36	31
Depreciation and amortization	3	6	15	20
Other (income) expenses, net	(17)	3	20	2
Total Operating Costs and Expenses	129	163	452	436
Income (Loss) Before Income Taxes	(7)	(2)	(61)	10
Income tax expense (benefit)	2	2	6	7
Net Income (Loss) from Discontinued Operations	$(9)	$(4)	$(67)	$3
(1)    Includes customer contract-related adjustments in our Tolling business of $33 million and $38 million for the three and nine months ended September 30, 2026, respectively.

CNDT Q3 2026 Form 10-Q

Other (income) expenses, net shown for the nine months ended September 30, 2026 in the table above include the $10 million impairment loss noted above. This amount includes approximately $2 million of transaction-related costs that have been accrued within Other current liabilities.
The following is a summary of the major categories of assets and liabilities that have been reclassified as held for sale in connection with the Transit and Tolling divestitures described above:

(in millions)	September 30, 2026	December 31, 2025
Accounts Receivable, net	$139	$159
Other current assets	91	87
Contract assets	64	70
Land, building and equipment, net	15	14
Operating lease right-of-use assets	17	23
Deferred contract costs, net	47	54
Other long-term assets	39	45
Write-down to fair value	(8)	—
Assets of discontinued operations held for sale	$404	$452
Accounts payable	$25	$34
Accrued compensation and benefits costs	34	37
Contract liabilities	39	30
Other current liabilities	68	70
Operating lease liabilities	12	18
Other long-term liabilities	26	28
Liabilities of discontinued operations held for sale	$204	$217
The following is a summary of selected financial information of the discontinued operations:

	Nine Months Ended September 30,
(in millions)	2026	2025
Non-cash items
Depreciation of buildings and equipment	$3	$3
Amortization of product software	6	9
Amortization of deferred contract costs	6	8
Write-down of assets to estimated fair value less costs to sell	10	—
Customer contract-related adjustments	31	2

Capital and other expenditures
Cost of additions to land, buildings and equipment	3	5
Cost of additions to product software	5	5
Costs to obtain and fulfill a contract	—	7
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
In 2026, the Company initiated a transformation project to accelerate growth, improve delivery, modernize technology, and optimize support functions (the "2026 Restructuring Program"). Management has estimated that the restructuring and related costs of this project will be in the range of $50 million to $70 million. The estimated completion date of this project is the end of the first half of 2027.

CNDT Q3 2026 Form 10-Q

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
A summary of the Company's restructuring program activity in the table below for the nine months ended September 30, 2026 and 2025 includes:
•Severance and related costs - employee termination costs, which include severance, retraining and other related contractual benefits;
•Contract termination and other related costs - incremental, non-recurring costs related to professional support services associated with the implementation of certain cost reductions and strategic transformation and capital allocation programs in 2026 and non-lease costs associated with exited lease facilities in both years; and
•Asset impairments - non-cash impairments of operating lease right-of-use assets and associated leasehold improvements related to the reduction of the Company's real estate footprint.

(in millions)	Severance and Related Costs	Contract Termination and Other Related Costs	Asset Impairments	Total
Accrued Balance at December 31, 2025	$5	$3	$—	$8
Provision	28	21	1	50
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	28	21	1	50
Charges against reserve and currency	(21)	(16)	(1)	(38)
Accrued Balance at September 30, 2026	$12	$8	$—	$20

(in millions)	Severance and Related Costs	Contract Termination and Other Related Costs	Asset Impairments	Total
Accrued Balance at December 31, 2024	$13	$2	$—	$15
Provision	14	7	3	24
Changes in estimates	—	—	—	—
Total Net Current Period Charges(1)	14	7	3	24
Charges against reserve and currency	(19)	(9)	(3)	(31)
Accrued Balance at September 30, 2025	$8	$—	$—	$8
__________
(1)Represents amounts recognized within the Condensed Consolidated Statements of Income (Loss) for the periods shown.
No restructuring and related costs are allocated to the segments.
Note 7 – Debt
Long-term debt was as follows:

(in millions)	September 30, 2026	December 31, 2025
Revolving credit facility	$327	$109
Senior notes due 2029	520	520
Finance lease obligations	45	49
Other	11	13
Principal debt balance	903	691
Debt issuance costs and unamortized discounts	(3)	(4)
Less: current maturities	(191)	(22)
Total Long-term Debt	$709	$665

CNDT Q3 2026 Form 10-Q

As of September 30, 2026, the Company had $327 million outstanding borrowings under its Revolving Credit Facility (the "Facility"). The Company utilized $26 million of the Facility to issue letters of credit as of September 30, 2026. Additionally, the Company utilized $79 million of the Performance Letter of Credit Facility to issue performance letters of credit as of September 30, 2026. The remaining unused capacity, reflecting total borrowing facility size minus outstanding borrowings and letters of credit, under the Facility and the Performance Letter of Credit Facility was $4 million and $14 million, respectively, as of September 30, 2026.
At September 30, 2026, the Company was in compliance with all debt covenants related to the borrowings in the table above.
On October 23, 2026, the Company completed the refinancing of the existing $357 million Facility by extending the maturities and adding $90 million of additional commitments, consisting of $75 million of new first-out revolving commitments and a new $15 million backstop performance letter of credit facility (the "Refinancing Agreement"). Borrowings under the new revolving credit facility (the "New Facility"), consisting of first-out and new second-out facilities bear interest at a per annum rate equal to, at the option of the Company, (i) the applicable term SOFR rate plus a margin of 4.00% and 3.00%, respectively, or (ii) the applicable base rate plus a margin of 3.00% and 2.00%, respectively, and mature on May 31, 2029. The New Facility contains certain customary affirmative and negative covenants, restrictions, prepayment terms and events of default.
Pursuant to the terms of the Refinancing Agreement, the Company used $131 million of proceeds from the sale of the Transit Business to repay outstanding borrowings under the New Facility. In addition, the Company paid $22 million of debt issuance costs at closing. The aggregate commitments under the New Facility will be reduced by $80 million no later than December 31, 2026, or earlier upon the closing of a new accounts receivable factoring facility. If the Company does not execute a new agreement by December 31, 2026, such failure will constitute an event of default under the New Facility. On October 28, 2026, the Company borrowed $75 million under the New Facility. The Company expects to repay the $75 million borrowing using proceeds from the anticipated sale of the Tolling Business and available cash for the remaining balance.
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
At September 30, 2026 and December 31, 2025, the Company had outstanding forward exchange contracts with gross notional values of $52 million and $163 million, respectively. At September 30, 2026, approximately 57% of these contracts mature within three months, 21% in three to six months, 19% in six to twelve months and 3% in greater than twelve months. Most of these foreign currency derivative contracts are designated as cash flow hedges and did not have a material impact on the Company's condensed consolidated balance sheet, income statement or cash flows for the periods presented.
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

CNDT Q3 2026 Form 10-Q

Summary of Financial Assets and Liabilities Accounted for at Fair Value on a Recurring Basis
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases was Level 2.

(in millions)	September 30, 2026	December 31, 2025
Assets:
Foreign exchange contracts - forward	$—	$—
Total Assets	$—	$—
Liabilities:
Foreign exchange contracts - forward	$(2)	$(2)
Total Liabilities	$(2)	$(2)
Summary of Other Financial Assets and Liabilities
The estimated fair values of other financial assets and liabilities were as follows:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$709	$620	$665	$592
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
The Company recognized an expense related to its defined contribution plans of $2 million and $0 million for the three months ended September 30, 2026 and 2025, respectively, and $6 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively. The balance sheet and income statement impacts of any remaining defined benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.

CNDT Q3 2026 Form 10-Q

Note 11 – Accumulated Other Comprehensive Loss ("AOCL")
Below are the balances and changes in AOCL(1):

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2025	$(444)	$—	$7	$(437)
Other comprehensive income (loss)	(9)	—	(1)	(10)
Balance at September 30, 2026	$(453)	$—	$6	$(447)

(in millions)	Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at December 31, 2024	$(478)	$1	$5	$(472)
Other comprehensive income (loss)	32	(1)	—	31
Balance at September 30, 2025	$(446)	$—	$5	$(441)
__________
(1)All amounts are net of tax. Tax effects were immaterial.

Note 12 – Contingencies and Litigation
As more fully discussed below, the Company is involved in a variety of claims, lawsuits, investigations and proceedings concerning a variety of matters, including: governmental entity contracting, servicing and procurement law; intellectual property law; employment law; commercial and contracts law; the Employee Retirement Income Security Act ("ERISA"); and other laws and regulations. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its view on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in the Company's determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of any accrual for such matter or matters, this could have a material adverse effect on the Company's results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The Company believes it has recorded adequate provisions for any such matters as of September 30, 2026. Litigation is inherently unpredictable, and it is not possible to predict the ultimate outcome of these matters and such outcome in any such matters could be more than any amounts accrued and could be material to the Company's results of operations, cash flows or financial position in any reporting period.
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

CNDT Q3 2026 Form 10-Q

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
The parties proceeded with various pre-trial submissions on September 23, 2026. The court has not yet set a trial date.
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

CNDT Q3 2026 Form 10-Q

January 2025 Cyber Event
The Company, CBS and Conduent State & Local Solutions, Inc. (collectively, “Conduent”) are parties to a number of lawsuits in the U.S. asserted by or on behalf of individuals who allegedly received a notification letter that their personal information may have been affected by the January 2025 Cyber Event. Substantially all of these lawsuits have been consolidated into a single action in the U.S. District Court, District of New Jersey (In re: Conduent Business Services Data Breach Litigation). The initial consolidated complaint was filed by plaintiffs on March 18, 2026, with an amended complaint filed on June 12, 2026. Conduent denies plaintiffs’ allegations and believes that it has strong defenses against them. Nevertheless, to avoid the costs and burdens associated with litigation, Conduent agreed to resolve the matter. In August 2026, the parties reached an agreement in principle to settle the case, subject to the court’s approval and the parties filed a joint status report with the court on September 10, 2026.
Subsequent to quarter end, on October 16, 2026, Conduent entered into a Class Action Settlement Agreement and Release (the "Settlement Agreement") with the plaintiffs, pursuant to which Conduent will fund, or cause to be funded, $80 million into a non-reversionary settlement fund, which amount will be inclusive of the recovery amount for class members, costs of credit and medical data monitoring, fees for the plaintiffs’ counsel, and the costs of administering the settlement, and is Conduent’s total monetary obligation under the Settlement Agreement. Upon final approval, the Settlement Agreement releases Conduent, Conduent’s affected clients, and such clients’ affected customers, from claims arising out of or relating to the cyber incident. The Settlement Agreement is not an admission of fault or liability, which Conduent denies, and remains subject to court approval. The motion for preliminary approval of the Settlement Agreement was filed on October 16, 2026, and the court has scheduled a hearing on the motion for December 11, 2026. Conduent maintains cyber insurance and does not expect this settlement to have a material impact on its financial position, results of operations or cash flows. In the third quarter of 2026, the Company recorded a receivable in Other current assets and a liability in Other current liabilities for $80 million related to the Settlement Agreement.
The Company has also been responding to subpoenas, information requests, and investigations from certain governmental agencies and other stakeholders. The Company is not able to determine or predict the ultimate outcome of these matters or reasonably provide an estimate or range of estimates of the possible outcome or loss, if any, in excess of currently recorded reserves.
Other Contingencies
Certain contracts, primarily in the Company's Government segment and former Transportation segment, require the Company to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2026, the Company had $529 million of outstanding surety bonds issued to secure its performance of contractual obligations with its clients and $138 million of outstanding letters of credit issued to secure the Company's performance of contractual obligations to its clients as well as other corporate obligations. In general, the Company would only be liable for these guarantees in the event of default in the Company's performance of its obligations under each contract.
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

CNDT Q3 2026 Form 10-Q

Note 14 – Earnings (Loss) per Share
The Company did not declare any common stock dividends in the periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data in whole dollars and shares in thousands)	2026	2025	2026	2025
Basic Net Earnings (Loss) per Share:
Net Income (Loss) from Continuing Operations	$(40)	$(42)	$(131)	$(140)
Net Income (Loss) from Discontinued Operations	(9)	(4)	(67)	3
Net Income (Loss)	(49)	(46)	(198)	(137)
Dividend - Preferred Stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders - Basic	$(51)	$(48)	$(205)	$(144)

Diluted Net Earnings (Loss) per Share:
Net Income (Loss) from Continuing Operations	$(40)	$(42)	$(131)	$(140)
Net Income (Loss) from Discontinued Operations	(9)	(4)	(67)	3
Net Income (Loss)	(49)	(46)	(198)	(137)
Dividend - Preferred Stock	(2)	(2)	(7)	(7)
Adjusted Net Income (Loss) Available to Common Shareholders - Diluted	$(51)	$(48)	$(205)	$(144)

Weighted Average Common Shares Outstanding - Basic	155,594	157,004	155,252	159,899
Common Shares Issuable With Respect To:
Restricted Stock and Performance Units / Shares	—	—	—	—
8% Convertible Preferred Stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	155,594	157,004	155,252	159,899

Net Earnings (Loss) per Share:
Basic:
Continuing operations	$(0.27)	$(0.27)	$(0.89)	$(0.92)
Discontinued operations	(0.06)	(0.03)	(0.43)	0.02
Basic net income (loss) per share	$(0.33)	$(0.30)	$(1.32)	$(0.90)

Diluted:
Continuing operations	$(0.27)	$(0.27)	$(0.89)	$(0.92)
Discontinued operations	(0.06)	(0.03)	(0.43)	0.02
Diluted net income (loss) per share	$(0.33)	$(0.30)	$(1.32)	$(0.90)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Restricted stock and performance shares/units	10,929	17,271	11,693	17,287
Convertible preferred stock	5,393	5,393	5,393	5,393
Total Anti-Dilutive and Contingently Issuable Securities	16,322	22,664	17,086	22,680

CNDT Q3 2026 Form 10-Q

Note 15 – Supplementary Financial Information
The components of Other assets and Other liabilities were as follows:

(in millions)	September 30, 2026	December 31, 2025
Other Current Assets
Prepaid expenses	$69	$73
Income taxes receivable	17	9
Value-added tax receivable	5	4
Restricted cash	3	10
Net receivables from buyers of divested businesses	—	1
Cyber insurance recovery receivable	80	—
Other	24	28
Total Other Current Assets	$198	$125
Other Current Liabilities
Accrued liabilities to vendors	$101	$95
Current operating lease liabilities	39	44
Restructuring liabilities	20	8
Income tax payable	5	1
Other taxes payable	9	12
Accrued interest	13	5
Direct response costs - cyber event liabilities	—	8
Due to factoring counterparty	3	9
Cyber settlement payable	80	—
Other	17	19
Total Other Current Liabilities	$287	$201
Other Long-term Assets
Internal use software, net	$84	$90
Intangible assets, net	10	12
Product software, net	30	38
Deferred tax assets	13	14
Other	61	69
Total Other Long-term Assets	$198	$223
Other Long-term Liabilities
Income tax liabilities	15	14
Contract liabilities	60	43
Other	18	18
Total Other Long-term Liabilities	$93	$75

Note 16 – Subsequent Events
See Note 5 – Divestitures and Discontinued Operations for information on the October 1, 2026 completed sale of the Transit Business.
See Note 7 – Debt for information on the October 23, 2026 Refinancing Agreement.
See Note 12 – Contingencies and Litigation for information on the October 16, 2026 Settlement Agreement relating to the January 2025 Cyber Event.

CNDT Q3 2026 Form 10-Q

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
Headquartered in Florham Park, New Jersey, we have operations in 24 countries as of September 30, 2026.
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
Executive Summary
Our transformation at Conduent continued during the third quarter of 2026 as we built upon the strategic priorities established earlier in the year. Throughout the quarter, we remained focused on driving growth in targeted markets, advancing portfolio optimization initiatives, strengthening operational execution, and improving the efficiency of our cost structure. These actions contributed to continued progress in our efforts to position the Company for sustainable long-term growth and profitability. Our priorities remain unchanged: accelerating execution, enforcing financial discipline, reducing costs, optimizing the portfolio, converting pipeline into growth, and simplifying the organization. During the third quarter, we made further progress against these objectives and believe we are building momentum as we move through the remainder of 2026.
During the third quarter of 2026 we achieved the following:

CNDT Q3 2026 Form 10-Q

•Introduced our ASCEND 2026-28 framework at our Investor Day, outlining a three-year path to consistent growth and profitable performance focused on standardizing operations and infrastructure, specializing in core solutions, and scaling our go-to-market capabilities.
•Secured a contract spanning up to 14 years to continue operating and modernizing a large Government client’s Medicaid program delivery system, extending a long-standing relationship and further strengthening our position in the Government healthcare market.
•Appointed a Chief Information and Technology Officer to lead our global technology strategy and advance our transformation efforts, including accelerating AI adoption and modernizing our technology capabilities.
Subsequent to the end of the third quarter of 2026, we achieved the following:
•On October 1, 2026, we completed the sale of our Public Transit Business for a base purchase price of $164 million, subject to customary adjustments. The sale of our Tolling business is expected to occur by the end of 2026 and, upon completion, will represent our exit from the Transportation segment.
•On October 16, 2026, we entered into a Class Action Settlement Agreement and Release (the "Settlement Agreement") with the plaintiffs for the January 2025 cybersecurity incident pending preliminary approval by the US District Court for the District of New Jersey. Conduent's insurers will fund the settlement of $80 million into a non-reversionary settlement fund, inclusive of the recovery amount for class members, costs of credit and medical data monitoring, fees for the plaintiffs’ counsel, and the costs of administering the settlement, and is the total monetary obligation under the Settlement Agreement.
•On October 23, 2026, the Company completed the refinancing of its existing $357 million senior secured revolving credit facilities with its existing revolving lenders by extending the maturities and adding $90 million of additional commitments, consisting of $75 million of new first-out revolving commitments and a new $15 million backstop performance letter of credit facility.

CNDT Q3 2026 Form 10-Q

Financial Information and Analysis of Results of Operations

	Three Months Ended September 30,		2026 vs. 2025
(in millions)	2026	2025	$ Change	% Change
Revenue	$534	$605	$(71)	(12)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	425	490	(65)	(13)%
Selling, general and administrative (excluding depreciation and amortization)	72	83	(11)	(13)%
Research and development (excluding depreciation and amortization)	1	1	—	—%
Depreciation and amortization	36	42	(6)	(14)%
Restructuring and related costs	22	12	10	83%
Interest expense	15	12	3	25%
(Gain) loss on divestitures and transaction costs, net	1	—	1	n/m
Loss on extinguishment of debt	—	1	(1)	(100)%
Other (income) expenses, net	(3)	2	(5)	(250)%
Total Operating Costs and Expenses	569	643	(74)

Income (Loss) Before Income Taxes from Continuing Operations	(35)	(38)	3
Income tax expense (benefit) from continuing operations	5	4	1
Net Income (Loss) from Continuing Operations	$(40)	$(42)	$2
Income (Loss) from Discontinued Operations, Net of Tax	(9)	(4)	(5)
Net Income (Loss)	$(49)	$(46)	$(3)

	Nine Months Ended September 30,		2026 vs. 2025
(in millions)	2026	2025	$ Change	% Change
Revenue	$1,652	$1,826	$(174)	(10)%

Operating Costs and Expenses
Cost of services (excluding depreciation and amortization)	1,322	1,485	(163)	(11)%
Selling, general and administrative (excluding depreciation and amortization)	230	284	(54)	(19)%
Research and development (excluding depreciation and amortization)	2	3	(1)	(33)%
Depreciation and amortization	114	124	(10)	(8)%
Restructuring and related costs	50	24	26	108%
Interest expense	40	36	4	11%
(Gain) loss on divestitures and transaction costs, net	4	6	(2)	(33)%
Litigation settlements (recoveries), net	1	2	(1)	(50)%
Loss on extinguishment of debt	—	1	(1)	(100)%
Other (income) expenses, net	—	4	(4)	(100)%
Total Operating Costs and Expenses	1,763	1,969	(206)

Income (Loss) Before Income Taxes from Continuing Operations	(111)	(143)	32
Income tax expense (benefit) from continuing operations	20	(3)	23
Net Income (Loss) from Continuing Operations	$(131)	$(140)	$9
Income (Loss) from Discontinued Operations, Net of Tax	(67)	3	(70)
Net Income (Loss)	$(198)	$(137)	$(61)

CNDT Q3 2026 Form 10-Q

Revenue
Revenue for the three and nine months ended September 30, 2026 decreased compared to the prior year period, primarily driven by contract losses, including the loss of the largest Commercial segment customer, and lower volumes, partially offset by new business ramp.
Cost of Services (excluding depreciation and amortization)
Cost of services for the three and nine months ended September 30, 2026 decreased compared to the prior year periods, primarily driven by lower expenses associated with reduced revenues and cost optimization initiatives.
Selling, General and Administrative ("SG&A") (excluding depreciation and amortization)
SG&A for the three months ended September 30, 2026 decreased compared the prior year period, primarily driven by cost efficiencies in our corporate functions and lower healthcare costs resulting from reduced U.S. headcount.
SG&A for the nine months ended September 30, 2026 decreased compared to the prior year period, some of which was driven by non-recurring items in the first quarter of 2025. These items included the $25 million of direct response costs related to the January 2025 Cyber Event and the $9 million benefit from the recovery of legal costs from one of our insurance carriers related to the previously disclosed State of Texas matter that settled in February 2019. In addition, cost efficiencies in our corporate functions and lower healthcare costs resulting from reduced U.S. headcount contributed to the decrease. The current year period SG&A also included two offsetting items. Separation costs of approximately $4 million related to the departure of our former Chief Executive Officer were offset by an approximate $3 million net benefit related to our 2025 Annual Performance Incentive Plan as described in Note 13 – Preferred Stock and Common Stock.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2026 decreased compared to the prior year periods due to lower capital investments.
Restructuring and Related Costs
We engage in a series of restructuring programs related to optimizing our employee base, reducing our real estate footprint, exiting certain activities, outsourcing certain internal functions, consolidating our data centers and engaging in other actions designed to reduce our cost structure and improve productivity. The following are the components of our Restructuring and related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Severance and related costs	$9	$7	$28	$14
Contract termination and other related costs	13	3	21	7
Asset impairments	—	2	1	3
Restructuring and related costs	$22	$12	$50	$24
Restructuring and related costs for the three and nine months ended September 30, 2026 increased compared to the prior year periods due to the 2026 Restructuring Program. Refer to Note 6 – Restructuring Programs and Related Costs to the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Interest Expense
Interest expense represents interest on long-term debt and the amortization of debt issuance costs. Interest expense for the three and nine months ended September 30, 2026 increased, compared to the prior year periods due to higher average outstanding debt balances under our Credit Facility.

CNDT Q3 2026 Form 10-Q

(Gain) Loss on Divestitures and Transaction Costs
(Gain) loss on divestitures and transaction costs includes professional fees and other costs related to consummated and certain other non-consummated transactions considered by the Company related to its portfolio rationalization activities. These costs exclude costs directly related to the divestitures of our Transit and Tolling businesses, which have been reclassified to Income (loss) from discontinued operations, net of tax. The remaining transaction costs for the nine months ended September 30, 2026 decreased, compared to the prior year periods, due to reduced portfolio rationalization activities.
Litigation Settlements (Recoveries), Net
Litigation settlements (recoveries), net for the nine months ended September 30, 2026 and 2025 were not material.
Other (Income) Expenses, Net
Other (income) expenses, net for the nine months ended September 30, 2026 and 2025 primarily include interest income on cash investments, accounts receivable factoring fees and foreign currency transaction losses (gains).
Income Taxes from Continuing Operations
The effective continuing operations tax rate for the three months ended September 30, 2026 was (12.3)%, compared to (12.0)% for the three months ended September 30, 2025. The September 30, 2026 rate was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances, geographic mix of income and discrete taxes. The effective tax rate for the three months ended September 30, 2025 was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances and geographic mix of income.
Excluding the impact of restructuring, divestiture-related transaction costs, other expenses, amortization, valuation allowances and discrete tax items, the normalized effective tax rate for the three months ended September 30, 2026 was (0.6)%. The normalized effective tax rate for the three months ended September 30, 2025 was 31.7%, due primarily to excluding the impact of amortization, restructuring, divestitures, valuation allowances and discrete tax items.
The effective continuing operations tax rate for the nine months ended September 30, 2026 was (17.7)%, compared to 1.8% for the nine months ended September 30, 2025. The September 30, 2026 rate was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances, geographic mix of income and discrete taxes. The effective tax rate for the nine months ended September 30, 2025 was lower than the U.S. statutory rate of 21%, primarily due to valuation allowances and geographic mix of income.
Excluding the impact of restructuring, former CEO departure costs, divestiture-related transaction costs, other expenses, amortization, valuation allowances and discrete tax items, the normalized effective tax rate for the nine months ended September 30, 2026 was 17.1%. The normalized effective tax rate for the nine months ended September 30, 2025 was 26.8%, primarily due to excluding the impact of amortization, restructuring, divestitures, reserves for the Direct response costs - cyber event, valuation allowances and discrete tax items.
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
Net Loss from Discontinued Operations, Net of Tax
Net loss from discontinued operations, net of tax for all periods presented relates to the reclassification of our former Transportation segment to discontinued operations. The three and nine months ended September 30, 2026 amounts include certain unfavorable customer contract related adjustments and the impairment loss related to our Tolling business. See Note 5 – Divestitures and Discontinued Operations for additional information.

CNDT Q3 2026 Form 10-Q

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
Results of our financial performance were:

	Three Months Ended September 30,
	Commercial	Government	Unallocated Costs(2)	Total
(in millions)	Reportable Segments
2026
Segment revenue	$308	$226	$—	$534
Segment profit (loss)	$12	$51	$(62)	$1
Segment depreciation and amortization	$17	$12	$6	$35
Adjusted EBITDA	$29	$63	$(56)	$36

% of Total Revenue	57.7%	42.3%	—%	100.0%
Adjusted EBITDA Margin	9.4%	27.9%	—%	6.7%

2025
Segment Revenue	$367	$238	$—	$605
Segment profit (loss)	$17	$48	$(75)	$(10)
Segment depreciation and amortization	$20	$13	$8	$41
Adjusted EBITDA	$37	$61	$(67)	$31

% of Total Revenue	60.7%	39.3%	—%	100.0%
Adjusted EBITDA Margin	10.1%	25.6%	—%	5.1%

CNDT Q3 2026 Form 10-Q

	Nine Months Ended September 30,
	Commercial	Government	Unallocated Costs(2)	Total
(in millions)	Reportable Segments
2026
Segment revenue	$985	$667	$—	$1,652
Segment profit (loss)	$41	$137	$(192)	$(14)
Segment depreciation and amortization	$55	$36	$21	$112
Other adjustments(1)	$—	$—	$4	$4
Adjusted EBITDA	$96	$173	$(167)	$102

% of Total Revenue	59.6%	40.4%	—%	100.0%
Adjusted EBITDA Margin	9.7%	25.9%	—%	6.2%

2025
Segment Revenue	$1,134	$692	$—	$1,826
Segment profit (loss)	$40	$125	$(233)	$(68)
Segment depreciation and amortization	$64	$34	$24	$122
Direct response costs - cyber event	$—	$—	$25	$25
Adjusted EBITDA	$104	$159	$(184)	$79

% of Total Revenue	62.1%	37.9%	—%	100.0%
Adjusted EBITDA Margin	9.2%	23.0%	—%	4.3%
_____
(1) Other adjustments in 2026 consist of former CEO separation costs.
(2) Unallocated Costs in Segment profit (loss) includes certain indirect costs that are no longer allocated to the former Transportation segment, which is now classified as Discontinued Operations. These costs were $4 million and $5 million for the three months ended September 30, 2026 and 2025, respectively. These costs were $12 million and $18 million for the nine months ended September 30, 2026 and 2025, respectively.

CNDT Q3 2026 Form 10-Q

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA and Segment Profit (Loss) Reconciliation to Income (Loss) Before Income Taxes From Continuing Operations	2026	2025	2026	2025
Adjusted EBITDA	$36	$31	$102	$79
Reconciling items:
Segment depreciation and amortization	(35)	(41)	(112)	(122)
Direct response costs - cyber event	—	—	—	(25)
Other adjustments(1)	—	—	(4)	—
Segment Profit (Loss)	$1	$(10)	$(14)	$(68)
Reconciling items:
Amortization of acquired intangible assets	(1)	(1)	(2)	(2)
Restructuring and related costs	(22)	(12)	(50)	(24)
Interest expense	(15)	(12)	(40)	(36)
Loss on extinguishment of debt	—	(1)	—	(1)
Gain (loss) on divestitures and transaction costs, net	(1)	—	(4)	(6)
Litigation (settlements) recoveries, net	—	—	(1)	(2)
Other income (expenses), net	3	(2)	—	(4)
Income (Loss) Before Income Taxes From Continuing Operations	$(35)	$(38)	$(111)	$(143)
_____
(1) Other adjustments in 2026 consist of former CEO separation costs.
Commercial Segment
Revenue
Commercial revenue for the three and nine months ended September 30, 2026 decreased, compared to the prior year periods, primarily driven by contract losses, including our largest customer, lower volumes, and the non-recurrence of a multi-year licensing agreement entered into in the prior year, partially offset by new business ramp.
Segment Profit and Adjusted EBITDA
Commercial segment profit and Adjusted EBITDA for the three months ended September 30, 2026 decreased, compared to the prior year period, primarily due to the revenue drivers noted above, particularly the non-recurrence of the prior year multi-year licensing agreement.
Commercial segment profit remained relatively flat, while Adjusted EBITDA for the nine months ended September 30, 2026 decreased compared to the prior-year period. The decrease in Adjusted EBITDA was primarily driven by the revenue drivers noted above, partially offset by cost efficiencies implemented in the second half of the prior year, including lower fixed technology overhead.
Government Segment
Revenue
Government revenue for the three and nine months ended September 30, 2026 decreased, compared to the prior year periods, primarily due to contract losses and lower volumes. These declines were partially offset by the ramp of new business.
Segment Profit and Adjusted EBITDA
Government segment profit and Adjusted EBITDA for the three months ended September 30, 2026 increased, compared to the prior year period, primarily due to cost efficiencies, partially offset by the revenue drivers noted above.
Government segment profit and Adjusted EBITDA for the nine months ended September 30, 2026 increased, compared to the prior year period, primarily due to cost efficiencies and continued lower expenses in our Government Services business, partially offset by the revenue drivers noted above.

CNDT Q3 2026 Form 10-Q

Unallocated Costs
Unallocated Costs for the three and nine months ended September 30, 2026 were favorable, compared to the prior year period, primarily driven by cost efficiencies in our corporate functions and the absence of non-recurring items recognized in the prior year, including direct response costs related to the January 2025 Cyber Event and the recovery of legal costs from an insurance carrier related to the previously disclosed State of Texas matter.
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
Signings information for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		2026 vs. 2025
($ in millions)	2026	2025	$ Change	% Change
New business ACV	$61	$70	$(9)	(13)%

New business TCV	$117	$134	$(17)	(13)%
Renewals TCV	349	206	143	69%
Total Signings	$466	$340	$126	37%

Annual recurring revenue signings(1)	$35	$40	$(5)	(13)%
Non-recurring revenue signings(2)	$37	$36	$1	3%

	Nine Months Ended September 30,		2026 vs. 2025
($ in millions)	2026	2025	$ Change	% Change
New business ACV	$249	$258	$(9)	(3)%

New business TCV	$473	$510	$(37)	(7)%
Renewals TCV	1,252	910	342	38%
Total Signings	$1,725	$1,420	$305	21%

Annual recurring revenue signings(1)	$147	$140	$7	5%
Non-recurring revenue signings(2)	$138	$130	$8	6%
 ___________
(1)Recurring revenue signings are for new business contracts longer than one year.
(2)Non-recurring revenue signings are for contracts shorter than one year.

CNDT Q3 2026 Form 10-Q

The total new business pipeline as of September 30, 2026 and 2025 was $2.9 billion and $2.9 billion, respectively. Total new business pipeline is defined as total new business ACV pipeline of deals at or beyond the qualified prospect stage. This extends past the next twelve-month period to include total pipeline.
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
The ACV Activity metric for the trailing twelve months for each of the prior five quarters was as follows:

(in millions)	ACV Activity metric
September 30, 2026	$355
June 30, 2026	364
March 31, 2026	376
December 31, 2025	364
September 30, 2025	348
Capital Resources and Liquidity
As of September 30, 2026 and December 31, 2025, total cash and cash equivalents were $292 million and $233 million, respectively. We also had a $357 million Revolving Credit Facility (the "Facility") (reducing to $187 million in October 2026 and maturing in August 2028) for our various cash needs. As of September 30, 2026 we had $327 million outstanding borrowings under the Facility and an additional $26 million was used for letters of credit. The net amount available under the Facility as of September 30, 2026, was $4 million and the amount of borrowings at each quarter-end may be limited by our leverage covenant.
As of September 30, 2026, our total principal debt outstanding was $903 million, of which $191 million was due within one year.
On October 23, 2026, the Company completed the refinancing of its existing $357 million Facility pursuant to a refinancing agreement (the "Refinancing Agreement"), which extended the maturities to May 31, 2029 and added $90 million of additional commitments, consisting of $75 million of new revolving commitments and a new $15 million backstop performance letter of credit facility (the "New Facility"). Pursuant to the terms of the Refinancing Agreement, the Company used $131 million of proceeds from the sale of the Transit Business to repay outstanding borrowings under the New Facility. In addition, the Company paid $22 million of debt issuance costs at closing. The aggregate commitments under the New Facility will be reduced by $80 million no later than December 31, 2026, or earlier upon the closing of a new accounts receivable factoring facility. On October 28, 2026, the Company borrowed $75 million under the New Facility. The Company expects to repay the $75 million borrowing using proceeds from the anticipated sale of the Tolling Business and available cash for the remaining balance.
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

CNDT Q3 2026 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash flows, as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2026	2025	Better (Worse)
Net cash provided by (used in) operating activities	$(108)	$(112)	$4
Net cash provided by (used in) investing activities	$(35)	$(6)	(29)
Net cash provided by (used in) financing activities	$195	$—	195
Operating activities
The net improvement in cash used in operating activities of $4 million, compared to the prior year period, was primarily due to favorable working capital results, which included, among other things, the effects of the natural evolution of some of our long-term projects in the Government and former Transportation segments whereby milestones have been achieved and contractual amounts billed and collected. This favorable result occurred despite the lower sales of accounts receivable under our factoring agreement as noted below. The favorable working capital result was partially offset by lower discontinued operations Adjusted EBITDA, and higher cash income taxes and cash interest expense.
Investing activities
Investing cash usage increased from the prior year due to the absence of the $50 million cash received in the prior year related to the non-interest bearing note from the Curbside Management and Public Safety Solutions divestiture. This was partially offset by planned reductions in capital expenditures.
Financing activities
The increase in cash provided by financing activities was due to a net $218 million draw-down of the Facility for various cash needs in the current year as well as the absence of Treasury stock purchases and the repurchase of the noncontrolling interest in an Australian entity, both of which were made in the prior year. The prior year also included the impacts of the 2025 Credit Agreement including the repayment of Term Loan A with proceeds from the Facility and additional borrowings under the Facility for working capital purposes.
Sales of Accounts Receivable
We have entered into a factoring agreement in the normal course of business as part of our cash and liquidity management, to sell certain accounts receivable without recourse to a third-party financial institution. The transactions under this agreement are treated as sales and are accounted for as reductions in accounts receivable because the agreement transfers effective control over, and risk related to, the receivables to the buyer. Cash proceeds from this arrangement are included in cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows. During the third quarter of 2026, the third-party financial institution ceased their purchases of our accounts receivable. As part of the October 2026 New Facility discussed above, this institution has agreed to restart their purchases. The factoring agreement will terminate on December 31, 2026 and is expected to be replaced with an approximate equal sized facility with another institution. If the Company does not execute a new agreement by December 31, 2026, such failure will constitute an event of default under the New Facility.
The net impact from the sales of accounts receivable on net cash provided by (used in) operating activities for the nine months ended September 30, 2026 and 2025 was $(106) million and $(12) million, respectively.
Material Cash Requirements from Contractual Obligations
We believe our balances of cash and cash equivalents, which totaled $292 million as of September 30, 2026, along with cash generated by operations and amounts available for borrowing under our revolving credit facility, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.
At September 30, 2026, the Company’s material cash requirements include debt, leases and estimated purchase commitments. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our material cash requirements.

CNDT Q3 2026 Form 10-Q

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
There have been no significant changes during the nine months ended September 30, 2026 to our critical accounting estimates and policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

CNDT Q3 2026 Form 10-Q

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
(b)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNDT Q3 2026 Form 10-Q

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended September 30, 2026
During the quarter ended September 30, 2026, the Company did not issue any securities in transactions that were not registered under the Securities Act of 1933, as amended.
(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no share repurchases during the three months ended September 30, 2026.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

CNDT Q3 2026 Form 10-Q

ITEM 5 — OTHER INFORMATION
10b5-1 Plans
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 6 — EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date
2.3	Equity Interest Purchase Agreement dated as of May 21, 2026 among Conduent Business Services, LLC, Modaxo USA Holdings, Inc., Modaxo France Holdings SAS, and solely for purposes of Section 11.18 hereto, Modaxo Group, Inc.		10-Q	2.3	8/10/2026
2.4*	First Amendment to Equity Interest Purchase Agreement, dated September 30, 2026, among Conduent Business Services, LLC, Modaxo USA Holdings, Inc., Modaxo France Holdings SAS, and Modaxo Group, Inc.		8-K	2.1	10/6/2026
2.5	Asset Purchase Agreement dated as of June 29, 2026, among Conduent Business Services, LLC, Conduent State & Local Solutions, Inc. Conduent Public Sector UK Limited, Quarterhill Inc. and Red Fox I.D. Limited.		10-Q	2.4	8/10/2026
3.1	Restated Certificate of Incorporation of Registrant filed with the Department of the State of New York on December 31, 2016.		8-K	3.1	12/23/2016
3.2	Amended and Restated By-Laws of Registrant as amended through October 31, 2023.		10-Q	3.2	11/1/2023
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
————————
*    Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. Conduent will furnish supplementally copies of such attachments to the SEC or its staff upon request.

CNDT Q3 2026 Form 10-Q

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

Date: November 5, 2026

CONDUENT INCORPORATED (Registrant)

By:	/s/ GEORGE ABATE
George Abate Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

CNDT Q3 2026 Form 10-Q